Form 10-Q
period 1996-03-31
PATRIOT BANK CORP
filed 1996-05-15
CIK 1000235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       or

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

                        Commission File Number 0-26744

                              PATRIOT BANK CORP.
- - --------------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)

      DELAWARE                                                    232820537
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

High and Hanover Streets, Pottstown, Pennsylvania                19464-9963
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                (610) 323-1500
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
- - --------------------------------------------------------------------------------

              (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         |X| Yes |_| No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,769,125 shares of common stock, par value $.01 per share, were outstanding as of March 31, 1996.

                   PATRIOT BANK CORP. AND SUBSIDIARIES

                                  INDEX


                                                                     Page


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Statements of Financial Condition at
           March 31, 1996 and December 31, 1995                        3

           Consolidated Statements of Income for the Three-Month
           Periods ended March 31, 1996 and 1995                       4

           Consolidated Statements of Cash Flows for the Three-
           Month Periods ended March 31, 1996 and 1995                 5

           Notes to Consolidated Financial Statements                  6

  Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition                          9


PART II. OTHER INFORMATION                                            14

    Items 1 through 6.


SIGNATURES




                                     PATRIOT BANK CORP. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            March 31,      December 31,
- - -------------------------------------------------------------------------------------------
                                                              1996             1995
- - -------------------------------------------------------------------------------------------
                                                           (unaudited)        (note)

Assets
  Cash and due from banks                                   $  3,617        $  2,878
  Interest-earning deposits in other
   financial institutions                                      1,504          15,678
                                                            --------        --------
     Total cash and cash equivalents                           5,121          18,556
  Investment and mortgage-backed securities
   available for sale - at market value                       93,733          47,646
  Investment securities held to maturity (market value
   of $10,827 and $3,963 at March 31, 1996 and
   December 31, 1995, respectively)                           11,010           3,917
  Loans receivable                                           197,761         194,250
  Allowance for possible loan losses                          (1,734)         (1,702)
  Premises and equipment, net                                  3,604           3,450
  Accrued interest receivable                                  1,537           1,205
  Real estate owned                                              191             195
  Other assets                                                 1,767           1,352
                                                            --------        --------
     Total assets                                           $312,990        $268,869
                                                            ========        ========
Liabilities and stockholders' equity
  Deposits                                                  $209,787        $201,618
  Borrowings                                                  45,500          10,000
  Advances from borrowers for taxes and insurance              2,082           1,778
  Other liabilities                                            1,495           1,363
                                                            --------        --------
   Total liabilities                                         258,864         214,759
                                                            --------        --------
  Preferred stock, $.01 par value,2,000,000
   shares authorized, none issued                                 --              --
  Common stock, $.01 par value, 10,000,000
   shares authorized, 3,769,125 shares issued                     38              38
  Additional paid-in capital                                  36,700          36,700
  Common stock acquired by ESOP, 271,377
   shares at cost                                             (2,714)         (2,714)
  Retained earnings                                           20,400          19,893
  Net unrealized gain (loss) on investment
   and mortgage-backed securities available
   for sale, net of taxes                                       (298)            193
                                                            --------        --------
     Total stockholders' equity                               54,126          54,110
                                                            --------        --------
     Total liabilities and stockholders' equity             $312,990        $268,869
                                                            ========        ========


The accompanying notes are an integral part of these statements.

Note:  The balance sheet at December 31, 1995 is taken from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.




                                     PATRIOT BANK CORP. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME
                                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        Three-Month Period Ended March 31
- - -------------------------------------------------------------------------------------------
                                                              1996             1995
- - -------------------------------------------------------------------------------------------
                                                                   (unaudited)
Interest income
  Interest-earning deposits                                 $    50         $    20
  Investment and mortgage-backed securities                   1,253             605
  Loans                                                       3,903           3,344
                                                            -------         -------
     Total interest income                                    5,206           3,969
                                                            -------         -------
Interest expense
  Deposits                                                    2,308           2,030
  Borrowings                                                    279             102
                                                            -------         -------
     Total interest expense                                   2,587           2,132
                                                            -------         -------
     Net interest income                                      2,619           1,837
Provision for possible loan losses                               35              15
                                                            -------         -------
     Net interest income after
       provision for loan losses                              2,584           1,822
Non-interest income
  Service fees, charges and other operating
   income                                                       121              87
                                                            -------         -------
     Total non-interest income                                  121              87
                                                            -------         -------
Non-interest expense
  Salaries and employee benefits                                884             695
  Occupancy and equipment                                       214             194
  Federal deposit insurance premiums                            116             108
  Data processing                                                90              76
  Advertising                                                    75              55
  Deposit processing                                             63              54
  Other operating expenses                                      301             196
                                                            -------         -------
     Total non-interest expense                               1,743           1,378
                                                            -------         -------
     Income before income taxes                                 962             531
Income taxes                                                    379             201
                                                            -------         -------
   Net income                                               $   583         $   330
                                                            =======         =======

Earnings per share                                          $   .17
                                                            =======

Dividends per share                                         $   .02
                                                            =======



The accompanying notes are an integral part of these statements.





                                   PATRIOT BANK CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS)

                                                                 Three-Month Period Ended March 31
- - -----------------------------------------------------------------------------------------------------
                                                                     1996                1995
- - -----------------------------------------------------------------------------------------------------
                                                                           (unaudited)

Operating activities
  Net income                                                      $    583           $      330
  Adjustments to reconcile net income to net cash provided
     by operating activities
   Amortization and accretion of
     Deferred loan origination fees                                   (125)                (106)
     Premiums and discounts                                             (2)                 (14)
   Provision for possible loan losses                                   35                   15
   Depreciation of premises and equipment                               46                   43
   Deferred income taxes                                                 1                   --
   (Increase) decrease in accrued interest receivable                 (332)                  43
   Decrease in other assets                                            121                  116
   (Increase) decrease in other liabilities                            132                  (13)
                                                                   -------             --------
     Net cash provided by operating activities                         459                  414
                                                                   -------             --------
Investing activities
  Loan originations and principal payments on loans, net            (3,381)               1,644
  Proceeds from the maturity of investment and
   mortgage-backed securities - available for sale                   1,650                  328
  Proceeds from the maturity of investment and
   mortgage-backed securities - held to maturity                       195                   --
  Purchase of investment and mortgage-backed
   securities - available for sale                                 (30,762)                 (69)
  Purchase of investment and mortgage-backed
   securities - held to maturity                                   (25,016)                  --
  (Purchase) disposition of premises and equipment                    (478)                   2
                                                                   -------             --------
     Net cash (used in) provided by investing activities           (57,792)               1,905
                                                                   -------             --------
Financing activities
  Net increase in deposits                                        $  8,169           $    1,070
  Net proceeds (repayments) from short-term borrowings              25,500               (5,000)
  Increase in advances from borrowers
   for taxes and insurance                                             304                  724
  Proceeds from long-term borrowings                                10,000                   --
  Cash dividends paid                                                  (75)                  --
                                                                   -------             --------
     Net cash provided by (used in)
     financing activities                                           43,898               (3,206)
                                                                   -------             --------
     Net increase (decrease) in
     cash and cash equivalents                                     (13,435)                (887)
Cash and cash equivalents at beginning of period                    18,556                5,448
                                                                   -------             --------
Cash and cash equivalents at end of period                        $  5,121           $    4,561
                                                                   =======             ========
Supplemental disclosures

Cash paid for interest was $2,309 and $2,032 for the  three-month  periods ended
March 31, 1996 and 1995, respectively. Cash paid for income taxes was $40 and $40 for the three-month periods ended March 31, 1996 and 1995, respectively.
Transfers from loans to real estate owned were $-0-and $24 for the three-month peiords ended March 31, 1996 and 1995, respectively.

The accompanying notes are an integral part of these statements.


PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 1996


Note 1 - General

  The accompanying financial statements of Patriot Bank Corp. and Subsidiaries ("Patriot") include the accounts of the parent company, Patriot Bank Corp. and its wholly-owned subsidiary, Patriot Bank. All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1995. Prior to December 1, 1995, Patriot Bank Corp. had no assets, liabilities or operations, and accordingly, the data prior to such time represents the financial condition and results of operations of Patriot Bank.

Note 2 - Conversion to Stock Form of Ownership and Earnings Per Share

  On July 13, 1995, the Board of Directors of Patriot Bank adopted an overall Plan of Conversion (the Conversion), as amended on August 30, 1995, pursuant to which Patriot Bank converted from a federally chartered mutual savings bank to a federally chartered capital stock savings bank. All of Patriot Bank's outstanding capital stock was acquired by Patriot, a newly organized Delaware corporation which became the holding company for Patriot Bank.

  The conversion was completed on December 1, 1995 when Patriot issued 3,769,125 shares of common stock to the public. Earnings per share has been calculated based on 3,498,000 weighted average share outstanding during the period ended March 31, 1996. The provisions of Accounting Principles Board No. 15, "Earnings Per Share," are not applicable for the period ended March 31, 1995.

PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 1996

Note 3 - Investment And Mortgage-Backed Securities
   The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows:


- - ------------------------------------------------------------------------------------------------------------------------------------
                                              March 31, 1996                                      December 31, 1995
- - ------------------------------------------------------------------------------------------------------------------------------------
                              Amortized   Unrealized     Unrealized     Fair     Amortized     Unrealized      Unrealized     Fair
                               cost      appreciation   depreciation    value      cost       appreciation     depreciation   value
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                        (in thousands)

Investment and Mortgage-Backed Securities Available for Sale
Investment securities
  U.S. Treasury and
   government
   agency
   securities                 $  6,143    $     --        $    22      $  6,121  $  6,105       $   49         $    --       $ 6,154
  Corporate securities           1,015           5             --         1,020     1,019           27              --         1,046
  Other securities               2,222          --             32         2,190     1,000           21              --         1,021
  FHLB stock                     2,275          --             --         2,275     1,914           --              --         1,914
Mortgage-backed
   securities
  FHLMC                         10,816          83             --        10,899    12,179           95              16        12,258
  FNMA                          23,166          --            126        23,040    17,709          161             115        17,755
  GNMA                           5,266          45             --         5,311     5,463           79               3         5,539
  Collateralized mortgage
   obligations                  43,281          --            404        42,877     1,964           --               5         1,959
                              --------    --------        -------      --------  --------       ------           -----      --------
  Total Investment
   and mortgage-
   backed securities
   available  for sale        $ 94,184    $    133        $   584      $ 93,733  $ 47,353       $  432           $ 139      $ 47,646
                              ========    ========        =======      ========  ========       ======           =====      ========

Investment and Mortgage-Backed Securities Held to Maturity
  Investment securities
   Corporate securities       $  1,503    $    25         $    --      $  1,528  $  1,503       $   63           $  --      $  1,566
   Other securities               2,41         --              21         2,392     2,414            4              21         2,397
Mortgage-backed
   securities
  Collateralized mortgage
   obligations                   7,094         --             187         6,907        --           --              --            --
                              --------    --------        -------      --------  --------       ------           -----      --------
   Total investment and
     mortgage backed
     securities held to
     maturity                 $ 11,010    $    25         $   208      $ 10,827  $  3,917       $   67           $  21      $  3,963
                              ========    ========        =======      ========  ========       ======           =====      ========


PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 1996

Note 4 - Loans Receivable

  Loans receivable are summarized as follows:


                                                               March 31,    December 31,
- - -----------------------------------------------------------------------------------------------
                                                                 1996           1995
- - -----------------------------------------------------------------------------------------------
                                                                   (in thousands)

Real estate loans
 First mortgages secured by one- to four-family
   residences                                                  $134,669       $131,352
 Home equity and second mortgage                                 58,212         57,969
 Construction                                                     1,441          1,712
 Multi-family and commercial                                      3,471          3,288
                                                                -------        -------
                                                                197,793        194,321
 Consumer loans                                                   2,243          2,159
                                                                -------        -------
 Total loans receivable                                         200,036        196,480
   Less deferred loan origination fees                          (2,275)        (2,230)
                                                                -------        -------
   Total loans receivable, net                                 $197,761       $194,250
                                                               ========       ========

Note 5 - Deposits

  Deposits are summarized as follows:


                                                              March 31,       December 31,
- - -----------------------------------------------------------------------------------------------
Deposit Type                                                     1996             1995
- - -----------------------------------------------------------------------------------------------
                                                                     (in thousands)

NOW                                                          $  17,602         $  16,857

Money Market                                                    35,325            34,162

Savings Accounts                                                28,079            27,511

Non-interest bearing demand                                      3,846             2,519
                                                               -------           -------
  Total demand, transaction, money
    market and savings deposits                                 84,852            81,049

Certificates of deposit                                        124,935           120,569
                                                               -------           -------
  Total deposits                                             $ 209,787         $ 201,618
                                                             =========         =========


PATRIOT BANK CORP. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

March 31, 1996

  GENERAL. Patriot Bank Corp. and Subsidiaries (Patriot) reported net income of $583,000 for the three-month period ended March 31, 1996. This represents an increase of 77% over net income of $330,000 for the three-month period ended March 31, 1995. Return on average equity and return on average assets were 4.30% and .77%, respectively, for three three-month period ended March 31, 1996 compared to 7.03% and .56%, respectively, for the same period in 1995.

  STOCK CONVERSION. On July 13, 1995, Patriot Bank's Board of Directors adopted an overall Plan of Conversion (the Conversion) as amended on August 30, 1995, pursuant to which Patriot Bank converted from a federally chartered mutual savings bank to a federally chartered capital stock savings bank. All of Patriot Bank's outstanding capital stock was acquired by Patriot Bank Corp., a newly organized Delaware corporation which became the holding company for Patriot Bank. The Conversion was completed on December 1, 1995 when Patriot issued 3,769,125 shares of common stock to the public and raised net proceeds of $36,652,000.

  NET INTEREST INCOME. Net interest income for the three-month period ended March 31, 1996 was $2,619,000 compared to $1,837,000 for the same period in 1995. This represents an increase of 42.6% and is primarily due to an increase in average balances. Patriot's net interest margin (net interest income as a percentage of average interest-earning assets) was 3.78% for the three-month period ended March 31, 1996 compared to 3.40% for the same period in 1995.

  Interest on loans was $3,903,000 for the three-month period ended March 31, 1996 compared to $3,344,000 for the same period in 1995. The average balance of loans was $195,507,000 with an average yield of 7.99% compared to an average balance of $167,810,000 with an average yield of 7.95% for the same priod in 1995. The increase in average balance is due to the aggressive marketing of residential mortgage loans and home equity loans. The increase in average yield is primarily a result of the upward repricing of adjustable rate loans offset somewhat by more competitive pricing.

  Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $1,253,000 for the three-month period ended March 31, 1996 compared to $605,000 for the same period in 1995. The average balance of the investment portfolio was $75,764,000 with an average yield of 6.62% for the three-month period ended March 31, 1996 compared to an average balance of $42,680,000 with an average yield of 5.67% for the same period in 1995. The increase in average balance and the increase in yield was due to the purchase of investment and mortgage-backed securities to more fully leverage Patriot's capital.

  Interest on total deposits was $2,308,000 for the three-month period ended March 31, 1996 compared to $2,030,000 in the same period in 1995. The average balance of total deposits was $203,336,000 with an average cost of 4.55% for the three-month period ended March 31, 1996 compared to an average balance of $189,258,000 with an average cost of 4.30% for the same period in 1995. The increase in average balance was primarily the result of an emphasis placed on transaction based deposit products and competitive pricing of certificates of deposit. The increase in average cost was primarily the result of a change in deposit composition toward higher yielding products and more competitive pricing.

  Interest on borrowings was $277,000 for the three-month period ended March 31, 1996 compared to $99,000 for the same period in 1995. The average balance of borrowings was $20,646,000 with an average cost of 5.38% for the three-month period ended March 31, 1996 compared to an average balance of $6,478,000 with a cost of 6.12% for the same period in 1995. The increase in average balance was due to the use of borrowings to fund the growth in the balance sheet. The decrease in the cost of borrowings was the result of lower overall interest rates.

  PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses was $35,000 for the three-month period ended March 31, 1996 compared to $15,000 for the same period in 1995. The increase in the provision was due to an increase in loans offset by Patriot's high asset quality, low level of delinquencies and low level of non-performing assets. At March 31, 1996 Patriot's non-performing assets were .31% of total assets and all loans 30 days or more delinquent were
 .83% of total loans.

  NON-INTEREST INCOME.   Total  non-interest income was $121,000 for the three-
month period ended March 31, 1996 compared to $87,000 for the same period in 1995. The increase was due to an increase in loan servicing income and deposit fees and are consistent with increases in loans and deposits.

  NON-INTEREST EXPENSE. Total non-interest expense was $1,743,000 for the three-month period ended March 31, 1996 compared to $1,378,000 for the same period in 1995. The increase in non-interest expense was the result of the recognition of expense related to Patriot's Employee Stock Ownership Plan (ESOP) and additional compensation and benefits and other costs related to the growth of Patriot, offset somewhat by other operating efficiencies and cost-saving efforts. The ratio of non-interest expense to average assets was 2.49% for the three-month period ended March 31, 1996 compared to 2.52% for the same period in 1995. The improvement in the overhead ratio reflects Patriot's emphasis on managing costs.

  INCOME TAX PROVISION. The income tax provision was $379,000 for the three-month period ended March 31, 1996 compared to $201,000 for the same period in 1995. The increase in the income tax provision was consistent with the growth in net income before taxes.

Financial Condition

  LOAN PORTFOLIO. Patriot's primary loan products are fixed-rate and adjustable-rate mortgage loans and home equity loans on existing owner-occupied residential real estate. Patriot also offers residential construction loans, commercial loans and other consumer loans. At March 31, 1996, Patriot's total loan portfolio was $197,761,000, compared to a total loan portfolio of $194,250,000 at December 31, 1995. The increase in the loan portfolio was the result of aggressive marketing of residential mortgage loans and home equity loans. During the three-month period ended March 31, 1996, Patriot originated total loans of $11,905,000, compared to total loans originated of $4,489,000 for the same period in 1995.

  CASH AND CASH EQUIVALENTS. Cash and cash equivalents at March 31, 1996 were $5,121,000 compared to $18,556,000 at December 31, 1995. The decrease in cash and cash equivalents was primarily due to the investment of a portion of the proceeds from the stock conversion that were deposited temporarily in an interest-earning account at December 31, 1995.

  INVESTMENT AND MORTGAGE-BACKED SECURITIES. Investment securities consist primarily of U.S. agency securities, mortgage-backed securities which are generally insured or guaranteed by either FHLMC, FNMA or the Government National Mortgage Association (GNMA) and collateralized mortgage obligations.

  Total investment and mortgage-backed securities at March 31, 1996 were $104,743,000 compared to $51,563,000 at December 31, 1995. The increase in investment and mortgage-backed securities was due to the purchase of securities to more fully leverage Patriot's capital.

  OTHER ASSETS. Premises and equipment at March 31, 1996 was $3,604,000 compared to $3,450,000 at December 31, 1995. The increase was primarily due to the renovation of Patriot's corporate headquarters. Accrued interest receivable at March 31, 1996 was $1,537,000 compared to $1,205,000 at December 31, 1995. The increase is consistent with the growth in the loan and investment portfolios. Real estate owned at March 31, 1996 was $191,000 compared to $195,000 at December 31, 1995. The decrease in real estate owned was due to cash payments received on foreclosed assets.

  DEPOSITS. Deposits are attracted from within Patriot's primary market area through the offering of various deposit instruments, including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans.

  Total deposits at March 31, 1996 were $209,787,000 compared to $201,618,000 at December 31, 1995. The increase was primarily the result of an emphasis placed on transaction based deposit products and competitive rates offered on certificates of deposit.

  BORROWINGS. Patriot utilizes borrowings as a source of funds for its asset growth and its asset/liability management. Patriot is eligible to obtain advances from the FHLB upon the security of the FHLB common stock it owns and certain of its residential mortgages and mortgage-backed securities, provided certain standards related to creditworthiness have been met. Patriot may also utilize repurchase agreements to meet its liquidity needs. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB.

  Total borrowings at March 31, 1996 were $45,500,000 compared to $10,000,000 at December 31, 1995. The increase in borrowings was due to the leveraging of Patriot's capital.

  STOCKHOLDERS' EQUITY. Total stockholders' equity was $54,126,000 at March 31, 1996 compared to $54,110,000 at December 31, 1995. The increase is a result of the retention of earnings offset somewhat by an increase in the unrealized loss on investment and mortgage-backed securities available for sale.

Liquidity and Capital Resources

  LIQUIDITY. Patriot's primary sources of funds are deposits, principal and interest payments on loans, principle and interests payments on investment and mortgage-backed securities, and FHLB advances. While maturities and scheduled amortization of loans and investment and mortgage-backed securities are predictable sources of funds, deposit inflows and loan and mortgage-backed security prepayments are greatly influenced by economic condition, general interest rates and competition. Therefore, Patriot manages its balance sheet to provide adequate liquidity based upon various economic, interest rate and competitive assumptions and in light of profitability measures. Patriot has other sources of liquidity, including repurchase agreements, other borrowings, and certain investment and mortgage-backed securities.

  Patriot Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in cash and U.S. Treasury and other qualifying investments. Regulations currently in effect require Patriot Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. These levels are changed from time to time by the Office of Thrift Supervision (OTS) to reflect economic conditions. Patriot Bank's liquidity ratio at March 31, 1996 was 5.23%.

  During the three-month period ended March 31, 1996, significant liquidity was provided by financing activities, in particular deposit growth and borrowings. Maturities of investment and mortgage-backed securities also provided significant liquidity. The funds provided by these activities were reinvested in new loans and investment and mortgage-backed securities.

  CAPITAL RESOURCES. OTS regulations currently require savings institutions to maintain a minimum tangible capital ratio of not less than 1.5%, a minimum leverage capital ratio of not less than 3% of tangible assets and not less than 4% of risk-adjusted assets, and a minimum risk-based capital ratio (based upon credit risk) of not less than 8%. The OTS requires a minimum leverage capital requirement of 3% for associations rated composite 1 under the CAMEL rating system. For all other savings associations, the minimum leverage capital requirement is 3% plus at least an additional 100 to 200 basis points.

  The OTS has incorporated an interest rate risk component into its risk-based capital requirements. Under the regulation, savings associations which are deemed to have an "above normal" level of interest rate risk must deduct a portion of that risk from total capital for regulatory capital purposes. The final regulation became effective January 1, 1994; however, implementation has been delayed. It is currently anticipated that Patriot Bank will not have an "above normal" level of interest rate risk.

  Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends on the institution's degree of undercapitalization. A depository institution's capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Under the OTS regulations, a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest CAMEL rating) will be deemed to be undercapitalized for purposes of the regulation. Depository institutions that are not classified as well capitalized or adequately capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities.

  At March 31, 1996, Patriot Bank was classified as well capitalized and was in compliance with all capital requirements. The following table sets forth the capital ratios of Patriot Bank and the current regulatory requirements at March 31, 1996:

                                                       Patriot
                                                        Bank         Requirement
- - --------------------------------------------------------------------------------
Tangible capital to tangible assets                     11.49%          1.50%
Leverage (core) capital to tangible assets              11.49           3.00
Leverage (core) capital to risk-adjusted assets         22.21           4.00
Risk-based capital to risk-adjusted assets              23.22           8.00


  Patriot Bank's deposits are insured by the Savings Association  Insurance Fund
(SAIF) of the Federal Deposit Insurance Corporation. In order to accelerate the recapitalization of the SAIF, it has been proposed that SAIF-insured institutions such as Patriot Bank be assessed a one-time charge of between 85 and 90 basis points of their insured deposits as of March 31, 1995. If enacted, this assessment would result in an after-tax charge to earnings of approximately $1,000,000 to $1,100,000. While this charge would not impact Patriot Bank's status as a well-capitalized institution qualifying for the lowest SAIF insurance premium, it would have a significant negative impact on earnings in the period that the charge is taken. No liability or change for this assessment has been made.

  Management of Interest Rate Risk

  The principal objective of Patriot's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given Patriot's business focus, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board approved guidelines. Through such management, Patriot seeks to reduce the vulnerability of its operations to changes in interest rates. Patriot monitors its interest rate risk as such risk relates to its operating strategies. Patriot's Board of Directors has established an Asset/Liability Committee comprised of senior management, which is responsible for reviewing its asset/liability and interest rate position and making decisions involving asset/liability considerations, which meets weekly and reports trends and Patriot's interest rate risk position to the Board of Directors on a quarterly basis.

   Patriot utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. Income simulation considers not only the impact of changing market interest rates on forecasted net income income, but also other factors such as yield curve relationships, the volume and mix of assets and liabilities, customer preferences and general market conditions.

   The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates therefore, a negative gap theoretically would tend to adversely affect net income income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap position would theoretically tend to result in an increase in net interest income while a positive gap would tend to affect net interest income adversely.

   As a traditional thrift lender, Patriot has a significant amount of its earning assets invested in fixed-rate mortgage loans and fixed-rate mortgage-backed securities with contractual maturities greater than one year. Patriot has initiated several actions designed to control its level of interest rate risk. These actions included: (i) increasing the percentage of the loan portfolio consisting of short-term and adjustable-rate mortgage loans through increased originations of these loans, (ii) acquiring short-term and adjustable-rate mortgage- backed securities, and (iii) undertaking to lengthen the maturities of deposits and borrowings. At March 31, 1996, Patriot's total interest-bearing liabilities maturing or repricing within one year exceeded its total net interest-earning assets maturing or repricing in the same time period by $29,566,000, representing a one-year cumulative "gap," as defined above, as a percentage of total assets of negative 9.4%.

                         PART II -- OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

        There are various claims and lawsuits in which the Company is periodically involved incidental to the Company's business, which in the aggregate involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 2. CHANGES IN SECURITIES.

        Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

Item 5. OTHER INFORMATION.

        None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following exhibits are filed as part of this report.

             Exhibit 3.1  - Certificate of Incorporation of Patriot Bank Corp.*
             Exhibit 3.2  - Bylaws of Patriot Bank Corp.*
             Exhibit 27   - Financial Data Schedule (filed herewith)

         (b) Reports on Form 8-K

             None
- - -----------------------
*  Incorporated herein by reference into this document from the Exhibits to Form
   S-1,  Registration  Statement,   filed  on  September  1,  1995  as  amended,
   Registration No. 33-96530.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    PATRIOT BANK CORP.
                                           -------------------------------------
                                                       (Registrant)




Date        May 10, 1996                  /s/ Joseph W. Major
    ----------------------------          --------------------------------------
                                                     Joseph W. Major
                                          President and Chief Operating Officer



Date        May 10, 1996                  /s/ Richard A. Elko
    ----------------------------          --------------------------------------
                                                     Richard A. Elko
                                              Executive Vice President and
                                                 Chief Financial Officer