Form 10-Q
period 1996-06-30
PATRIOT BANK CORP
filed 1996-08-14
CIK 1000235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               ------------  --------------

                         Commission File Number 0-26744

                               PATRIOT BANK CORP.
- --------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

      DELAWARE                                          232820537
- --------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

High and Hanover Streets, Pottstown, Pennsylvania                19464-9963
- --------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (610) 323-1500
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
- --------------------------------------------------------------------------------

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,902,995 shares of common stock, par value $.01 per share, were outstanding as of June 30, 1996.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                                     INDEX


                                                                     Page


PART I   FINANCIAL INFORMATION.......................................  3

   Item 1  FINANCIAL STATEMENTS

           Consolidated Statements of Financial Condition at
           June 30, 1996 and December 31, 1995.......................  3

           Consolidated   Statements  of  Income  for  the
           Three-Month and Six-Month Periods ended June 30,
           1996 and 1995.............................................  4

           Consolidated  Statements  of Cash Flows for the
           Six-Month Periods ended June 30, 1996 and 1995............  5

            Notes to Consolidated Financial Statements...............  6

   Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION........................ 10


PART II  OTHER INFORMATION........................................... 15

   Items 1 through 6................................................. 15


SIGNATURES........................................................... 17



                      Patriot Bank Corp. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (in thousands, except share data)


                                                      June 30,      December 31,
- -------------------------------------------------------------------------------------
                                                        1996            1995
- -------------------------------------------------------------------------------------
                                                     (unaudited)       (note)
Assets
  Cash and due from banks                          $   2,992         $   2,878
  Interest-earning deposits in other
   financial institutions                              4,384            15,678
                                                     -------            ------
     Total cash and cash equivalents                   7,376            18,556
  Investment and mortgage-backed securities
   available for sale - at market value               98,119            47,646
  Investment securities held to maturity
   (market value of $71,124 and $3,963 at
   June 30, 1996 and December 31, 1995,
   respectively)                                      71,706             3,917
  Loans receivable                                   232,867           194,250
  Allowance for possible loan losses                  (1,814)           (1,702)
  Premises and equipment, net                          4,600             3,450
  Accrued interest receivable                          2,032             1,205
  Real estate owned                                      147               195
  Other assets                                         2,713             1,352
                                                    --------          --------
     Total assets                                   $417,746          $268,869
                                                    ========          ========
Liabilities and stockholders' equity
  Deposits                                          $218,688          $201,618
  Borrowings                                         139,900            10,000
  Advances from borrowers for taxes and
   insurance                                           2,972             1,778
  Other liabilities                                    2,183             1,363
                                                     -------           -------
   Total liabilities                                 363,743           214,759
                                                     -------           -------
  Preferred stock, $.01 par value, 2,000,000
   shares authorized, none issued                         --                --
  Common stock, $.01 par value, 10,000,000
   shares authorized, 3,902,995 shares issued             39                38
  Additional paid-in capital                          38,431            36,700
  Common stock acquired by ESOP, 271,377
   shares at cost                                     (2,714)           (2,714)
  Common stock acquired by MRP, 133,870
   shares at cost                                     (1,711)               --
  Retained earnings                                   20,852            19,893
  Net unrealized appreciation (depreciation)
   on investment and mortgage-backed
   securities available for sale, net of taxes          (894)              193
                                                    --------          --------
     Total stockholders' equity                       54,003            54,110
                                                    --------          --------
     Total liabilities and stockholders' equity     $417,746          $268,869
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



                                    Patriot Bank Corp. and Subsidiaries
                                    CONSOLIDATED STATEMENTS OF INCOME
                                   (in thousands, except for share data)

                                     Three-Month Period Ended June 30,  Six-Month Period Ended June 30,
- -------------------------------------------------------------------------------------------------------
                                        1996                 1995            1996             1995
- -------------------------------------------------------------------------------------------------------
                                                               (unaudited)
Interest income
  Interest-earning deposits            $    19                $   26         $   69         $   46
  Investment and mortgage-backed
   securities                            2,504                   685          3,757          1,290
  Loans                                  4,339                 3,368          8,242          6,712
                                         -----                 -----          -----          -----
     Total interest income               6,862                 4,079         12,068          8,048
                                         -----                 -----         ------          -----

Interest expense

  Deposits                               2,358                 2,184          4,666          4,214
  Borrowings                             1,510                    96          1,788            198
                                         -----                 -----          -----          -----
     Total interest expense              3,868                 2,280          6,454          4,412
                                         -----                 -----          -----          -----
     Net interest income                 2,994                 1,799          5,614          3,636

Provision for possible loan losses          80                    15            115             30
                                         -----                 -----          -----          -----
     Net interest income after
       provision for loan losses         2,914                 1,784          5,499          3,606

Non-interest income

  Service fees, charges and other
   operating income                        119                   153            240            240
  Gain on disposition of real
   estate owned                             12                    --             12             --
                                         -----                 -----          -----          -----
     Total non-interest income             131                   153            252            240
                                         -----                 -----          -----          -----
Non-interest expense

  Salaries and employee benefits         1,041                   688          1,925          1,383
  Occupancy and equipment                  195                   186            408            380
  Federal deposit insurance premiums       114                   107            231            215
  Data processing                          105                    64            195            140
  Advertising                              134                   100            209            155
  Deposit processing                        60                    65            123            119
  Other operating expenses                 279                   244            581            440
                                         -----                 -----          -----          -----
     Total non-interest expense          1,928                 1,454          3,672          2,832
                                         -----                 -----          -----          -----
     Income before income taxes          1,117                   483          2,079          1,014

Income taxes                               439                   180            819            381
                                         -----                 -----          -----          -----
   Net income                          $   678                $  303         $1,260         $  633
                                       =======                ======         ======         ======
Earnings per share                     $   .19                               $  .36
                                       =======                               ======
Dividends per share                    $   .02                               $ . 06
                                       =======                               ======

The accompanying notes are an integral part of these statements.

                                      4



                            Patriot Bank Corp. and Subsidiaries
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands)

                                                             Six-Month Period Ended June 30,
- ---------------------------------------------------------------------------------------------------
                                                             1996                      1995
- ---------------------------------------------------------------------------------------------------
                                                                        (unaudited)
Operating activities
  Net income                                               $    1,260              $     633
  Adjustments to reconcile net income to net cash
    provided by operating activities
   Amortization and accretion of
     Deferred loan origination fees                              (288)                  (202)
     Premiums and discounts                                        (4)                   (26)
   Provision for possible loan losses                             115                     30
   Gain on sale of real estate owned                              (12)                    --
   Depreciation of premises and equipment                          86                     96
   Management recognition plan                                     21                     --
   Deferred income taxes                                          114                     (8)
   Increase in accrued interest receivable                       (827)                   (87)
   Increase in other assets                                      (765)                  (256)
   Increase (Decrease) in other liabilities                       820                   (506)
                                                              -------               --------
     Net cash provided (used) by operating activities             550                   (326)
                                                              -------               --------
Investing activities
  Loan originations and principal payments on
   loans, net                                                 (38,309)                 2,514
  Proceeds from the maturity of investment and
   mortgage-backed securities - available for sale              5,468                     --
  Proceeds from the maturity of investment and
   mortgage-backed securities - held to maturity                2,519                  1,787
  Purchase of investment and mortgage-backed
   securities - available for sale                            (57,779)                (4,584)
  Purchase of investment and mortgage-backed
   securities - held to maturity                              (70,308)                (1,250)
  Proceeds from sale of real estate owned                          53                     --
  Purchase of premises and equipment                           (1,236)                   (26)
                                                             --------              ---------
     Net cash (used in) provided by investing
      activities                                             (159,592)                (1,559)
Financing activities
  Net increase (decrease) in deposits                      $   17,070              $   6,579
  Net proceeds (repayments) from short-term
   borrowings                                                  99,900                   (500)
  Proceeds from long-term borrowings                           30,000                     --
  (Decrease) increase in advances from borrowers
   for taxes and insurance                                      1,194                  1,163
  Cash paid for dividends                                        (302)                    --
                                                              -------                -------
   Net cash provided by (used in) financing
    activities                                                147,862                  7,242
                                                              -------                -------

  Net increase (decrease) in cash and cash
   equivalents                                                (11,180)                 5,357
Cash and cash equivalents at beginning of year                 18,556                  5,448
                                                              -------                -------
Cash and cash equivalents at end of year                   $    7,376              $  10,805
                                                           ==========              =========

Supplemental disclosures
Cash paid for  interest  on  deposits  was  $4,671,000  and  $4,500,000  for the six-month  periods  ended June 30,  1996 and 1995,  respectively.  Cash paid for income taxes was $745,000 and $400,000 for the six-month  periods ended June 30,
1996 and 1995, respectively. Transfers from loans to real estate owned were $-0-
and  $25,000  for  the   six-month   periods  ended  June  30,  1996  and  1995,
respectively.

The accompanying notes are an integral part of these statements.

                                          5

PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 1996


Note 1 - General

      The accompanying financial statements of Patriot Bank Corp. and Subsidiaries ("Patriot") include the accounts of the parent company, Patriot Bank Corp. and its wholly-owned subsidiary, Patriot Bank. All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1995.

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

     On June 7, 1996, Patriot stockholders approved the Patriot Bank Corp. 1996 Stock-Based Incentive Plan pursuant to which 134,000 shares of previously authorized shares and 354,000 stock options with an exercise price of $12.9375 were issued. Earnings per share have been calculated on a fully diluted basis based on the weighted average shares and common equivalent shares (dilutive stock options) outstanding during the three-month and six-month periods ended
June 30, 1996, of 3,532,000 and 3,515,000, respectively. The provisions of Accounting Principles Board No. 15, "Earnings Per Share," are not applicable for the three-month and six-month periods ended June 30, 1995.

PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 1996

Note 3 - Investment And Mortgage-Backed Securities

   The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows:



- ---------------------------------------------------------------------------------------------------------------------
                                        June 30, 1996                           December 31, 1995
- ---------------------------------------------------------------------------------------------------------------------
                           Amortized  Unrealized   Unrealized    Fair   Amortized  Unrealized   Unrealized   Fair
                             cost        gain         loss      value     cost    appreciation depreciation  value
- ---------------------------------------------------------------------------------------------------------------------
                                                                    (in thousands)

Investment and Mortgage-Backed Securities Available for Sale
Investment securities
  U.S. Treasury and
   government
   agency
   securities             $  6,182      $  --      $  140     $  6,042     $ 6,105   $  49      $   --      $  6,154
  Corporate securities       1,012          2          --        1,014       1,019      27          --         1,046
  Other securities           3,851         94         204        3,741       1,000      21          --         1,021
  FHLB stock                 6,995         --          --        6,995       1,914      --          --         1,914
Mortgage-backed
   securities
  FHLMC                     15,710         31          --       15,741      12,179      95          16        12,258
  FNMA                      26,510         --         460       26,050      17,709     161         115        17,755
  GNMA                      14,975         --          94       14,881       5.463      79           3         5,539
  Collateralized mortgage
   obligations              24,294         --         639       23,655       1,964      --           5         1,959
                            ------      -----       -----       ------      ------    ----       -----        ------
  Total Investment
   and mortgage-
   backed securities
   available for sale     $ 99,529      $ 127      $1,537     $ 98,119     $47,353   $ 432       $ 139      $ 47,646
                          ========      =====      ======      =======     =======   =====       =====      ========

Investment and Mortgage-Backed Securities Held to Maturity
  Investment securities
   Corporate securities   $  1,503      $   2      $   --     $  1,505     $ 1,503   $  63       $  --      $  1,566
   Other securities          1,912         --          31        1,881       2,414       4          21         2,397
Mortgage-backed
   securities
  Collateralized mortgage
   obligations              68,291         --         553       67,738          --      --          --            --
                          --------      -----      ------      -------      ------    ----       -----      --------
   Total investment and
     mortgage backed
     securities held to
     maturity             $ 71,706      $   2      $  584     $ 71,124     $ 3,917   $  67       $  21      $  3,963
                          ========      =====      ======     ========     =======   =====       =====      ========

                                       7

Note 4 - Loans Receivable

      Loans receivable are summarized as follows:


                                                 June 30,       December 31,
- ---------------------------------------------------------------------------------------------
                                                   1996             1995
- ---------------------------------------------------------------------------------------------
                                                      (in thousands)
  Real estate loans
   First mortgages secured by one- to
     four-family residences                      $162,964        $131,352
   Home equity and second mortgage                 62,997          57,969
   Construction                                     1,813           1,712
   Multi-family and commercial                      5,210           3,288
                                                ---------        --------
                                                  232,984         194,321
   Consumer loans                                   2,353           2,159
                                                 --------        --------
   Total loans receivable                         235,337         196,480
     Less deferred loan origination fees           (2,470)         (2,230)
     Total loans receivable, net                 $232,867        $194,250
                                                 ========        ========


Note 5 - Deposits Deposits are summarized as follows:


                                                 June 30,       December 31,
- ---------------------------------------------------------------------------------------------
Deposit type                                       1996             1995
- ---------------------------------------------------------------------------------------------
                                                       (in thousands)

NOW                                            $  18,284         $  16,857
Money market                                      33,814            34,162
Savings accounts                                  28,504            27,511
Non-interest-bearing demand                        4,756             2,519
                                                --------           -------
  Total demand, transaction, money
    market and savings deposits                   85,358            81,049
Certificates of deposits                         133,330           120,569
                                                --------          --------
  Total deposits                               $ 218,688         $ 201,618
                                               =========         =========

                                      8

Note 6 -

     Legislation  is  pending in  Congress  to  mitigate  the effect of the Bank
Insurance Fund (BIF) Savings Association Insurance Fund (SAIF) premium disparity. Under the legislation a special assessment would be imposed on the amount of deposits held by SAIF-member institutions, including the Bank, as of a specified date, currently March 31, 1995, to recapitalize the SAIF. The amount of the special assessment would be left to the discretion of the FDIC but is generally estimated at between 79 to 85 basis points of insured deposits. The legislation would also require that the BIF and SAIF be merged, provided that subsequent legislation is enacted requiring federal savings associations to become national banks or state chartered banks or thrifts, and that the Financing Insurance Company (FICO) payments be spread across all BIF and SAIF members. The payment of the special assessment would have the effect of immediately reducing the capital of SAIF-member institutions, net of any tax effect; however, it would not affect Patriot Bank's compliance with its regulatory capital requirements. Management cannot predict whether legislation imposing such an assessment will be enacted, or, if enacted, the specific terms of such legislation including the amount of any special assessment and when and whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums. Management can also not predict whether or when the BIF and SAIF will merge. The assessment of an 79 to 85 basis point fee to recapitalize the SAIF would result in approximately $980,000 to $1,055,000 payment on an after-tax basis.

      Legislation regarding bad debt recapture has been passed by Congress and sent to the President for signature. The legislation requires recapture of reserves accumulated after 1987. The recapture tax on post 1987 reserves must be paid over a six-year period starting in 1996. The payment of the tax can be deferred in each of 1996 and 1997 if an institution originates at least the same average annual principal amount of mortgage loans that it originated in the six years prior to 1996. Management anticipates that this legislation will have no significant adverse impact on the operations of Patriot.

      No assurance can be given as to whether legislation as discussed above will be enacted or, if enacted, what the terms of such legislation would be.

PATRIOT BANK CORP. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

June 30, 1996

      GENERAL. Patriot Bank Corp. and Subsidiaries (Patriot) reported net income of $678,000 or $.19 per share for the three-month period ended June 30, 1996. This represents an increase of 124% over net income of $303,000 for the three-month period ended June 30, 1995. Net income for the six-month period ended June 30, 1996 was $1,260,000 or $.36 per share compared to $633,000 for the six-month period ended June 30, 1995. Return on average assets and return on average equity were .72% and 5.05%, respectively, for the three-month period ended June 30, 1996 compared to .55% and 6.36%, respectively, for the three-month period ended June 30, 1995.

      STOCK CONVERSION. On July 13, 1995, Patriot Bank's Board of Directors adopted an overall Plan of Conversion (the Conversion) as amended on August 30, 1995, pursuant to which Patriot Bank converted from a federally chartered mutual savings bank to a federally chartered capital stock savings bank. All of Patriot Bank's outstanding capital stock was acquired by Patriot Bank Corp., a newly organized Delaware corporation which became the holding company for Patriot Bank. The Conversion was completed on December 1, 1995 when Patriot issued 3,769,000 shares of common stock to the public and raised net proceeds of $36,652,000. On June 7, 1996, Patriot stockholders approved the Patriot Bank Corp. 1996 Stock-Based Incentive Plan pursuant to which 134,000 shares of previously authorized shares were issued.

      NET INTEREST INCOME. Net interest income for the three-month and six-month periods ended June 30, 1996 was $2,994,000 and $5,614,000 compared to $1,799,000 and $3,636,000 for the same periods in 1995. This increase is primarily due to an increase in average balances. Patriot's net interest margin (net interest income as a percentage of average interest-earning assets) was 3.45% for the six-month period ended June 30, 1996 compared to 3.44% for the same period in 1995.

      Interest on loans was $4,339,000 and $8,242,000 for the three-month and six-month periods ended June 30, 1996 compared to $3,368,000 and $6,712,000 for the same periods in 1995. The average balance of loans was $206,866,000 with an average yield of 7.98% for the six-month period ended June 30, 1996 compared to an average balance of $165,684,000 with an average yield of 8.10% for the same period in 1995. The increase in average balance is due to the aggressive marketing of residential mortgage loans and home equity loans. The decrease in average yield is primarily a result of an emphasis on short-term and adjustable rate loans.

      Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $2,504,000 and $3,757,000 for the three-month and six-month periods ended June 30, 1996 compared to $685,000 and $1,290,000 for the same periods in 1995. The average balance of the investment portfolio was $114,311,000 with an average yield of 6.57% for the six-month period ended June 30, 1996 compared to an average balance of $43,171,000 with an average yield of 5.98% for the same period in 1995. The increase in average balance and the increase in yield was due to the purchase of investment and mortgage-backed securities to more fully leverage Patriot's capital.

      Interest on total deposits was $2,358,000 and $4,666,000 for the three-month and six-month periods ended June 30, 1996 compared to $2,184,000 and $4,214,000 in the same periods in 1995. The average balance of total deposits was $207,514,000 with an average cost of 4.51% for the six-month period ended June 30, 1996 compared to an average balance of $190,001,000 with an average cost of 4.40% for the same period in 1995. The increase in average balance was primarily the result of an emphasis placed on transaction based deposit products and competitive pricing of certificates of deposit. The increase in average cost was primarily the result of a change in deposit composition toward higher yielding products and more competitive pricing.

      Interest on borrowings was $1,510,000 and $1,788,000 for the three-month and six-month periods ended June 30, 1996 compared to $96,000 and $198,000 for the same periods in 1995. The average balance of borrowings was $64,701,000 with an average cost of 5.53% for the six-month period ended June 30, 1996 compared to an average balance of $6,050,000 with a cost of 6.40% for the same period in 1995. The increase in average balance was due to the use of borrowings to fund the growth in the balance sheet. The decrease in the cost of borrowings was the result of lower overall interest rates.

     PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses was $80,000 and $115,000 for the three-month and six-month periods ended June 30, 1996 compared to $15,000 and $30,000 for the same periods in 1995. The increase in the provision was due to an increase in loans and Patriot's re-entry into commercial lending offset by Patriot's high asset quality, low level of delinquencies and low level of non-performing assets. At June 30, 1996 Patriot's non-performing assets were .13% of total assets and all loans 30 days or more delinquent were .49% of total loans.

      NON-INTEREST INCOME. Total non-interest income was $131,000 and $252,000 for the three-month and six-month periods ended June 30, 1996 compared to $153,000 and $240,000 for the same periods in 1995. The increase was due to an increase in loan servicing income and deposit fees and are consistent with increases in loans and deposits.

      NON-INTEREST EXPENSE. Total non-interest expense was $1,928,000 and $3,672,000 for the three-month and six-month periods ended June 30, 1996 compared to $1,454,000 and $2,832,000 for the same periods in 1995. The increase in non-interest expense was the result of the recognition of expense related to Patriot's Employee Stock Ownership Plan (ESOP) and additional compensation and benefits and other costs related to the growth of Patriot, offset somewhat by other operating efficiencies and cost-saving efforts. The ratio of non-interest expense to average assets was 2.23% for the six-month period ended June 30, 1996 compared to 2.59% for the same period in 1995. The improvement in the overhead ratio reflects Patriot's emphasis on managing costs.

      INCOME TAX PROVISION. The income tax provision was $439,000 and $819,000 for the three-month and six-month periods ended June 30, 1996 compared to $180,000 and $381,000 for the same periods in 1995. The increase in the income tax provision was consistent with the growth in net income before taxes.

Financial Condition

      LOAN PORTFOLIO. Patriot's primary loan products are fixed-rate and adjustable-rate mortgage loans and home equity loans on existing owner-occupied residential real estate. Patriot also offers residential construction loans, commercial loans and other consumer loans. At June 30, 1996, Patriot's total loan portfolio was $232,867,000, compared to a total loan portfolio of $194,250,000 at December 31, 1995. The increase in the loan portfolio was the result of aggressive marketing of residential mortgage loans and home equity loans and Patriot's re-entry into commercial lending. During the six-month period ended June 30, 1996, Patriot originated total loans of $60,564,000, compared to total loans originated of $11,341,000 for the same period in 1995.

      CASH AND CASH EQUIVALENTS. Cash and cash equivalents at June 30, 1996 were $7,376,000 compared to $18,556,000 at December 31, 1995. The decrease in cash and cash equivalents was primarily due to the investment of a portion of the proceeds from the stock conversion that were deposited temporarily in an interest-earning account at December 31, 1995.

      INVESTMENT AND MORTGAGE-BACKED SECURITIES. Investment securities consist primarily of U.S. agency securities, mortgage-backed securities which are generally insured or guaranteed by either FHLMC, FNMA or the GNMA and collateralized mortgage obligations.

      Total investment and mortgage-backed securities at June 30, 1996 were $169,825,000 compared to $51,563,000 at December 31, 1995. The increase in investment and mortgage-backed securities was due to the purchase of securities to more fully leverage Patriot's capital.

      OTHER ASSETS. Premises and equipment at June 30, 1996 was $4,600,000 compared to $3,450,000 at December 31, 1995. The increase was primarily due to the renovation of Patriot's corporate headquarters. Accrued interest receivable at June 30, 1996 was $2,032,000 compared to $1,205,000 at December 31, 1995. The increase is consistent with the growth in the loan and investment portfolios. Real estate owned at June 30, 1996 was $147,000 compared to $195,000 at December 31, 1995. The decrease in real estate owned was due to the disposal of foreclosed assets.

      DEPOSITS. Deposits are attracted from within Patriot's primary market area through the offering of various deposit instruments, including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans.

      Total deposits at June 30, 1996 were $218,688,000 compared to $201,618,000 at December 31, 1995. The increase was primarily the result of an emphasis placed on transaction based deposit products and competitive rates offered on certificates of deposit.

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

      Total  borrowings  at  June  30,  1996  were   $139,900,000   compared  to
$10,000,000 at December 31, 1995. The increase in borrowings was due to the leveraging of Patriot's capital.

      STOCKHOLDERS' EQUITY. Total stockholders' equity was $54,003,000 at June 30, 1996 compared to $54,110,000 at December 31, 1995. The decrease is a result of an increase in the unrealized depreciation on investment and mortgage-backed securities available for sale.

Liquidity and Capital Resources

      LIQUIDITY. Patriot's primary sources of funds are deposits, principal and interest payments on loans, principle and interest payments on investment and mortgage-backed securities, and FHLB advances. While maturities and scheduled amortization of loans and investment and mortgage-backed securities are predictable sources of funds, deposit inflows and loan and mortgage-backed security prepayments are greatly influenced by economic condition, general interest rates and competition. Therefore, Patriot manages its balance sheet to provide adequate liquidity based upon various economic, interest rate and competitive assumptions and in light of profitability measures. Patriot has other sources of liquidity, including repurchase agreements, other borrowings, and certain investment and mortgage-backed securities.

      Patriot Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in cash and U.S. Treasury and other qualifying investments. Regulations currently in effect require Patriot Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. These levels are changed from time to time by the Office of Thrift Supervision (OTS) to reflect economic conditions. Patriot Bank's liquidity ratio at June 30, 1996 was 5.75%.

      During the six-month period ended June 30, 1996, significant liquidity was provided by financing activities, in particular deposit growth and borrowings. Maturities of investment and mortgage-backed securities also provided significant liquidity. The funds provided by these activities were reinvested in new loans and investment and mortgage-backed securities.

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

      At June 30, 1996, Patriot Bank was classified as well capitalized and was in compliance with all capital requirements. The following table sets forth the capital ratios of Patriot Bank and the current regulatory requirements at June 30, 1996:


                                                      Patriot
                                                       Bank         Requirement
- -----------------------------------------------------------------------------------
Tangible capital to tangible assets                     8.77%          1.50%
Leverage (core) capital to tangible assets              8.77           3.00
Leverage (core) capital to risk-adjusted assets        17.89           4.00
Risk-based capital to risk-adjusted assets             19.24           8.00

                                        13

      Management of Interest Rate Risk

     The principal objective of Patriot's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given Patriot's business focus, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board approved guidelines. Through such management, Patriot seeks to reduce the vulnerability of its operations to changes in interest rates. Patriot monitors its interest rate risk as such risk relates to its operating strategies. Patriot's Board of Directors has established an Asset/Liability Committee comprised of senior management, which is responsible for reviewing its asset/liability and interest rate position and making decisions involving asset/liability considerations. The Committee meets weekly and reports trends and Patriot's interest rate risk position to the Board of Directors on a quarterly basis.

      Patriot utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. Income simulation considers not only the impact of changing market interest rates on forecasted net interest income, but also other factors such as yield curve relationships, the volume and mix of assets and liabilities, customer preferences and general market conditions.

      The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, therefore, a negative gap theoretically would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap position would theoretically tend to result in an increase in net interest income while a positive gap would tend to affect net interest income adversely.

      As a traditional thrift lender, Patriot has a significant amount of its earning assets invested in fixed-rate mortgage loans and fixed-rate mortgage-backed securities with contractual maturities greater than one year. Patriot has initiated several actions designed to control its level of interest rate risk. These actions included: (i) increasing the percentage of the loan portfolio consisting of short-term and adjustable-rate mortgage loans through increased originations of these loans, (ii) acquiring short-term and adjustable-rate mortgage-backed securities, and (iii) undertaking to lengthen the maturities of deposits and borrowings. At June 30, 1996, Patriot's total interest-bearing liabilities maturing or repricing within one year exceeded its total net interest-earning assets maturing or repricing in the same time period by $43,189,000, representing a one-year cumulative "gap," as defined above, as a percentage of total assets of negative 10.3%.

PART II OTHER INFORMATION

     Item 1  LEGAL PROCEEDINGS

     There are various claims and lawsuits in which the Company is periodically involved incidental to the Company's business, which in the aggregate involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Company.

     Item 2  CHANGES IN SECURITIES

     Not applicable.

     Item 3  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

     Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on June 7, 1996. At the said meeting 3,769,125 shares of Common Stock were eligible to vote, of which 2,914,289 shares were present in person or by proxy. The following matters were voted upon at the Annual Meeting and the number of affirmative votes, negative votes and abstentions with respect to the matters are as follows:

   1. At the Annual Meeting, two directors were elected for three year terms. The nominees were Gary N. Gieringer and Leonard A. Huff.

                               FOR           %     WITHHELD     %
                               ---         ----    --------   ----

          Gary N. Gieringer    2,889,474   99.1      24,815    0.9
          Leonard A. Huff      2,891,224   99.2      23,065    0.8

        The names of each of the directors whose term of office continued after the Annual Meeting and their respective term expirations are as follows:

                   John H. Diehl                    1997
                   Samuel N. Lardis                 1997
                   Joseph W. Major                  1997
                   Larry V. Thren                   1998
                   James B. Elliot                  1998

   2.    The approval of the Patriot Bank Corp. 1996 Stock-Based Incentive Plan.

             FOR        %     AGAINST    %       ABSTAIN    %    NON-VOTE    %
          ---------   ----    -------   ----     -------   ---   --------   ----
          1,996,720   68.5    298,522   10.2      10,556   0.4    608,491   20.9

   3. The appproval of the authorization of the Board of Directors to amend the Patriot Bank Corp. 1996 Stock-Based Incentive Plan.

             FOR        %     AGAINST    %       ABSTAIN    %   NON-VOTE    %
          ---------   ----    -------  ----     -------   ---  --------    ----
          1,961,370   67.3   308,072   10.6      36,356   1.2    608,491   20.9

   4. The ratification of the appointment of Grant Thornton LLP as independent auditors of Patriot Bank Corp. for the fiscal year ending December 31, 1996.

             FOR        %     AGAINST    %      ABSTAIN     %
          ---------   ----    -------   ----    -------    ----
          2,865,764   98.5    43,675    1.5       4,850    0.2

     Item 5  OTHER INFORMATION

     On August 8, 1996, Patriot announced the completion of its stock repurchase program pursuant to which 188,456 shares were repurchased at an aggregate cost of $2,517,000. These treasury shares will be utilized for general corporate purposes including the issuance of shares in connection with the exercise of stock options.

     Item 6  EXHIBITS AND REPORTS ON FORM 8-K.

           (a) The following exhibits are filed as part of this report.

               Exhibit 3.1  Certificate of Incorporation of Patriot Bank Corp.*

               Exhibit 3.2  Bylaws of Patriot Bank Corp.*

               Exhibit 27   Financial Data Schedule (filed herewith)

           (b) Reports on Form 8-K.

               None.

*Incorporated  herein by reference  into this document from the Exhibits to Form
S-1,   Registration   Statement,   filed  on  September  1,  1995,  as  amended,
Registration No. 33-96530.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          PATRIOT BANK CORP.
                                       ------------------------------------
                                              (Registrant)




Date      August 12, 1996              /s/ Joseph W. Major
      ------------------------         -----------------------------------------
                                                    Joseph W. Major
                                           President and Chief Operating Officer



Date      August 12, 1996              /s/ Richard A. Elko
      ------------------------         -----------------------------------------
                                                      Richard A. Elko
                                                Executive Vice President and
                                                 Chief Financial Officer