Form 10-Q
period 1996-09-30
PATRIOT BANK CORP
filed 1996-11-14
CIK 1000235

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
      ACT OF 1934

             For the quarterly period ended September 30, 1996

                                   or

[   ] TRANSITION  REPORT  PURSUANT  TO  SECTION 13  OR 15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------


                      Commission File Number 0-26744

                             PATRIOT BANK CORP.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

      DELAWARE                                        232820537
--------------------------------------------------------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)

High and Hanover Streets, Pottstown, Pennsylvania                19464-9963
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                             (610) 323-1500
--------------------------------------------------------------------------------
   (Registrant's telephone number, including area code)

                              Not Applicable
--------------------------------------------------------------------------------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,714,539 shares of common stock, par value $.01 per share, were outstanding as of November 1, 1996.

                   PATRIOT BANK CORP. AND SUBSIDIARIES

                                  INDEX


                                                                          Page


PART I FINANCIAL INFORMATION

     Item 1 FINANCIAL STATEMENTS

            Consolidated Statements of Financial Condition
            at September 30, 1996 and December 31, 1995                    3

            Consolidated Statements of Income for the
            Three-Month and Nine-Month Periods ended
            September 30, 1996 and 1995                                    4

            Consolidated Statements of Cash Flows for the
            Nine-Month Periods ended September 30, 1996 and 1995           5

            Notes to Consolidated Financial Statements                     6

     Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION                            10


PART II OTHER INFORMATION                                                 15

     Items 1 through 6


SIGNATURES                                                                16



                                       Patriot Bank Corp. and Subsidiaries
                                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                       (in thousands, except share data)

                                                                     September 30,            December 31,
----------------------------------------------------------------------------------------------------------------
                                                                         1996                     1995
----------------------------------------------------------------------------------------------------------------
                                                                     (unaudited)                 (note)

Assets
  Cash and due from banks                                             $    897                 $  2,878
  Interest-earning deposits in other
   financial institutions                                                3,175                   15,678
                                                                      --------                 --------
     Total cash and cash equivalents                                     4,072                   18,556
  Investment and mortgage-backed securities
   available for sale - at market value                                145,202                   47,646
  Investment securities held to maturity (market value
   of $65,703 and $3,963 at September 30, 1996 and
   December 31, 1995, respectively)                                     66,257                    3,917
  Loans receivable                                                     264,634                  194,250
  Allowance for possible loan losses                                    (1,855)                  (1,702)
  Premises and equipment, net                                            6,512                    3,450
  Accrued interest receivable                                            2,469                    1,205
  Real estate owned                                                         80                      195
  Other assets                                                           2,187                    1,352
                                                                      --------                 --------
     Total assets                                                     $489,558                 $268,869
                                                                      ========                 ========
Liabilities and stockholders' equity
  Deposits                                                            $219,852                 $201,618
  Borrowings                                                           213,500                   10,000
  Advances from borrowers for taxes and insurance                        1,087                    1,778
  Other liabilities                                                      3,718                    1,363
                                                                      --------                 --------
   Total liabilities                                                   438,157                  214,759
                                                                      --------                 --------
  Preferred stock, $.01 par value, 2,000,000
   shares authorized, none issued                                           --                       --
  Common stock, $.01 par value, 10,000,000
   shares authorized, 3,902,995 shares issued                               39                       38
  Additional paid-in capital                                            38,431                   36,700
  Common stock acquired by ESOP, 271,377
   shares at cost                                                       (2,714)                  (2,714)
  Common stock acquired by MRP, 133,870
   shares at amortized cost                                             (1,624)                      --
  Treasury stock, 188,456 shares at cost                                (2,517)                      --
  Retained earnings                                                     20,446                   19,893
  Net unrealized appreciation (depreciation) on investment
   and mortgage-backed securities available
   for sale, net of taxes                                                (660)                      193
                                                                     --------                  --------
     Total stockholders' equity                                        51,401                    54,110
                                                                     --------                  --------
     Total liabilities and stockholders' equity                      $489,558                  $268,869
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


                                              Patriot Bank Corp. and Subsidiaries
                                               CONSOLIDATED STATEMENTS OF INCOME
                                             (in thousands, except for share data)

                                               Three-Month Period Ended September 30,       Nine-Month Period Ended September 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                     1996                   1995                 1996                  1995
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   (unaudited)

Interest income
  Interest-earning deposits                      $     23                 $   32              $    91               $    78
  Investment and mortgage-backed securities         3,492                    739                7,249                 2,029
  Loans                                             4,909                  3,537               13,152                10,249
                                                 --------                 ------              -------               -------
     Total interest income                          8,424                  4,308               20,492                12,356
                                                 --------                 ------              -------               -------
Interest expense
  Deposits                                          2,501                  2,346                7,167                 6,560
  Borrowings                                        2,693                    129                4,481                   327
                                                 --------                 ------              -------               -------
     Total interest expense                         5,194                  2,475               11,648                 6,887
                                                 --------                 ------              -------               -------
     Net interest income                            3,230                  1,833                8,844                 5,469
Provision for possible loan losses                     90                     15                  205                    45
                                                 --------                 ------              -------               -------
     Net interest income after
       provision for loan losses                    3,140                  1,818                8,639                 5,424
Non-interest income
  Service fees, charges and other operating
   income                                             124                    144                  364                   384
  Gain on disposition of real estate owned              4                     --                   16                    --
                                                 --------                 ------              -------               -------
     Total non-interest income                        128                    144                  380                   384
                                                 --------                 ------              -------               -------
Non-interest expense
  Salaries and employee benefits                    1,165                    658                3,091                 2,041
  Occupancy and equipment                             241                    177                  632                   557
  Federal deposit insurance premiums                1,454                    215                1,609                   430
  Data processing                                      98                     65                  293                   205
  Advertising                                         105                     45                  314                   200
  Deposit processing                                   61                     65                  184                   184
  Other operating expenses                            257                    172                  930                   612
                                                 --------                 ------              -------               -------
     Total non-interest expense                     3,381                  1,397                7,053                 4,229
                                                 --------                 ------              -------               -------
     Income before income taxes                     (113)                    565                1,966                 1,579
Income taxes                                         (20)                    222                  799                   603
                                                 --------                 ------              -------               -------
   Net income                                    $   (93)                 $  343              $ 1,167               $   976
                                                 ========                 ======              =======               =======

Earnings per share                               $(0.025)                                     $ 0.275
                                                 ========                                     =======

Dividends per share                              $  0.067                                     $  .133
                                                 ========                                     =======



The accompanying notes are an integral part of these statements.



                                      Patriot Bank Corp. and Subsidiaries
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (in thousands)

                                                                   Nine-Month Period Ended September 30,
---------------------------------------------------------------------------------------------------------------
                                                                        1996                  1995
---------------------------------------------------------------------------------------------------------------
                                                                                (unaudited)

Operating activities
  Net income                                                         $    1,167             $    976
  Adjustments to reconcile net income to net cash
     provided by operating activities
   Amortization and accretion of
     Deferred loan origination fees                                        (367)                (330)
     Premiums and discounts                                                 (30)                 (54)
   Provision for possible loan losses                                       205                   45
   Gain on sale of real estate owned                                        (16)                  --
   Depreciation of premises and equipment                                   162                  142
   Management recognition plan                                              108                   --
   Deferred income taxes                                                   (105)                (145)
   Increase in accrued interest receivable                               (1,264)                (113)
   Increase in other assets                                                (289)                (103)
   Increase in other liabilities                                          2,355                  164
                                                                     ----------             --------
     Net cash provided by operating activities                            1,926                  582
                                                                     ----------             --------
Investing activities
  Loan originations and principal payments on loans, net                (70,037)             (15,881)
  Proceeds from the maturity of investment and
   mortgage-backed securities - available for sale                       13,002                3,716
  Proceeds from the maturity of investment and
   mortgage-backed securities - held to maturity                          4,158                   --
  Purchase of investment and mortgage-backed
   securities - available for sale                                     (111,854)              (8,153)
  Purchase of investment and mortgage-backed
   securities - held to maturity                                        (66,498)              (1,250)
  Proceeds from sale of real estate owned                                   131                   13
  Purchase of premises and equipment                                     (3,224)                 (56)
                                                                     ----------             --------
     Net cash used in investing activities                             (234,322)             (21,611)
                                                                     ----------             --------
Financing activities
  Net increase in deposits                                           $   18,234             $ 13,178
  Net proceeds from short-term borrowings                               173,500                9,500
  Proceeds from long-term borrowings                                     30,000                   --
  Decrease in advances from borrowers for
    taxes and insurance                                                    (691)                (776)
  Cash paid for dividends                                                  (614)                  --
  Purchase of Treasury Stock                                             (2,517)                  --
                                                                     ----------             --------
    Net cash provided by financing activities                           217,912               21,902
                                                                     ----------             --------

  Net increase (decrease) in cash and cash equivalents                  (14,484)                 873
Cash and cash equivalents at beginning of period                         18,556                5,448
                                                                     ----------             --------
Cash and cash equivalents at end of year                             $    4,072             $  6,321
                                                                     ==========             =========

SUPPLEMENTAL DISCLOSURES
Cash paid for interest on deposits was $7,170,000 and $6,568,000 for the nine-month periods ended September 30, 1996 and 1995, respectively. Cash paid for income taxes was $1,161,000 and $460,000 for the nine-month periods ended September 30, 1996 and 1995, respectively. Transfers from loans to real estate owned were $0 and $135,000 for the nine-month peiords ended September 30, 1996 and 1995, respectively.

The accompanying notes are an integral part of these statements.

PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 1996


Note 1 - General

    The accompanying financial statements of Patriot Bank Corp. and Subsidiaries ("Patriot") include the accounts of the parent company, Patriot Bank Corp. and its wholly-owned subsidiary, Patriot Bank. All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, an cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1995.


Note 2 - Conversion to Stock Form of Ownership and Earnings Per Share

    On July 13, 1995, the Board of Directors of Patriot Bank adopted an overall Plan of Conversion (the Conversion), as amended on August 30, 1995, pursuant to which Patriot Bank converted from a federally chartered mutual savings bank to a federally chartered capital stock savings bank. All of Patriot Bank's outstanding capital stock was acquired by Patriot, a newly organized Delaware corporation which became the holding company for Patriot Bank. The conversion was completed on December 1, 1995.

    On October 25, 1996 Patriot announced a special 20% stock dividend. The stock distribution will be made on November 21, 1996 to stockholders of record on November 7, 1996. Earnings per share have been calculated on a fully diluted basis and have been adjusted for the special 20% stock dividend. Weighted average shares outstanding during the three-month and nine-month periods ended September 30, 1996, were 4,225,000 and 4,239,000, respectively. The provisions of Accounting Principles Board No. 15, "Earnings Per Share," are not applicable for the three-month and nine-month periods ended September 30, 1995.

PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 1996

Note 3 - Investment And Mortgage-Backed Securities

   The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows:


------------------------------------------------------------------------------------------------------------------------------------
                                      September 30, 1996                                          December 31, 1995
------------------------------------------------------------------------------------------------------------------------------------
                             Amortized    Unrealized     Unrealized     Fair       Amortized   Unrealized    Unrealized     Fair
                               cost           gain          loss        value        cost     appreciation  depreciation    value
------------------------------------------------------------------------------------------------------------------------------------
                                                                    (in thousands)

Investment and Mortgage-Backed Securities Available for Sale
Investment securities
  U.S. Treasury and
   government
   agency
   securities                 $  6,221     $    --     $     66       $  6,155      $  6,105      $   49      $  --       $  6,154
  Corporate securities           1,008           3           --          1,011         1,019          27         --          1,046
  Other securities               3,981         327          139          4,169         1,000          21         --          1,021
  FHLB stock                    10,791          --           --         10,791         1,914          --         --          1,914
Mortgage-backed
   securities
  FHLMC                         15,243          89           --         15,332        12,179          95         16         12,258
  FNMA                          25,281          --          288         24,993        17,709         161        115         17,755
  GNMA                          14,698          14           --         14,712         5,463          79          3          5,539
  Collateralized mortgage
   obligations                  68,979          --          940         68,039         1,964          --          5          1,959
                               -------      ------      -------        -------       -------        ----       ----        -------
  Total Investment
   and mortgage-
   backed securities
   available for sale         $146,202     $   433     $  1,433       $145,202      $ 47,353      $  432      $ 139       $ 47,646
                              ========     =======     ========       ========      ========      ======      =====       ========


Investment and Mortgage-Backed Securities Held to Maturity
  Investment securities
   Corporate securities       $  1,502     $     5     $     --       $  1,507      $  1,503      $   63      $  --       $  1,566
   Other securities              1,912          --           50          1,862         2,414           4         21          2,397
Mortgage-backed
   securities
  Collateralized mortgage
   obligations                  62,843          --          509         62,334            --          --         --             --
                               -------      ------      -------        -------       -------        ----      -----         ------
   Total investment and
     mortgage-backed
     securities held to
     maturity                 $ 66,257     $     5     $    559       $ 65,703      $  3,917      $   67     $   21       $  3,963
                              ========     =======     ========       ========      ========      ======     ======       ========


Note 4 - Loans Receivable

  Loans receivable are summarized as follows:



                                                       September 30,        December 31,
-------------------------------------------------------------------------------------------------------------
                                                           1996                 1995
-------------------------------------------------------------------------------------------------------------
                                                                 (in thousands)
  Real estate loans
   First mortgages secured by one- to four-family
     residences                                          $186,059             $131,352
   Home equity and second mortgage                         68,384               57,969
   Construction                                             2,106                1,712
   Multi-family and commercial                              8,095                3,288
                                                          -------              -------
                                                          264,644              194,321
   Consumer loans                                           2,460                2,159
                                                          -------              -------
   Total loans receivable                                 267,104              196,480
     Less deferred loan origination fees                   (2,470)              (2,230)
                                                          -------              -------
     Total loans receivable, net                         $264,634             $194,250
                                                         ========             ========


Note 5 - Deposits

  Deposits are summarized as follows:

                                                       September 30,        December 31,
-------------------------------------------------------------------------------------------------------------
Deposit type                                               1996                 1995
-------------------------------------------------------------------------------------------------------------
                                                                 (in thousands)

NOW                                                      $  15,001            $  16,857
Money market                                                32,581               34,162
Savings accounts                                            27,591               27,511
Non-interest-bearing demand                                  4,756                2,519
                                                          --------             --------
  Total demand, transaction, money
    market and savings deposits                             79,929               81,049
Certificates of deposits                                   139,923              120,569
                                                          --------             --------
  Total deposits                                         $ 219,852            $ 201,618
                                                         =========            =========

Note 6 - Stock Repurchase

    On August 8, 1996 Patriot announced the completion of its stock repurchase program pursuant to which 188,456 shares were repurchased at an aggregate cost of $2,517,000. These treasury shares will be utilized for general corporate purposes including the issuance of shares in connection with the exercise of stock options.

Note 7 - Legislative Matters

    On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposes a special one-time assessment on SAIF member institutions, including Patriot Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996. The special assessment was recognized as an expense in the third quarter of 1996 and is tax deductible. Patriot Bank recorded a special after-tax charge of $836,000 (1,338,000 before-tax) as a result of the FDIC special assessment.

    The Funds Act also spreads the obligations for payment of the Financing Corporation ("FICO") bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. Based on current estimates by the FDIC, BIF deposits will be assessed a FICO payment of 1.3 basis points, while SAIF deposits will pay an estimated 6.5 basis points on the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999 provided no savings associations remain as of that time.

    As a result of the Funds Act, the FDIC recently proposed to lower SAIF assessments to 0 to 27 basis points effective January 1, 1997, a range comparable to that of BIF members. However, SAIF members will continue to make the highter FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

Note 8 - Recent Developments

    On October 28, 1996 Patriot announced its intention to convert the charter of Patriot Bank from a federally chartered savings bank to a state chartered commercial bank. This change will have no significant effect on the financial condition or results of operation of Patriot.

PATRIOT BANK CORP. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

September 30, 1996

    GENERAL. Patriot Bank Corp. and Subsidiaries (Patriot) reported a net loss of $93,000 or $.025 per share for the three-month period ended September 30, 1996. The net loss includes a special after-tax charge of $836,000 ($1,338,000 before-tax) representing the special deposit insurance assessment levied against all SAIF member financial institutions by the FDIC to recapitalize its SAIF fund (see Note 7 to the Consolidated Financial Statements).

    Excluding the special charge Patriot reported core income of $743,000 or $.175 per share for the three-month period ended September 30, 1996. This represents an increase of 117% over net income of $343,000 for the three-month period ended September 30, 1995. Excluding the special charge, net income for the nine-month period ended September 30, 1996 was $2,003,000 or $.475 per share compared to $976,000 for the nine-month period ended September 30, 1995. Return on average assets and return on average equity (both based upon core earnings) were .63% and 5.63%, respectively, for three three-month period ended September 30, 1996 compared to .52% and 7.01%, respectively, for the three-month period ended September 30, 1995.

    STOCK CONVERSION. On July 13, 1995, Patriot Bank's Board of Directors adopted an overall Plan of Conversion (the Conversion) as amended on August 30, 1995, pursuant to which Patriot Bank converted from a federally chartered mutual savings bank to a federally chartered capital stock savings bank. All of Patriot Bank's outstanding capital stock was acquired by Patriot Bank Corp., a newly organized Delaware corporation which became the holding company for Patriot Bank. The Conversion was completed on December 1, 1995.

    NET INTEREST INCOME. Net interest income for the three-month and nine-month periods ended September 30, 1996 was $3,230,000 and $8,844,000 compared to $1,833,000 and $5,469,000 for the same periods in 1995. This increase is primarily due to an increase in average balances. Patriot's net interest margin (net interest income as a percentage of average interest-earning assets) was 3.18% for the nine-month period ended September 30, 1996 compared to 3.32% for the same period in 1995.

    Interest on loans was $4,909,000 and $13,152,000 for the three-month and nine-month periods ended September 30, 1996 compared to $3,537,000 and
$12,356,000 for the same periods in 1995. The average balance of loans was $221,641,000 with an average yield of 7.92% for the nine-month period ended September 30, 1996 compared to an average balance of $170,072,000 with an average yield of 8.04% for the same period in 1995. The increase in average balance is due to the aggressive marketing of residential mortgage loans and home equity loans. The decrease in average yield is primarily a result of an emphasis on short-term and adjustable rate loans.

    Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $3,492,000 and $7,249,000 for the three-month and nine-month periods ended September 30, 1996 compared to $739,000 and $2,029,000 for the same periods in 1995. The average balance of the investment portfolio was $146,301,000 with an average yield of 6.61% for the nine-month period ended September 30, 1996 compared to an average balance of $45,034,000 with an average yield of 6.01% for the same period in 1995. The increase in average balance and the increase in yield was due to the purchase of investment and mortgage-backed securities to more fully leverage Patriot's capital.


    Interest on total deposits was $2,501,000 and $7,167,000 for the three-month and nine-month periods ended September 30, 1996 compared to $2,346,000 and $6,560,000 in the same periods in 1995. The average balance of total deposits was $211,615,000 with an average cost of 4.51% for the nine-month period ended September 30, 1996 compared to an average balance of $194,482,000 with an average cost of 4,51% for the same period in 1995. The increase in average balance was primarily the result of an emphasis placed on transaction based deposit products and competitive pricing of certificates of deposit.

    Interest on borrowings was $2,693,000 and $4,481,000 for the three-month and nine-month periods ended September 30, 1996 compared to $129,000 and $327,000 for the same periods in 1995. The average balance of borrowings was $107,761,000 with an average cost of 5.53% for the nine-month period ended September 30, 1996 compared to an average balance of $6,723,000 with a cost of 6.35% for the same period in 1995. The increase in average balance was due to the use of borrowings to fund the growth in the balance sheet. The decrease in the cost of borrowings was the result of lower overall interest rates.

    PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses was $90,000 and $205,000 for the three-month and nine-month periods ended September 30, 1996 compared to $15,000 and $45,000 for the same periods in 1995. The increase in the provision was due to an increase in loans and Patriot's re-entry into commercial lending offset by Patriot's high asset quality, low level of delinquencies and low level of non-performing assets. At September 30, 1996 Patriot's non-performing assets were .15% of total assets and all loans 30 days or more delinquent were .76% of total loans.

    NON-INTEREST INCOME. Total non-interest income was $128,000 and $380,000 for the three-month and nine-month periods ended September 30, 1996 compared to $166,000 and $383,000 for the same periods in 1995.


    NON-INTEREST EXPENSE. Total non-interest expense was $3,381,000 and $7,053,000 for the three-month and nine-month periods ended September 30, 1996 compared to $1,404,000 and $4,214,000 for the same periods in 1995. The increase in non-interest expense was primarily related to the special charge of $1,338,000 for the special deposit insurance assessment levied against SAIF member financial institutions by the FDIC to recapitalize its SAIF fund (see
Note 7 to the Consolidated Financial Statements). The increase in non-interest expense was also the result of the recognition of expense related to Patriot's employee stock ownership and stock-based incentive plans, additional compensation and benefits and other costs related to the growth of Patriot, offset somewhat by other operating efficiencies and cost-saving efforts. The ratio of non-interest expense to average assets (excluding the special charge) was 2.01% for the nine-month period ended September 30, 1996 compared to 2.51% for the same period in 1995. The improvement in the overhead ratio reflects Patriot's emphasis on managing costs.

    INCOME TAX PROVISION. The income tax (benefit) provision was ($20,000) and $799,000 for the three-month and nine-month periods ended September 30, 1996 compared to $222,000 and $603,000 for the same periods in 1995. The increase in the year-to-date income tax provision was consistent with the growth in net income before taxes.

Financial Condition

    LOAN PORTFOLIO. Patriot's primary loan products are fixed-rate and adjustable-rate mortgage loans and home equity loans on existing owner-occupied residential real estate. Patriot also offers residential construction loans, commercial loans and other consumer loans. At September 30, 1996 Patriot's total loan portfolio was $261,634,000, compared to a total loan portfolio of $194,250,000 at December 31, 1995. The increase in the loan portfolio was the result of aggressive marketing of residential mortgage loans and home equity loans and Patriot's re-entry into commercial lending. During the nine-month period ended September 30, 1996, Patriot originated total loans of $40,500,000, compared to total loans originated of $30,100,000 for the same period in 1995.

    CASH AND CASH EQUIVALENTS. Cash and cash equivalents at September 30, 1996 were $4,072,000 compared to $18,556,000 at December 31, 1995. The decrease in cash and cash equivalents was primarily due to the investment of a portion of the proceeds from the stock conversion that were deposited temporarily in an interest-earning account at December 31, 1995.

    INVESTMENT AND MORTGAGE-BACKED SECURITIES. Investment securities consist primarily of U.S. agency securities, mortgage-backed securities which are generally insured or guaranteed by either FHLMC, FNMA or the GNMA and collateralized mortgage obligations.

    Total investment and mortgage-backed securities at September 30, 1996 were $211,459,000 compared to $51,563,000 at December 31, 1995. The increase in investment and mortgage-backed securities was due to the purchase of securities to more fully leverage Patriot's capital.

    OTHER ASSETS. Premises and equipment at September 30, 1996 was $6,512,000 compared to $3,450,000 at December 31, 1995. The increase was primarily due to the renovation of Patriot's corporate headquarters and Patriot's investment in technology related equipment. Accrued interest receivable at September 30, 1996 was $2,469,000 compared to $1,205,000 at December 31, 1995. The increase is consistent with the growth in the loan and investment portfolios. Real estate owned at September 30, 1996 was $80,000 compared to $195,000 at December 31, 1995. The decrease in real estate owned was due to the disposal of foreclosed assets. Other assets at September 30, 1996 were $2,187,000 compared to $1,352,000 at December 31, 1995. The increase is primarily due to the deferred tax benefit related to the special charge (see Note 7 to the Consolidated Financial Statements).

    DEPOSITS. Deposits are attracted from within Patriot's primary market area through the offering of various deposit instruments, including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans.

    Total deposits at September 30, 1996 were $219,852,000 compared to $201,618,000 at December 31, 1995. The increase was primarily the result of an emphasis placed on transaction based deposit products and competitive rates offered on certificates of deposit.

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

    Total borrowings at September 30, 1996 were $213,500,000 compared to $10,000,000 at December 31, 1995. The increase in borrowings was due to the leveraging of Patriot's capital.

    STOCKHOLDERS' EQUITY. Total stockholders'equity was $51,401,000 at September 30, 1996 compared to $54,110,000 at December 31, 1995. The decrease is a result of the repurchase of 188,000 shares of common stock at a cost of $2,517,000 (see
Note 6 to the Consolidated Financial Statements) and an increase in the unrealized depreciation on investment and mortgage-backed securities available for sale.

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

    Patriot Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in cash and U.S. Treasury and other qualifying investments. Regulations currently in effect require Patriot Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. These levels are changed from time to time by the Office of Thrift Supervision (OTS) to reflect economic conditions. Patriot Bank's liquidity ratio at September 30, 1996 was 5.38%.

    During the nine-month period ended September 30, 1996, significant liquidity was provided by financing activities, in particular deposit growth and borrowings. Maturities of investment and mortgage-backed securities also provided significant liquidity. The funds provided by these activities were reinvested in new loans and investment and mortgage-backed securities.

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

    At September 30, 1996, Patriot Bank was classified as well capitalized and was in compliance with all capital requirements. The following table sets forth the capital ratios of Patriot Bank and the current regulatory requirements at September 30, 1996:


                                                                            Patriot
                                                                             Bank            Requirement
-------------------------------------------------------------------------------------------------------------
Tangible capital to tangible assets                                           7.46%             1.50%
Leverage (core) capital to tangible assets                                    7.46              3.00
Leverage (core) capital to risk-adjusted assets                              15.67              4.00
Risk-based capital to risk-adjusted assets                                   16.47              8.00


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

    Patriot has a significant amount of its earning assets invested in fixed-rate mortgage loans and fixed-rate mortgage-backed securities with contractual maturities greater than one year. Patriot has initiated several actions designed to control its level of interest rate risk. These actions included: (i) increasing the percentage of the loan portfolio consisting of short-term and adjustable-rate mortgage loans through increased originations of these loans, (ii) acquiring short-term and adjustable-rate mortgage-backed securities, and (iii) undertaking to lengthen the maturities of deposits and borrowings. At September 30, 1996, using management's estimates of prepayments and the repricing of deposits and other liabilities, Patriot's total interest-bearing liabilities maturing or repricing within one year exceeded its total net interest-earning assets maturing or repricing in the same time period by $71,475,000, representing a one-year cumulative "gap," as defined above, as a percentage of total assets of negative 14.5%.

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

              Not applicable.

     Item 5   OTHER INFORMATION

              Not applicable.

     Item 6   EXHIBITS AND REPORTS ON FORM 8-K.

              (a) The following exhibits are filed as part of this report.

                   Exhibit 27   - Financial Data Schedule (filed
                   herewith)

              (b)  Reports on Form 8-K.

                   Report on Form 8-K dated October 22, 1996 (date of earliest event - October 22, 1996) contained a press release announcing Patriot's earnings for the third quarter of 1996.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    PATRIOT BANK CORP.
                                             --------------------------------
                                                       (Registrant)




Date      November 14, 1996                  --------------------------------
      -------------------------                      Joseph W. Major
                                          President and Chief Operating Officer



Date      November 14, 1996                  --------------------------------
      -------------------------                      Richard A. Elko
                                               Executive Vice President and
                                                 Chief Financial Officer