Form 10-K405
period 1996-12-31
PATRIOT BANK CORP
filed 1997-03-28
CIK 1000235

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                   Annual report pursuant to Section 13 of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996

                          Commission File No.: 0-26744

                               PATRIOT BANK CORP.
             (exact name of registrant as specified in its charter)

                     DELAWARE                          23-2820537
         (State or other jurisdiction of       (I.R.S. Employer I.D. No.)
         incorporation or organization)

             High and Hanover Streets, Pottstown, Pennsylvania 19464
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (610) 323-1500
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of class)

     The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes _X_     No ___.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $61,825,892 and is based upon the last sales price as quoted on The Nasdaq Stock Market for March 10, 1997.

     As of March 10, 1997, the Registrant had 4,105,502 shares outstanding (excluding treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference into Parts I and II of this Form 10-K.

     Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                      INDEX

PART I                                                                      PAGE
                                                                            ----

Item 1.      Business ..................................................      1

Additional Item. Executive Officers of the Registrant...................     15

Item 2.      Properties.................................................     15

Item 3.      Legal Proceedings..........................................     15

Item 4.      Submission of Matters to a Vote of Security Holders........     16

PART II

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters........................................     16

Item 6.      Selected Financial Data....................................     16

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................     16

Item 8.      Financial Statements and Supplementary Data................     16

Item 9.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.....................     16

PART III

Item 10.     Directors and Executive Officers of the Registrant.........     16

Item 11.     Executive Compensation.....................................     17

Item 12.     Security Ownership of Certain Beneficial Owners
             and Management.............................................     17

Item 13.     Certain Relationships and Related Transactions.............     17

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports
             on Form 8-K................................................     17

SIGNATURES..............................................................     19

Item 1.  Business

General

     Patriot Bank Corp. (the "Company") is a Delaware corporation and is the holding company for Patriot Bank (the "Bank") and Patriot Investment Company ("PIC"). The Company is a thrift holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC"). The Company's executive offices are located at the administrative offices of the Bank at High and Hanover Streets, Pottstown, Pennsylvania 19464.

     The Bank was originally chartered in 1938. In 1991, the Bank's predecessor converted from a federally-chartered mutual savings bank to a Pennsylvania-chartered mutual savings bank and changed its name to Patriot Savings Bank.
In August 1995, the Bank converted from a Pennsylvania-chartered mutual savings bank to a federally-chartered mutual savings bank. On December 1, 1995, the Company acquired the Bank as part of the Bank's conversion from a mutual to stock form of ownership (the "Conversion"). In connection with the conversion in, the Bank changed its name to Patriot Bank. The Bank conducts business through its network of eleven community banking offices located in Montgomery, Berks, Lehigh, Northampton and Chester Counties, Pennsylvania. The Bank's deposits are insured up to the maximum allowable by the Savings Insurance Fund ("SAIF") administered by the FDIC. At December 31, 1996, the Bank had total assets of $499.4 million, deposits of $239.5 million and stockholder's equity of $32.1 million.

     The Bank is a community-oriented financial services provider whose business primarily consists of attracting retail deposits from the general public and small businesses and originating mortgage, consumer and commercial loans in the Bank's market area. In addition to its lending activities, the Bank also invests in investment and mortgage-backed securities. The Bank uses advances from the Federal Home Loan Bank of Pittsburgh ("FHLB") and repurchase agreements as sources of funds.

     The Bank's revenues are derived principally from interest on loans, interest on investment and mortgage-backed securities and other fees and service charges. The Bank's primary sources of funds are deposits, FHLB advances, repurchase agreements, interest on loans and investment and mortgage-backed securities and principal repayments.

     On December 31, 1996, the Bank filed applications with the Pennsylvania Department of Banking and the FDIC to convert to a state chartered commercial bank. Additionally, the Company filed an application with the Federal Reserve Board of Governors ("FRB") to become a bank holding company. The charter conversion is subject to the approval of the Pennsylvania Department of Banking, the FDIC and the FRB.

     PIC is a Delaware investment corporation that was incorporated by the Company on December 10, 1996. Its primary business consists of maintaining an investment portfolio. At December 31, 1996 PIC had total assets of $33.3 million, liabilities of $12.2 million, and stockholder's equity of $21.1 million.

Market Area and Competition

     The Company is located approximately 45 miles northwest of Philadelphia, Pennsylvania and its market consists primarily of Montgomery, Berks, Lehigh, Northampton and Chester counties, Pennsylvania. The segment of the markets served by the Company is primarily industrially oriented and demographically is comprised of middle income and upper income households.

     The Company faces significant competition both in originating loans and attracting deposits. The Company's competitors are other financial services providers operating within its primary market area, some of which are larger and have greater financial resources than the Company. The Company's competition for loans and deposits comes principally from commercial banks, savings and loan associations, savings banks, credit unions, and mortgage banking companies (some of which are subsidiaries of major financial institutions). In addition, the Company faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance firms with products such as money market funds, mutual funds and annuities. Competition may increase as a result of the continuing reduction in the effective restrictions on interstate operations of financial institutions.

     Management considers the Company's reputation for financial strength, superior customer service, convenience and product offerings as a competitive advantage in attracting and retaining customers.

     Certain information with respect to the Company's business activities is set forth on pages 6 to 20 of the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

Lending Activities

     Loan Maturity. The following table sets forth the maturity schedule for the Company's loan portfolio (excluding residential real estate and consumer loans):

                                                           Amounts at December 31, 1996, Maturing
                                         --------------------------------------------------------------------------

                                          In One Year or      After One Year      After Five
                                               Less            - Five Years          Years             Total
                                         -----------------   -----------------    -----------   -------------------

                                                                       (In thousands)

LOAN MATURITY SCHEDULE
(IN THOUSANDS):

Commercial loans.......................       $  925              $ 8,995            $1,238            $11,158
Residential construction loans.........           29                  131             2,862              3,022
Other construction loans...............          179                    9                --                188
                                              ------              -------            ------            -------

  Total................................       $1,133              $ 9,135            $4,100            $14,368
                                              ======              =======            ======            =======

Loans with:
   Fixed rates.........................       $1,027              $ 5,952            $4,052            $11,031
   Adjustable rates....................          106                3,183                48              3,337
                                              ------              -------            ------            -------

  Total................................       $1,133              $ 9,135            $4,100            $14,368
                                              ======              =======            ======            =======

     Investment Activities. The following table sets forth certain information regarding the carrying value, weighted average and contractual maturities of the Company's investment and mortgage-backed securities as of December 31, 1996.

                                                                                   At December 31, 1996
                             ------------------------------------------------------------------------------------------------------

                                                 More than One Year  More than Five Years
                              One Year or Less     to Five Years        to Ten Years      More than 10 Years    No Stated Maturity
                             ------------------  ------------------  -------------------  ------------------  --------------------
                                      Weighted             Weighted             Weighted            Weighted              Weighted
                             Carrying  Average   Carrying  Average   Carrying   Average   Carrying  Average   Carrying    Average
                              Value     Yield     Value     Yield     Value      Yield     Value     Yield     Value       Yield
                             -------  ---------  --------  --------  --------   --------  --------  --------  --------    --------
                                                                      (In thousands)

Available for sale:

Investment securities:

 U.S. Treasury and
  government securities...   $2,741     6.81%         $0      0.00%   $2,249       6.56%       $0       0.00%        $0       0.00%

 Equity securities........      --       --          --        --        --         --        --         --      24,492       5.96

Mortgage-backed
 securities:

  FHLMC...................    2,537     6.43      10,538      6.83     1,634       7.13       --         --        --          --

  FNMA....................    3,957     6.64      13,080      6.66     8,087       6.53       --         --        --          --

  GNMA....................    2,329     6.01       7,698      6.03     4,724       5.91       --         --        --          --

Collateralized mortgage
 obligations:

 FHLMC....................      954     6.17       3,816      6.17     1,475       6.88    31,394       6.94        --         --

 FNMA.....................      657     6.64       3,027      6.68     3,483       6.67    24,335       6.84        --         --

 OTHER....................      755     6.27       2,999      6.27     2,187       6.27        --         --        --         --
                             ------    -----      -------     ----   -------      -----   -------      -----

Total available for sale..  $13,930     6.48%    $41,158      6.51%  $23,839       6.55%  $55,729       6.90%   $24,492       5.96%
                            =======    =====     =======     =====   =======      =====   =======      =====    =======       =====


Held to maturity:

Investment securities
 U.S. Treasury &
  government securities      $  130     5.60%     $1,285      5.40%   $  250       5.30%  $   246       4.58%      --          --

Corporate securities......    1,002     6.46         500      6.64     1,004       6.94       --         --        --          --

Collateralized mortgage
 obligations:

   OTHER..................    8,503     6.87      34,711      6.95    21,819       7.08     3,260       7.13       --          --
                             -------   ----      -------      -----  -------       -----  -------      ----     -------       ----

Total held to maturity....   $9,635     6.81%    $36,496      7.03%  $23,073       7.06%  $ 3,506       6.95%      --          --
                             ======    =====     =======      =====  =======       =====  =======      =====    =======       ====


                            ------------------


                                   Total
                            ------------------
                                     Weighted
                            Carrying  Average
                             Value     Yield
                            --------  --------
                             (In thousands)

Available for sale:

Investment securities:

 U.S. Treasury and
  government securities...   $  4,990     6.70%

 Equity securities........     24,492     5.96%

Mortgage-backed
 securities:

  FHLMC...................     14,709     6.80

  FNMA....................     25,124     6.62

  GNMA....................     14,751     5.99

Collateralized mortgage
 obligations:

 FHLMC....................     37,639     6.84

 FNMA.....................     31,502     6.80

 OTHER....................      5,941     6.27
                             --------    -----

Total available for sale..   $159,148     6.55%
                             ========    =====

Held to maturity:

Investment securities
 U.S. Treasury &
  government securities       $1,911      5.29%

Corporate securities......     2,506      6.69

Collateralized mortgage
 obligations:

   OTHER..................    68,293      6.99
                             -------     -----

Total held to maturity....  $ 72,710      6.94%
                            ========     =====

                                       -3-

     At December 31, 1996, the Company had $19.4 million in certificate accounts in amounts of $100,000 or more maturing as follows:


                   Maturity Period                           Amount
       ---------------------------------------      -------------------------

                                                          (In thousands)


       Three months or less...................                 $   406

       Over three through six months..........                   1,794

       Over six through 12 months.............                   2,181

       Over 12 months.........................                  14,976
                                                               -------

          Total...............................                 $19,357
                                                               =======



Subsidiary Activities

     The Company has two wholly-owned subsidiaries: The Bank and PIC. The Bank has two wholly-owned subsidiaries: Marathon Management Company ("Marathon") and Real Estate Settlements Incorporated ("RESI"). Marathon is a real estate management company that currently holds as its only asset title to three parcels of land in Fleetwood, Pennsylvania. Marathon had $281,000 in total assets as of December 31, 1996, and had a net loss for the year ended December 31, 1996 of $3,000. RESI is an inactive service corporation that, prior to May 1994, conducted a real estate settlement business.

Personnel

     As of December 31, 1996, the Bank had 98 full-time and 17 part-time employees, none of whom was covered by a collective bargaining agreement. Management believes that the Bank has good relations with its employees and there are no pending or threatened labor disputes with its employees.

                           REGULATION AND SUPERVISION

General

     The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the Office of Thrift Supervision ("OTS") under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of savings institutions, such as the Bank, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act").

     The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the

Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

     The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation - QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

     The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain purchased mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I (core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1996, the Bank met each of its capital requirements, in each case on a fully phased-in basis and it is anticipated that the Bank will not be subject to the interest rate risk component.

     Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF"), (the deposit insurance fund that covers most commercial bank deposits), are statutorily required to be recapitalized to a 1.25% of insured reserve deposits ratio. Until recently, members of the SAIF and BIF were paying average deposit insurance premiums of between 24 and 25 basis points. The BIF met the required reserve in 1995, whereas the SAIF was not expected to meet or exceed the required level until 2002 at the earliest. This situation was primarily due to the statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF.

     In view of the BIF's achieving the 1.25% ratio, the FDIC ultimately adopted a new assessment rate schedule of from 0 to 27 basis points under which 92% of BIF members paid an annual premium of only $2,000. With respect to SAIF member institutions, the FDIC adopted a final rule retaining the previously existing assessment rate schedule applicable to SAIF member institutions of 23 to 31 basis points. As long as the premium differential continued, it may have had adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Bank were placed at a substantial competitive disadvantage to BIF members with respect to pricing of products and the ability to achieve lower operating costs.

     On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was signed into law which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of
65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Bank as an expense in the quarter ended September 30, 1996 and is generally tax deductible. The SAIF Special Assessment recorded by the Bank amounted to $1.3 million on a pre-tax basis and $836,000 on an after-tax basis.

     The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payment of 1.3 basis points, while SAIF deposits will pay
6.48 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

     As a result of the Funds Act, the FDIC recently voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. SAIF members will also continue to make the FICO payments described above. The FDIC also lowered the SAIF assessment schedule for the fourth quarter of 1996 to 18 to 27 basis points. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

     The Bank's assessment rate for fiscal 1996 was 23 basis points and the premium paid for this period was $476,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Thrift Rechartering Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. That legislation also requires that the Department of Treasury submit a report to Congress by March 31, 1997 that makes recommendations regarding a common financial institutions charter, including whether the separate charters for thrifts and banks should be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date (January 1, 1998 in one bill, June 30, 1998 in the other) or they would automatically become national banks. Converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for unitary savings and loan holding company activities. The Bank is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the BIF and SAIF funds will eventually merge. However, on December 31, 1996, the Bank filed applications with the Pennsylvania Department of Banking and the FDIC to convert to a state chartered commercial bank. Additionally, the Company filed an application with the Federal Reserve Board of Governors ("FRB") to become a bank holding company. The charter conversion is subject to the approval of the Pennsylvania Department of Banking, the FDIC and the FRB.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1996, the Bank's limit on loans to one borrower was $4.8 million. At December 31, 1996, the Bank's largest aggregate outstanding balance of loans to one borrower was $1.1 million.

     QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

     A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1996, the Bank maintained 98.8% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided that the payment does not cause the institution to be undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At December 31, 1996, the Bank was a Tier 1 Bank.

     Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity and short-term liquidity ratios for December 31, 1996 were 5.02% and 2.99% respectively, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 1996 totalled $74,000.

     Branching. OTS regulations permit nationwide branching by federally chartered savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

     Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

     Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). During fiscal 1996, the Federal Reserve Board regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $52.0 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $52.0 million, the reserve requirement is $1.6 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $52.0 million. The first $4.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

                           FEDERAL AND STATE TAXATION

Federal Taxation

     General. The Company and its subsidiaries report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company. For its 1996 taxable year, the Company is subject to a maximum federal income tax rate of 35%.

     Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the "Code") were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the "PTI Method") or (ii) the Experience Method. The reserve for nonqualifying loans was computed using the Experience Method.

     The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. The 1996 Act repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (those generally exceeding $500 million in assets) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

     A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS. Any
Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement.

     Under the residential loan requirement provision, the recapture required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Bank's current taxable year, in which the Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its current taxable year.

     Under the 1996 Act, for its current and future taxable years, the Bank is permitted to make additions to its tax bad debt reserves. In addition, since the Banks tax bad debt reserves as of December 31, 1987 exceeded its tax bad debt reserves as of December 31, 1995 it is not required to recapture any income.

     Distributions. Under the 1996 Act, if the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

     The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Banks does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

     SAIF Recapitalization Assessment. The Funds Act levied a 65.7-cent fee on every $100 of thrift deposits held on March 31, 1995. For financial statement purposes, this assessment was reported as an expense for the quarter ended September 30, 1996. The Funds Act includes a provision which states that the amount of any special assessment paid to capitalize SAIF under this legislation is deductible under Section 162 of the Code in the year of payment.

     Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid. The Bank does not expect to be subject to the AMT, but may be subject to the environmental tax liability.

     Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company owns more than 20% of the stock of a corporation distributing a dividend, 80% of any dividends received may be deducted.

State Taxation

     Commonwealth of Pennsylvania. The Bank is subject to the Mutual Thrift Institutions Tax of the Commonwealth of Pennsylvania based on the Bank's net income determined in accordance with generally accepted accounting principles with certain adjustments. The tax rate under the Mutual Thrift Institutions Tax is 11.5%. Interest on state and federal obligations is excluded from net income. An allocable portion of interest expense incurred to carry the obligations is disallowed as a deduction. Three year carryforwards of losses are allowed.

     The Company is subject to the Corporate Net Income Tax and the Capital Stock Tax of the Commonwealth of Pennsylvania.

     Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

     PIC is a Delaware investment company and as such is not subject to state income tax.

Additional Item.  Executive Officers of the Registrant.

     The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not also directors.


                         Age at           Position with the Company and Bank
Name                     12/31/96         and Past Five Years Experience
----                     --------         ------------------------------

Robert G. Philips          45             Treasurer

Paulette A. Strunk         46             Corporate Secretary



Item 2.  Properties

     The Bank has eleven banking offices, three (3) of which are located in Montgomery County, four (4) of which are located in Berks County, two (2) of which are located in Lehigh County, one (1) of which is located in Northampton County and one (1) which is located in Chester County, Pennsylvania. The Bank owns seven and leases four of the banking office properties.

Item 3.  Legal Proceedings

     The Company is a defendant in various other legal actions arising from normal business activities. Management believes that those actions are either without merit or that the ultimate liability, if any, resulting from such actions will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Information relating to the market for Registrant's common equity and related stockholder matters appears under "Corporate Information" on the back inside cover of Registrant's 1996 Annual Report to Stockholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

     The above-captioned information appears under "Selected Financial Data" in the Registrant's 1996 Annual Report to Stockholders on pages 4 and 5 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1996 Annual Report to Stockholders on pages 6 through 20 and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The Consolidated Financial Statements of Patriot Bank Corp. and Subsidiaries, together with the report thereon by Grant Thornton LLP appears in the Registrant's 1996 Annual Report to Stockholders on pages 20 through 39 and are incorporated herein by reference.

Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 1997.

Item 11. Executive Compensation

     The information relating to executive compensation and directors' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 1997, excluding the Stock Performance Graph and Compensation Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 1997.

Item 13. Certain Relationships and Related Transactions

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 1997.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   The following documents are filed as a part of this report:

(1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1996 Annual Report to Stockholders.
                                                                         PAGE
                                                                         ----


       Report of Independent Certified Public Accountants..............   20

       Consolidated Statements of Financial Position,
            December 31, 1996 and 1995.................................   21

       Consolidated Statements of Income for the
          Years Ended December 31, 1996, 1995 and 1994.................   22

       Consolidated Statements of Stockholders' Equity
          for the Years Ended December 31, 1996, 1995 and 1994.........   23

       Consolidated Statements of Cash Flows for the
          Years Ended December 31, 1996, 1995 and 1994.................   24

       Notes to Consolidated Financial Statements......................   25

     The remaining information appearing in the 1996 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)  Exhibits

     (a)  The following exhibits are filed as part of this report.

          3.1  Certificate of Incorporation of the Patriot Bank Corp.*
          3.2  Bylaws of the Patriot Bank Corp.*
          4.0  Stock Certificate of the Patriot Bank Corp.*
          10.1 Form of Employment Agreement between Patriot Bank and certain executive officers.*
          10.2 The Patriot Bank Corp. 1996 Stock-Based Incentive Plan**
          13.0 1996 Annual Report to Stockholders (filed herewith)
          21.0 Subsidiary information is incorporated herein by reference to "Part I -- Subsidiaries"
          27.0 Financial Data Schedule
          99.0 Proxy Statement for the 1997 Annual Meeting of Stockholders (filed herewith)

     (b)  Reports on Form 8-K
          The Company filed a Current Report on Form 8-K on October 22, 1996 regarding its earnings.
          ---------------

          * Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on September 1, 1995 and any amendments thereto, Registration No. 33-96530.

          ** Incorporated herein by reference into this document from the Proxy
             Statement for the 1996 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 26, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PATRIOT BANK CORP.


                                      By:
                                         -------------------------------------
                                          Joseph W. Major
                                          President and Chief Operating Officer

DATED:  ____________________

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         Name                       Title                                Date
         ----                       -----                                ----


----------------------------        Chairman of the Board and            _______________
Gary N. Gieringer                   Chief Executive Officer


----------------------------        President and Chief Operating
Joseph W. Major                     Officer                              _______________


----------------------------        Executive Vice President and         _______________
Richard A. Elko                     Chief Financial Officer


----------------------------        Vice President and Treasurer         _______________
Robert G. Philips


----------------------------        Director                             _______________
John H. Diehl


----------------------------        Director                             _______________
James B. Elliott


         Name                       Title                                Date
         ----                       -----                                ----


----------------------------        Director                             _______________
Leonard A. Huff


----------------------------        Director                             _______________
Samuel N. Landis


----------------------------        Director                             _______________
Larry V. Thren


CONFORMED

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PATRIOT BANK CORP.


                                      By:    /s/ Joseph W. Major
                                          ------------------------------
                                          Joseph W. Major
                                          President and Chief Operating Officer

DATED:  ____________________

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         Name                       Title                                Date
         ----                       -----                                ----



/s/ Gary N. Gieringer               Chairman of the Board and             _______________
-------------------------           Chief Executive Officer
Gary N. Gieringer

/s/ Joseph W. Major                 President and Chief Operating
-------------------------           Officer                               _______________
Joseph W. Major

/s/ Richard A. Elko                 Executive Vice President and          _______________
-------------------------           Chief Financial Officer
Richard A. Elko

/s/ Robert G. Philips               Vice President and Treasurer          _______________
-------------------------
Robert G. Philips


/s/ John H. Diehl                   Director                              _______________
-------------------------
John H. Diehl


/s/ James B. Elliott                Director                              _______________
-------------------------
James B. Elliott

         Name                       Title                                Date
         ----                       -----                                ----


/s/ Leonard A. Huff                 Director                              _______________
-------------------------
Leonard A. Huff


/s/ Samuel N. Landis                Director                              _______________
-------------------------
Samuel N. Landis


/s/ Larry V. Thren                  Director                              _______________
-------------------------
Larry V. Thren

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The selected consolidated financial and other data and management's discussion and analysis set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto, contained elsewhere herein.

                                                                   At December 31,
                                               -------------------------------------------------------
                                               1996         1995         1994        1993         1992
                                               ----         ----         ----        ----         ----
                                                                     (In thousands)

Selected Financial Condition Data:
Total assets                                $ 529,165    $ 268,869    $ 221,035    $ 221,895    $ 244,171
Investment and mortgage-backed securities
   available for sale (1)                     159,148       47,646       33,025         --           --
Investment and mortgage-backed securities
   held to maturity (1)                        72,710        3,917        8,669       34,436       38,148
Loans receivable                              280,184      194,250      168,974      161,529      195,837
Allowance for possible loan losses             (1,830)      (1,702)      (1,720)      (1,665)      (1,450)
Deposits                                      239,514      201,618      189,938      198,876      207,944
Borrowings                                    231,595       10,000       10,000        2,000       16,100
Stockholders' equity                           53,117       54,110       17,868       17,517       15,200



                                                              For the Year Ended December 31,
                                               -------------------------------------------------------
                                               1996         1995         1994        1993         1992
                                               ----         ----         ----        ----         ----
                                                                     (In thousands)

Selected Operating Data:
Interest income                                $29,594     $17,168      $15,498      $17,361      $20,298
Interest expense                                17,502       9,549        8,125        9,628       12,141
                                               -------     -------      -------      -------      -------
Net interest income before provision
   for possible loan losses                     12,092       7,619        7,373        7,733        8,157
Provision for possible loan losses                 305          60           56            1        1,115
                                               -------     -------      -------      -------      -------
   Net interest income after provision
   for possible loan losses                     11,787       7,559        7,317        7,732        7,042
Non-interest income                                637         518          674        1,496          641
Non-interest expense                             9,198       6,151        6,090        5,451        5,132
                                               -------     -------      -------      -------      -------
   Income before income taxes and cumulative
   effect of change in method of
   accounting for income taxes                   3,226       1,926        1,901        3,777        2,551
Income taxes                                     1,251         734          717        1,460          593
                                               -------     -------      -------      -------      -------
   Income before cumulative effect of
   change in method of accounting
   for income taxes                              1,975       1,192        1,184        2,317        1,958
Cumulative effect of change in method
   of accounting for income taxes                 --          --           --           --            586
                                               -------     -------      -------      -------      -------
Net income                                     $ 1,975     $ 1,192      $ 1,184      $ 2,317      $ 2,544
                                               =======     =======      =======      =======      =======

Earnings per share (2)                         $  .464
                                               =======

Net income before special charge (3)           $ 2,811
                                               =======
Earnings per share before
   special charge (2) (3)                      $  .661
                                               =======

                                               For the Year Ended December 31,
                                         -------------------------------------------
                                         1996     1995      1994     1993       1992
                                         ----     ----      ----     ----       ----
                                                        (In thousands)
Performance Ratios (4):

Return on average assets                 .48%      .50%      .54%      .99%      .81%
Return on average assets
   before special charge (3)             .68        --        --        --        --
Return on average equity                3.71      5.40      6.59     13.61     13.90
Return on average equity
   before special charge (3)            5.28        --        --        --        --
Average interest rate spread (5)        2.95      3.29      3.33      3.31      3.38
Net interest margin (6)                 3.01      3.39      3.45      3.43      3.50
Average interest-earning
   assets to average
   interest-bearing liabilities       113.69    109.20    107.16    106.90    105.84
Total non-interest expense to
   average assets (9)                   1.93      2.65      2.75      2.34      2.13
Dividend payout ratio (2)              45.91        --        --        --        --

                                                           At December 31,
                                             --------------------------------------------
                                             1996     1995     1994        1993      1992
                                             ----     ----     ----        ----      ----
                                                           (In thousands)

Regulatory Capital Ratios (7):
Tangible capital to tangible assets          9.97%    20.14%     8.46%     7.89%     6.23%
Leverage (core) capital to
   tangible assets                           9.97     20.14      8.46      7.89      6.23
Leverage (core) capital to
   risk-adjusted assets                     20.28     34.27     13.98     13.61     10.61
Risk-based capital to
   risk-adjusted assets                     20.98     35.35     15.33     14.90     11.62
Asset Quality Ratios(8):
Non-performing assets as a percent of
   total assets                               .12       .29       .45       .64       .86
Non-performing loans as a percent of
   loans receivable                           .20       .30       .43       .53       .72
Allowance for possible loan
   losses as a percent of
   loans receivable                           .65       .88      1.01      1.02       .73
Allowance for possible loan
   losses as a percent of
   non-performing loans                    321.94    292.94    235.94    190.94    102.04
Number of community banking offices            11         7         7         7         7



(1) Patriot has classified its investment and mortgage-backed securities as "held to maturity" or "available for sale" since fiscal 1994 when it adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

(2) Patriot completed its initial public offering on December 1, 1995. Therefore, earnings per share and dividend payout ratio are not applicable for years prior to 1996.

(3) Special charge representing the special deposit insurance assessment levied against all SAIF member financial institutions by the FDIC to recapitalize its SAIF fund.

(4) All ratios are based on average monthly balances during the indicated periods. Return on average assets and return on average equity are calculated before the cumulative effect of change in method of accounting for income taxes.

(5) The average interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities and equity.

(6) The net interest margin represents net interest income as a percent of average interest-earning assets.

(7) For definitions and further information relating to regulatory capital requirements, see footnote 10 of the consolidated financial statements.

(8)  Non-performing assets consist of non-performing loans and real estate owned
     (REO). Non-performing loans consist of non-accrual and accruing loans 90 days or more overdue, while REO consists of real estate acquired through foreclosure and real estate acquired by acceptance of a deed in lieu of foreclosure.

(9)  Calculated prior to special charge.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

General. Patriot Bank Corp. and Subsidiaries (Patriot) reported net income of $1,975,000 or $.46 per share for the year ended December 31, 1996. This represents an increase of .66% over net income of $1,192,000 in 1995. Return on average equity and return on average assets were 3.71% and .48%, respectively, for 1996 compared to 5.40% and .50%, respectively, for 1995.

The 1996 results include a special after-tax charge of $836,000 ($1,338,000 before-tax) representing the special deposit insurance assessment levied against all SAIF member financial institutions by the FDIC to recapitalize its SAIF fund (see note 10 to the consolidated financial statements).

Excluding the special charge, Patriot reported core income of $2,811,000 or $.66 per share for the year ended December 31, 1996. This represents an increase of 136% over 1995. Return on average assets and return on average equity (both based upon core earnings) were .68% and 5.28%, respectively, for 1996 compared to .50% and 5.40%, respectively, for 1995.

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

Stock Dividend. On November 21, 1996, Patriot paid a special 20% stock dividend. For comparative purposes, per share amounts, as presented herein, have been adjusted to reflect the special 20% stock dividend.

Net Interest Income. Net interest income for 1996 was $12,092,000 compared to $7,619,000 in 1995. This represents an increase of 58% and is primarily due to an increase in average balances. Patriot's net interest margin (net interest income as a percentage of average interest-earning assets) was 3.01% in 1996 compared to 3.39% in 1995. Average balances increased throughout 1996 as Patriot leveraged the capital raised in the stock conversion. In addition to aggressive marketing of loan and deposit products, Patriot adopted a growth strategy pursuant to which it purchased investment and mortgage-backed securities and funded these purchases with borrowings. Most of the investment and mortgage-backed securities purchased either have short average lives (five years or less) or have adjustable rates.

Interest on loans was $18,429,000 for 1996 compared to $14,102,000 for 1995. The average balance of loans was $234,726,000 with an average yield of 7.85% compared to an average balance of $173,020,000 with an average yield of 8.15% for 1995. The increase in average balance is due to the aggressive marketing of residential mortgage loans and home equity loans during 1996. The decrease in average yield is primarily a result of an emphasis on short-term and adjustable-rate loans.

Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $11,049,000 for 1996 compared to $2,865,000 in 1995. The average balance of the investment portfolio was $165,159,000 with an average yield of 6.69% for 1996 compared to an average balance of $46,802,000 with an average yield of 6.12% for 1995. The increase in average balance and the increase in average yield was due to the purchase of investment and mortgage-backed securities to more fully leverage Patriot's capital.

Interest on total deposits was $9,895,000 for 1996 compared to $8,980,000 for 1995. The average balance of total deposits was $218,364,000 with an average cost of 4.53% for 1996 compared to an average balance of $196,498,000 with an average cost of 4.57% for 1995. The increase in average balance was the result of aggressive marketing of time and transaction-based deposit accounts, the opening of three new community banking offices and introduction of a jumbo deposit program late in 1996. The decrease in average yield was the result of an emphasis placed on transaction-based deposit accounts and lower rates offered on time deposits.

Interests on borrowings was $7,607,000 in 1996 compared to $569,000 in 1995. The average balance of borrowings was $136,200,000 with an average cost of 5.57% for 1996 compared to an average balance of $9,126,000 with an average cost of 6.23% for 1995. The increase in average balance was due to the use of borrowings to fund the growth in the balance sheet. The decrease in average cost was due to higher balances of short-term borrowings.

Spread Analysis. The following table sets forth Patriot's average balances and the yields on those balances for the years ended December 31, 1996, 1995 and 1994. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown, except where noted otherwise. The yields and costs include fees which are considered adjustments to yields.

                                                                      For the Year Ended December 31,
                                       --------------------------------------------------------------------------------------------
                                                    1996                          1995                         1994
                                       --------------------------------------------------------------------------------------------
                                       Average    Interest    Yield/  Average   Interest     Yield/  Average   Interest     Yield/
                                       Balance                 Rate    Balance                Rate   Balance                 Rate
                                       --------------------------------------------------------------------------------------------
                                                                             (In thousands)
Assets:
Interest-earning assets:
   Interest-earning deposits          $  3,207   $   116      3.62%  $  4,719   $   201      4.26%  $  6,327   $   174      2.75%
   Investment and mortgage-
     backed securities (1)             165,159    11,049      6.69     46,802     2,865      6.12     43,733     2,245      5.13
Loans receivable, net (2)              234,726    18,429      7.85    173,020    14,102      8.15    163,715    13,079      7.99
                                      --------   -------      ----   --------   -------      ----   --------   -------      ----
   Net interest-earning assets         403,092    29,594      7.34    224,541    17,168      7.65    213,775    15,498      7.25
Non-interest-earning assets              7,018      --         --       7,248       --        --       7,499      --         --
                                      --------   -------      ----   --------   -------      ----   --------   -------      ----
        Total assets                  $410,110   $29,594      7.22   $231,789   $17,168      7.41   $221,274   $15,498      7.00
                                      ========   =======      ----   ========   =======      ----   ========   =======      ----
Liabilities and Equity:
Interest-bearing liabilities:
   Savings deposits                   $ 82,354   $ 2,120      2.57   $ 78,004   $ 2,083      2.67%  $ 80,512   $ 1,799      2.23%
   Certificates                        136,010     7,775      5.72    118,494     6,897      5.82    111,996     5,963      5.32
                                      --------   -------      ----   --------   -------      ----   --------   -------      ----
     Total deposits                    218,364     9,895      4.53    196,498     8,980      4.57    192,508     7,762      4.03
   Borrowings                          136,200     7,607      5.57      9,126       569      6.23      6,991       363      5.19
                                      --------   -------      ----   --------   -------      ----   --------   -------      ----
     Total interest-bearing
       liabilities                     354,564    17,502      4.94    205,624     9,549      4.64    199,499     8,125      4.07
   Non-interest-bearing liabilities      2,300      --         --       4,069      --         --       3,816      --         --
                                      --------   -------      ----   --------   -------      ----   --------   -------      ----
     Total liabilities                 356,864    17,502      4.90    209,693     9,549      4.55    203,315     8,125      4.00
   Equity                               53,246      --         --      22,096      --         --      17,959      --         --
                                      --------   -------      ----   --------   -------      ----   --------   -------      ----
     Total liabilities and equity     $410,110   $17,502      4.27   $231,789   $ 9,549      4.12   $221,274   $ 8,125      3.67
                                      ========   =======      ----   ========   =======      ----   ========   =======      ----
Net interest rate spread (3)                                  2.95%                          3.29%                          3.33%
                                                              ====                           ====                           ====
Net interest margin (4)                                       3.01%                          3.39%                          3.45%
Ratio of interest-earning assets
    to interest-bearing liabilities     113.69%                        109.20%                        107.16%



(1) Includes securities available for sale and held to maturity and unamortized discounts and premiums.

(2) Amount is net of deferred loan fees, loans in process, discounts and premiums, and allowance for possible loan losses and includes non-performing loans for which the accrual of interest has been discontinued.

(3) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and equity.

(4) Net interest margin represents tax-equivalent net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table presents the extent to which net interest income changed due to changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities during the periods indicated. Information is provided in each category with respect to changes attributable to changes in rate (changes in rate multiplied by prior volume), and the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionally to the changes due to volume and the changes due to rate.


                                                Year Ended December 31, 1996      Year Ended December 31, 1995
                                                  Compared to Year Ended             Compared to Year Ended
                                                    December 31, 1995                   December 31, 1994
                                            ----------------------------------------------------------------------
                                                      (In thousands)                      (In thousands)
                                                    Increase (Decrease)                Increase (Decrease)
                                                          Due to                            Due to
                                            ----------------------------------------------------------------------
                                              Volume       Rate        Net       Volume       Rate         Net
                                            ----------------------------------------------------------------------
Interest-earning assets:
Interest-earning deposits                   $    (58)   $    (27)   $    (85)   $    (52)   $     79    $     27
Investment and mortgage-backed securities      7,894         290       8,184         170         450         620
Loans (1)                                      4,862        (535)      4,327         754         269       1,023
                                            --------    --------    --------    --------    --------    --------
   Total interest-earning assets              12,698        (272)     12,426         872         798       1,670
                                            --------    --------    --------    --------    --------    --------
Interest-bearing liabilities:
Deposits                                       1,117        (202)        915         300         918       1,218
Borrowings                                     7,103         (65)      7,038         124          82         206
                                            --------    --------    --------    --------    --------    --------
   Total interest-bearing liabilities          8,220        (267)      7,953         424       1,000       1,424
                                            --------    --------    --------    --------    --------    --------
Net change in net interest income           $  4,478    $     (5)   $  4,473    $   (448)   $   (202)   $    246
                                            ========    ========    ========    ========    ========    ========



(1) Includes non-accrual loans.

Provision for Possible Loan Losses. The provision for possible loan losses was $305,000 for 1996 compared to $60,000 for 1995. The increase in the provision is a reflection of the growth of Patriot's loan portfolio and the origination of commercial loans. See "Credit Quality" for a detailed discussion of Patriot's asset quality.

The following table sets forth the activity in the allowance for possible loan losses for the years indicated:

                                          At or for the Year Ended December 31,
                                    ------------------------------------------------
                                       1996     1995     1994      1993       1992
                                    ------------------------------------------------
                                                   (In thousands)

Allowance, beginning of year        $ 1,702   $ 1,720   $ 1,665   $ 1,450    $   749
Charge-offs:
        Residential                      13        76      --           3       --
        Commercial                       98      --        --        --          404
        Home equity and consumer         66         5         5      --           17
                                    -------   -------   -------   -------    -------
                Total charge-offs       177        81         5         3        421
                                    -------   -------   -------   -------    -------
Recoveries:
        Commercial                     --        --        --         217       --
        Home equity and consumer       --           3         4      --            7
                                    -------   -------   -------   -------    -------
                Total recoveries       --           3         4       217          7
                                    -------   -------   -------   -------    -------
Net charge-offs (recoveries)            177        78         1      (214)       414
Provision charged to operations         305        60        56         1      1,115
                                    -------   -------   -------   -------    -------
Allowance, end of year              $ 1,830   $ 1,702   $ 1,720   $ 1,665    $ 1,450
                                    =======   =======   =======   =======    =======

Net charge-offs (recoveries)
   to average loans                     .08%      .05%       --%     (.12)%      .22%
Allowance for loan losses
   as a percentage of
  year-end total loans                  .65%      .88%     1.01%     1.02 %      .73%


Non-Interest Income. Total non-interest income was $637,000 for 1996 compared to $518,000 for 1995. The increase was primarily due to mortgage banking gains recognized in 1996 and less of a net loss on the sale of investment and mortgage-backed securities in 1996 than in 1995, offset somewhat by less of a net gain on the disposition of real estate acquired through foreclosure.

Non-Interest Expense. Total non-interest expense was $9,198,000 for 1996 compared to $6,151,000 for 1995. The increase in non-interest expense was the result of increased salary and employee benefit costs and occupancy and equipment costs, both related to Patriot's expanded operations. Non-interest expense in 1996 also includes the special charge of $1,338,000 for the special deposit insurance assessment levied against all SAIF member financial institutions by the FDIC to recapitalize its SAIF fund. The ratio of non-interest expense (excluding the special charge) to average assets improved to 1.93% for 1996 compared to 2.65% for 1995. The improvement in the overhead ratio reflects Patriot's emphasis on managing costs while making long-term investments in staff, facilities, equipment and technology.

Income Tax Provision. The income tax provision was $1,251,000 for 1996 compared to $734,000 for 1995. The effective tax rate was 38.78% for 1996 compared to 38.11% for 1995.

FINANCIAL CONDITION

Loan Portfolio. Patriot's primary loan products are fixed-rate and adjustable-rate mortgage loans and home equity loans on existing owner-occupied residential real estate. Patriot also offers residential construction loans and other consumer loans. In 1996, Patriot began offering commercial loans concentrating on small businesses within Patriot's local markets. At December 31, 1996, Patriot's total loan portfolio was $280,184,000, substantially all of which was secured by real estate (primarily residential real estate), compared to a total loan portfolio of $194,250,000 at December 31, 1995. The increase in the loan portfolio was the result of aggressive marketing of residential mortgage loans and home equity loans during 1996 and the offering of commercial loans. During 1996, Patriot originated total loans of $130,674,000 compared to total loans originated in 1995 of $60,966,000.



The following table sets forth the composition of Patriot's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated:


                                                                       At December 31,
                          ---------------------------------------------------------------------------------------------------------
                                  1996                 1995                  1994                   1993                  1992
                          ---------------------------------------------------------------------------------------------------------
                                     Percent              Percent               Percent                Percent              Percent
                           Amount    of Total   Amount    of Total    Amount    of Total     Amount    of Total    Amount   of Total
                          ---------------------------------------------------------------------------------------------------------
                                                                       (In thousands)
  Residential mortgages   $192,518     68.13%  $131,352     66.86%   $108,203     63.41%   $ 108,116     66.13%   $133,216    67.22%
  Home equity               72,480     25.65     57,969     29.50      56,914     33.35       50,611     30.96      56,687    28.60
  Construction               3,210      1.14      1,712       .87         374       .22           44       .03         691      .35
  Commercial                11,822      4.18      3,288      1.67       3,760      2.20        4,431      2.71       7,137     3.60
  Other consumer loans       2,546       .90      2,159      1.10       1,391       .82          276       .17         452      .23
                          --------    ------   --------    ------    --------    ------      -------    ------    --------   ------
    Total loans, gross     282,576    100.00%   196,480    100.00%    170,642    100.00%     163,478    100.00%    198,183   100.00%
  Deferred loan fees        (2,392)              (2,230)               (1,668)                (1,949)               (2,346)
                          --------             --------              --------                -------              --------
    Total loans, net      $280,184             $194,250              $168,974              $ 161,529              $195,837
                          ========             ========              ========                =======              ========


Mortgage Lending. Patriot offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences, primarily owner-occupied, located in Patriot's primary market area.

Patriot generally underwrites its first mortgage loans in accordance with underwriting standards set by the Federal Home Loan Mortgage Corp. (FHLMC) and the Federal National Mortgage Association (FNMA). Patriot also offers construction loans to qualified borrowers for the construction of one- to four-family residences in Patriot's market area. These loans are underwritten in accordance with the same standards as Patriot's mortgages on existing properties, except the loans generally provide for disbursement in stages during a construction period of up to 12 months, during which period the borrower is required to make monthly payments of accrued interest on the outstanding loan balance.

Consumer Lending. Patriot offers variable rate (based upon prime rate) home equity lines of credit which extend credit lines based on an applicant's income and equity in the home. These lines are generally secured by single-family, owner-occupied residential properties. Patriot also offers fixed-rate home equity loans which are generally secured by single-family, owner-occupied residential properties. These loans are generally originated with terms from 1 to 15 years.

Patriot also offers a variety of consumer loans, which primarily consist of installment loans secured by automobiles, student loans, credit cards and other loans secured by deposit accounts. Patriot's consumer loans tend to have higher interest rates and shorter maturities than one- to four-family residential mortgage loans, but are considered to entail a greater risk of default than such loans.

Commercial Lending. In 1996, Patriot began offering commercial and commercial real estate loans. Patriot focuses on loans of $500,000 or less to small businesses operating within its local markets. Commercial loans are generally secured by real estate and personal guarantees. Prior to 1996, Patriot originated a limited number of commercial real estate and multi-family loans.

Credit Quality. Management and the Board of Directors perform a monthly review of all delinquent loans. The procedures taken by Patriot with respect to delinquencies vary depending on the nature of the loan and period of delinquency. When a borrower fails to make a required payment on a loan, Patriot takes a number of steps to have the borrower cure the delinquency and restore the loan to current status.

Patriot's Asset/Loan Review Committee reviews and classifies Patriot's assets periodically and at least quarterly and reports the results of its review to the Board of Directors. Patriot classifies assets in accordance with applicable regulations and management guidelines.

Patriot generally requires appraisals on an annual basis on foreclosed properties and, to the extent necessary, properties deemed to be in-substance foreclosures. Patriot generally conducts external inspections on foreclosed properties and properties deemed in-substance foreclosures on at least a quarterly basis.

Non-Accrual and Past-Due Loans. Patriot accrues interest on all loans until management determines that the collection of interest is doubtful. In no event does Patriot continue interest on loans contractually past due 90 days or more. Upon discontinuance of interest accrual, all unpaid accrued interest is reversed. Patriot had no restructured loans within the meaning of SFAS No. 15 and no potential problem loans within the meaning of the Securities and Exchange Commission Guide 3 at December 31, 1996. The following table sets forth information regarding non-performing assets:


                                                                  At December 31,
                                                    -----------------------------------------
                                                       1996    1995    1994     1993     1992
                                                    -----------------------------------------
                                                                   (In thousands)
Non-accrual loans:
Residential mortgages                                 $ 411   $ 494   $ 498  $   715  $   564
Commercial                                                6      10      16       65      788
Home equity and consumer                                151      77     215       92       69
                                                      -----   -----   -----  -------  -------
  Total                                                 568     581     729      872    1,421
REO                                                      74     195     265      548      673
                                                      -----   -----   -----  -------  -------
  Total non-performing assets                         $ 642   $ 776   $ 994  $ 1,420  $ 2,094
                                                      =====   =====   =====  =======  =======

Allowance for possible loan losses as a percent
  of loans receivable                                   .65%    .88%   1.01%    1.02%     .73%
Allowance for possible loan losses as a percent
  of total non-performing loans                      321.94  292.94  235.94   190.94   102.04
Non-performing loans as a percent of total
  loans receivable                                      .20     .30     .43      .53      .72
Non-performing assets as a percent of total assets      .12     .29     .45      .64      .86

Allowance for Possible Loan Losses. The adequacy of the allowance for possible loan losses is based on management's evaluation of the risks inherent in its loan portfolio and the general economy. Management makes a quarterly determination as to an appropriate provision from earnings necessary to maintain an allowance for loan losses that is adequate to cover estimated losses with respect to loans receivable which are deemed probable and estimable based on information currently known to management. The amount charged to earnings is based upon several factors, including a continuing review of delinquent, classified and non-accrual loans, large loans, and overall portfolio quality, regular examination and review of the loan portfolio by regulatory authorities, analytical review of loan charge-off experience, delinquency rates, other relevant historical and peer statistical ratios, and management's judgment with respect to local and general economic conditions and their impact on the existing loan portfolio. Although management believes the allowance is adequate to protect against future losses arising out of its existing loan portfolio, actual losses are dependent on future events and, as such, further additions to the allowance may be necessary. Patriot will continue to monitor and modify its allowance for loan losses as conditions dictate.


The following table sets forth management's allocation of the allowance for possible loan losses at the dates indicated:

                                                                                       At December 31,
                                1996                           1995                          1994
                    --------------------------------------------------------------------------------------------
                                         Percent of                   Percent of                     Percent of
                            Percent of    Loans in         Percent of  Loans in          Percent of   Loans in
                            Allowance       Each           Allowance     Each            Allowance      Each
                               to         Category            to       Category             to        Category
                              Total       to Total           Total     to Total            Total      to Total
                    Amount  Allowance      Loans   Amount  Allowance    Loans    Amount  Allowance      Loans
                    --------------------------------------------------------------------------------------------
                                                                                       (In thousands)
                    --------------------------------------------------------------------------------------------
Residential
 mortgages          $  895   48.87%      69.27%    $1,265   74.32%     67.73%    $1,212   70.47%      63.63%
Commercial             261   14.28        4.18         33    1.94       1.67         52    3.02        2.20
Home equity
 and consumer          674   36.85       26.55        404   23.74      30.60        456   26.51       34.17
                    ------  ------       ------    ------  ------     ------     ------  ------      ------
 Total valuation
 allowances         $1,830  100.00%     100.00%    $1,702  100.00%    100.00%    $1,720  100.00%     100.00%
                    ======  ======      ======     ======  ======     ======     ======  ======      ======






                                1993                          1992
                    --------------------------------------------------------------
                                        Percent of                     Percent of
                            Percent of   Loans in          Percent of   Loans in
                            Allowance     Each              Allowance    Each
                               to       Category               to      Category
                              Total     to Total              Total    to Total
                    Amount  Allowance     Loans    Amount   Allowance    Loans
                    --------------------------------------------------------------

                    --------------------------------------------------------------
Residential
 mortgages          $1,193   71.65%      66.16%    $  640   44.13%      67.57%
Commercial              59    3.54        2.71        313   21.59        3.60
Home equity
 and consumer          413   24.81       31.13        497   34.28       28.83
                    ------  ------      ------     ------  ------      ------
 Total valuation
 allowances         $1,665  100.00%     100.00%    $1,450  100.00%     100.00%
                    ======  ======      ======     ======  ======      ======


Cash and Cash Equivalents. Cash and cash equivalents at December 31, 1996 were $6,853,000 compared to $18,556,000 at December 31, 1995. The decrease in cash and cash equivalents was primarily due to a portion of the proceeds from the stock conversion deposited temporarily in an interest-earning account at December 31, 1995.

Investment and Mortgage-Backed Securities. Investment securities consist of U.S. Treasury and government agency securities, corporate debt and equity securities. Mortgage-backed securities consist of securities generally insured by either the FHLMC, FNMA or the Government National Mortgage Association (GNMA). Collateralized mortgage obligations consist of securities issued by the FHLMC, FNMA or private issuers.

Total investment and mortgage-backed securities at December 31, 1996 were $231,858,000 compared to $51,563,000 at December 31, 1995. The increase in investment and mortgage-backed securities was due to the purchase of investment and mortgage-backed securities pursuant to Patriot's leveraging strategy.

The following table sets forth certain information regarding the amortized cost and market value of investment and mortgage-backed securities at the dates indicated:


                                                                      At December 31,
                                             ---------------------------------------------------------------
                                                    1996                   1995                  1994
                                             Amortized   Market     Amortized  Market    Amortized   Market
                                               Cost      Value        Cost     Value       Cost      Value
                                             ---------------------------------------------------------------
                                                                      (In thousands)
  Available for sale:
   Investment securities:
     U.S. Treasury and government
       agency securities                     $  5,023   $  4,990    $ 7,105    $ 7,175    $ 3,734    $ 3,648
     Corporate securities                          --         --      1,019      1,046         --         --
     Equity securities                         23,797     24,492      1,914      1,914      1,845      1,845
   Mortgage-backed securities:
     FHLMC                                     14,582     14,709     12,179     12,258     16,037     15,427
     FNMA                                      25,118     25,124     17,709     17,755      6,202      5,894
     GNMA                                      14,498     14,751      5,463      5,539      3,937      3,811
   Collateralized mortgage obligations:
     FHLMC                                     37,928     37,639      1,964      1,959      2,522      2,400
     FNMA                                      31,654     31,502         --         --         --         --
     Other                                      5,976      5,941         --         --         --         --
                                             --------   --------    -------    -------    -------    -------
     Total investment and mortgage-backed
       securities available for sale         $158,576   $159,148    $47,353    $47,646    $34,277    $33,025
                                             ========   ========    =======    =======    =======    =======
   Held to maturity:
    Investment securities:
      U.S. Treasury and government
        agency securities                    $  1,911   $  1,892    $ 2,414    $ 2,397    $ 7,665    $ 7,183
      Corporate securities                      2,506      2,533      1,503      1,566      1,004        933
    Collateralized mortgage obligations:
      Other                                    68,293     68,297         --         --         --         --
                                             --------   --------    -------    -------    -------    -------
      Total investment and mortgage-backed
        securities held to maturity          $ 72,710   $ 72,722    $ 3,917    $ 3,963    $ 8,669    $ 8,116
                                             ========   ========    =======    =======    =======    =======



Effective January 1, 1994, Patriot adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires management to classify investments in equity securities that have readily determinable fair values and all investments in debt securities as either held to maturity and reported at amortized cost, available for sale and reported at fair value with unrealized gains and losses reported in a separate component of stockholders' equity, or trading securities and reported at fair value with unrealized gains and losses included in earnings. Effective January 1, 1994, Patriot adopted SFAS No. 115 and classified $3,341,000 of investment and mortgage-backed securities as held to maturity, $31,095,000 of investment and mortgage-backed securities as available for sale and no securities as trading securities. The adoption of SFAS No. 115 resulted in a $92,000 increase to stockholders' equity.

On November 15, 1995, the Financial Accounting Standards Board issued a special report entitled "A Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities." This guide allows enterprises to reassess the appropriateness of the classification of all securities held. A one-time reassessment can be made on one day between November 15, 1995 and December 31, 1995. Reclassifications from the held to maturity category that result from this one-time reassessment will not call into question the intent of an enterprise to hold other debt and equity securities to maturity in the future. Based on this special report, Patriot reclassified $6,000,000 of securities from held to maturity to available for sale. The transfer was made at fair value and resulted in an estimated unrealized loss of $59,000 and a decrease in stockholders' equity of $39,000 based on current market values.

Other Assets. Premises and equipment at December 31, 1996 were $7,724,000 compared to $3,540,000 at December 31, 1995. The increase was due to the opening of four new banking offices, investments in technology and renovations to Patriot's headquarters. Accrued interest receivable at December 31, 1996 was $2,649,000 compared to $1,205,000 at December 31, 1995. The increase is consistent with the growth in the loan and investment portfolios. Real estate owned at December 31, 1996 was $74,000 compared to $195,000 at December 31, 1995. The decrease in real estate owned was due to the disposition of foreclosed assets.

Deposits. Deposits are generally attracted from within Patriot's primary market area through the offering of various deposit instruments, including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Patriot also began soliciting jumbo deposits from various sources in late 1996.

Total deposits at December 31, 1996 were $239,514,000 compared to $201,618,000 at December 31, 1995. The increase was primarily the result of aggressive marketing of time and transaction-based deposit accounts and the introduction of a jumbo deposit program.


The following table sets forth the distribution of average deposit accounts for the periods indicated and the weighted average yield on each category of deposit presented:



                                                                  For the Year Ended December 31,
                               ----------------------------------------------------------------------------------------------------
                                            1996                               1995                               1994
                                           Percent                            Percent                            Percent
                                           of Total  Weighted                 of Total  Weighted                 of Total  Weighted
                               Average     Average   Average    Average       Average   Average    Average       Average   Average
                               Balance     Deposits  Yield      Balance       Deposits  Yield      Balance       Deposits  Yield
                               ----------------------------------------------------------------------------------------------------
                                                                          (In thousands)
  Money market deposits        $ 33,829     15.49%   4.02%      $ 27,512       14.00%   3.95%      $ 24,268       12.61%   2.58%
  Passbook deposits              27,444     12.57    2.38         32,059       16.32    2.19         37,182       19.31    2.35
  NOW deposits                   17,502      8.02     .58         16,685        8.49    1.65         16,848        8.75    1.72
  Demand deposits                 3,579      1.64      --          1,748         .89      --          2,212        1.15      --
  Certificates of deposit       136,010     62.28    5.72        118,494       60.30    5.82        111,998       58.18    5.32
                               --------    ------    ----       --------      ------    ----       --------      ------    ----
    Total                      $218,364    100.00%   4.53%      $196,498      100.00%   4.57%      $192,508      100.00%   4.03%
                               ========    ======    ====       ========      ======    ====       ========      ======    ====

Borrowings. Patriot utilizes borrowings as a source of funds for its growth strategy and its asset/liability management. Patriot is eligible to obtain advances from the Federal Home Loan Bank (FHLB) upon the security of the FHLB common stock it owns and certain of its residential mortgages and mortgage-backed securities, provided certain standards related to creditworthiness have been met. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. Patriot also uses repurchase agreements to supplement its borrowings from the FHLB.

The following table presents certain information regarding borrowed funds:


                                                               At December 31,
                                   --------------------------------------------------------------------
                                            1996                     1995                     1994
                                   --------------------------------------------------------------------
                                                               (In thousands)

                                                Average                  Average                 Average
                                   Balance       Rate        Balance      Rate        Balance     Rate
                                   --------------------------------------------------------------------
  FHLB advances                    $210,000      5.64%       $10,000      5.82%       $10,000      6.61%
  Repurchase agreements              21,595      6.22             --        --             --        --
                                   --------      ----        -------      ----        -------      ----
    Total borrowings outstanding   $231,595      5.70%       $10,000      5.82%       $10,000      6.61%
                                   ========      ====        =======      ====        =======      ====

  Short-term                       $145,595      5.73%       $10,000      5.82%       $10,000      6.61%
  Long-term                          86,000      5.65             --        --             --        --
                                   --------      ----        -------      ----        -------      ----
    Total borrowings outstanding   $231,595      5.70%       $10,000      5.82%       $10,000      6.61%
                                   ========      ====        =======      ====        =======      ====


Stockholders' Equity. Total stockholders' equity was $53,117,000 at December 31, 1996 compared to $54,110,000 at December 31, 1995. The decrease was a result of the repurchase of common stock offset somewhat by the retention of earnings.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity. Patriot's primary sources of funds are deposits, principal and interest payments on loans, principal and interest payments on investment and mortgage-backed securities, FHLB advances and repurchase represents. While maturities and scheduled amortization of loans and investment and mortgage-backed securities are predictable sources of funds, deposit inflows and loan and mortgage-backed security prepayments are greatly influenced by economic conditions, general interest rates and competition. Therefore, Patriot manages its balance sheet to provide adequate liquidity based upon various economic, interest rate and competitive assumptions and in light of profitability measures.

Patriot Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in cash and U.S. Treasury and other qualifying investments. Regulations currently in effect require Patriot Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. These levels are changed from time to time by the Office of Thrift Supervision (OTS) to reflect economic conditions. Patriot Bank's liquidity ratio at December 31, 1996 was 5.02%.

During 1996, significant liquidity was provided by financing activities, particularly borrowings and deposit growth. Maturities and the sale of investment and mortgage-backed securities also provided significant liquidity during 1996. The funds provided by these activities were reinvested in new loans and investment and mortgage-backed securities to maintain an appropriate liquidity position.

At December 31, 1996, Patriot had outstanding loan commitments of $18,996,000. Patriot anticipates that it will have sufficient funds to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1996 totalled $81,397,000. Based upon historical experience, Patriot expects that substantially all of the maturing certificates of deposit will be retained at maturity.

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

At December 31, 1996, Patriot Bank was classified as well capitalized and was in compliance with all capital requirements. The following table sets forth the capital ratios of Patriot Bank Corp., Patriot Bank and the current regulatory requirements at December 31, 1996:


                                                Patriot Bank Corp.      Patriot Bank    Requirement
---------------------------------------------------------------------------------------------------
Tangible capital to tangible assets                   9.97%                 6.42%          1.50%
Leverage (core) capital to tangible assets            9.97                  6.42           3.00
Leverage (core) capital to risk-adjusted assets      20.28                 12.89           4.00
Risk-based capital to risk-adjusted assets           20.98                 13.63           8.00

MANAGEMENT OF INTEREST RATE RISK

The principal objective of Patriot's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the appropriate level of risk given Patriot's business focus, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board-approved guidelines. Through such management, Patriot seeks to reduce the vulnerability of its net interest income to changes in interest rates. Patriot monitors its interest rate risk as such risk relates to its operating strategies. Patriot's Board of Directors has established an Asset/Liability Committee comprised of senior management, which is responsible for reviewing its asset/liability and interest rate position and making decisions involving asset/liability considerations. The Asset/Liability Committee meets regularly and reports trends and Patriot's interest rate risk position to the Board of Directors.

Patriot utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. Income simulation considers not only the impact of changing market interest rates on forecasted net interest income, but also other factors such as yield curve relationships, the volume and mix of assets and liabilities, customer preferences and general market conditions.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap theoretically would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap position would theoretically tend to result in an increase in net interest income while a positive gap would tend to affect net interest income adversely.

Patriot has a significant amount of its earning assets invested in fixed-rate mortgage loans and fixed-rate mortgage-backed securities with contractual maturities greater than one year. Patriot has initiated several actions designed to control its level of interest rate risk. These actions include increasing the percentage of the loan portfolio consisting of short-term and adjustable-rate mortgage loans through increased originations of these loans, acquiring short-term and adjustable-rate mortgage-backed securities, and undertaking to lengthen the maturities of deposits and borrowings. Based upon the assumptions used in the following table, at December 31, 1996, Patriot's total interest-bearing liabilities maturing or repricing within one year exceeded its total net interest-earning assets maturing or repricing in the same time period by $41,935,000, representing a one-year cumulative "gap," as defined above, as a percentage of total assets of negative 7.92%.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1996, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 1996, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.


                                                                            At December 31, 1996
                                         ---------------------------------------------------------------------------------------
                                         3 Months    3 Months to  6 Months to    1 Year to    3 Years to    More than
                                          or Less      6 Months      1 Year       3 Years       5 Years      5 Years      Total
                                         ---------------------------------------------------------------------------------------
                                                                              (In thousands)

Interest-earning assets (1):
Interest-earning deposits                $   4,856     $     --     $     --      $     --      $    --     $     --    $  4,856
Investment and mortgage-
  backed securities, net (2) (5)            75,320       14,322       19,741        30,540       16,824       75,111     231,858
Loans receivable, net (3) (5)               33,728       14,738       47,353        51,296       39,813       91,426     278,354
                                         ---------     --------     --------     ---------     --------     --------    --------
  Total interest-earning assets            113,904       29,060       67,094        81,836       56,637      166,537     515,068
Non-interest-earning assets                     --           --           --            --           --       14,097      14,097
  Total assets                             113,904       29,060       67,094        81,836       56,637      180,634     529,165
                                         ---------     --------     --------     ---------     --------     --------    --------
Interest-bearing liabilities:
Money market and
  savings accounts (6)                      22,661          780        1,560        12,861       14,439        8,823      61,124
Demand and NOW accounts (6)                     --           --           --         3,966        2,854       14,454      21,274
Certificates of deposit                     21,382       28,444       31,571        58,966        6,215       10,538     157,116
Borrowings                                 130,595       10,000        5,000        61,000       25,000           --     231,595
                                         ---------     --------     --------     ---------     --------     --------    --------
  Total interest-bearing liabilities       174,638       39,224       38,131       136,793       48,508       33,815     471,109
Non-interest-bearing liabilities                --           --           --            --           --        4,939       4,939
Equity                                          --           --           --            --           --       53,117      53,117
                                         ---------     --------     --------     ---------     --------     --------    --------
  Total liabilities and equity             174,638       39,224       38,131       136,793       48,508       91,871     529,165
                                         ---------     --------     --------     ---------     --------     --------    --------
Interest sensitivity gap (4)             $ (60,734)    $(10,164)    $ 28,963     $ (54,957)    $  8,129     $ 88,763    $     --
                                         =========     ========     ========     =========     ========     ========    ========
Cumulative interest
  sensitivity gap                        $ (60,734)    $(70,898)    $(41,935)    $ (96,892)    $(88,763)    $     --
                                         =========     ========     ========     =========     ========     ========
Cumulative interest
  sensitivity gap as a
  percent of total assets                   (11.48)%     (13.40)%      (7.92)%      (18.31)%     (16.77)%         --%
Cumulative net interest-earning
  assets as a percent of
  cumulative interest-bearing
  liabilities                                65.22 %      66.85 %      83.36 %       75.08 %      79.70%      109.33%


(1) Interest-earning assets are included in the period in which the balances are expected to be repaid and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.

(2) Includes investment and mortgage-backed securities available for sale and held to maturity.

(3) For purposes of the gap analysis, loans receivable includes non-performing loans and is reduced for the allowance for possible loan losses, and unamortized discounts and deferred loan fees.

(4) Interest sensitivity gap represents the difference between total interest-earning assets and total interest-bearing liabilities.

(5) Annual prepayment rates for loans and mortgage-backed securities range from 8% to 30%.

(6) Money market and savings accounts, and NOW accounts are assumed to have decay rates between 9% and 46% annually and have been estimated based upon a historic analysis of core deposit trends.

The following table presents selected quarterly consolidated financial data:



                                                                               Three Months Ended
                                               ---------------------------------------------------------------------------------
                                               Dec. 31,   Sept. 30,  June 30,  March 31,  Dec. 31, Sept. 30, June 30,  March 31,
                                                1996        1996       1996      1996      1995      1995      1995      1995
                                               ---------------------------------------------------------------------------------
                                                                     (In thousands, except per share data)

  Total interest income                        $9,102      $8,424     $6,862    $5,206    $4,812    $4,308    $4,079    $3,969
  Total interest expense                        5,855       5,194      3,867     2,586     2,662     2,475     2,280     2,132
                                               ------      ------     ------    ------    ------    ------    ------    ------
    Net interest income                         3,247       3,230      2,995     2,620     2,150     1,833     1,799     1,837
  Provision for possible loan losses              100          90         80        35        15        15        15        15
                                               ------      ------     ------    ------    ------    ------    ------    ------
    Net interest income after pro-
      vision for possible loan losses           3,147       3,140      2,915     2,585     2,135     1,818     1,784     1,822
  Other income                                    257         128        131       121       134       144       153        87
  Other expenses                                2,145       3,381      1,928     1,744     1,922     1,397     1,454     1,378
                                               ------      ------     ------    ------    ------    ------    ------    ------
  Income before income taxes                    1,259        (113)     1,118       962       347       565       483       531
  Income tax provision                            452         (20)       440       379       131       222       180       201
                                               ------      ------     ------    ------    ------    ------    ------    ------
    Net income                                 $  807      $  (93)    $  678    $  583    $  216    $  343    $  303    $  330
                                               ======      ======     ======    ======    ======    ======    ======    ======

Earnings per share                               .189       (.025)      .158      .142
Dividends per share                              .080        .067       .050      .016

Market Prices - High                           $13.86      $12.70     $10.94    $10.83    $10.94
                Low                            $12.08      $10.52     $10.42    $10.20    $ 8.33


RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

General. Patriot reported net income of $1,192,000 for the year ended December 31, 1995. This represents an increase of .70% over net income of $1,184,000 in 1994. Return on average equity and return on average assets were 5.40% and .50%, respectively, for 1995 compared to 6.59% and .54%, respectively, for 1994.

Net Interest Income. Net interest income for 1995 was $7,619,000 compared to $7,373,000 in 1994. This represents an increase of 3.34% and is primarily due to an increase in average balances. Patriot's average interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) was 3.01% in 1995 compared to 3.18% in 1994.

Interest on loans was $14,102,000 for 1995 compared to $13,079,000 for 1994. The average balance of loans was $173,020,000 with an average yield of 8.15% compared to an average balance of $163,715,000 with an average yield of 7.99% for 1994. The increase in average balance is due to the aggressive marketing of residential mortgage loans and home equity loans during 1995. The increase in average yield is primarily a result of higher overall interest rates offset somewhat by more competitive pricing.

Interest on investment and mortgage-backed securities was $2,865,000 for 1995 compared to $2,245,000 in 1994. The average balance of the investment portfolio was $46,802,000 with an average yield of 6.12% for 1995 compared to an average balance of $43,733,000 with an average yield of 5.13% for 1994. The increase in average balance was primarily the result of the investment of net proceeds from the stock conversion which was completed on December 1, 1995. The increase in average yield was due to higher overall interest rates.

Interest on total deposits was $8,980,000 for 1995 compared to $7,762,000 for 1994. The average balance of total deposits was $196,498,000 with an average cost of 4.57% for 1995 compared to an average balance of $192,508,000 with an average cost of 4.03% for 1994. Only moderate deposit growth was pursued in 1995 in anticipation of the funding provided by the conversion. The increase in average yield on total deposits was primarily the result of higher overall interest rates and a small change in deposit composition toward higher yielding products.

Interest on borrowings was $569,000 in 1995 compared to $363,000 in 1994. The average balance of borrowings was $9,126,000 with an average cost of 6.23% for 1995 compared to an average balance of $6,991,000 with an average cost of 5.19% for 1994. The increase in average balance was due to the use of borrowings to fund the growth in the balance sheet. The increase in the cost of borrowings was the result of higher overall interest rates.

Provision for Possible Loan Losses. The provision for possible loan losses was $60,000 for 1995 compared to $56,000 for 1994. The amount of the provision reflected Patriot's high asset quality, low level of delinquencies and low level of nonperforming assets.

Non-lnterest Income. Total non-interest income was $518,000 for 1995 compared to $674,000 for 1994. The decrease was due to a gain in 1994 of $183,000 on the disposition of real estate acquired through foreclosure compared to a gain of $96,000 in 1995, and a non-recurring loss of $97,000 on the sale of certain investment and mortgage-backed securities in 1995.

Non-lnterest Expense. Total non-interest expense was $6,151,000 for 1995 compared to $6,090,000 for 1994. The increase in non-interest expense was the result of the recognition of $387,000 of expenses related to Patriot's Employee Stock Ownership Plan offset somewhat by other operating efficiencies and cost-saving efforts. The ratio of non-interest expense to average assets was 2.65% for 1995 compared to 2.75% for 1994. The improvement in the overhead ratio reflects Patriot's emphasis on managing costs.

Income Tax Provision. The income tax provision was $734,000 for 1995 compared to $717,000 for 1994. The effective tax rate was 38.11% for 1995 compared to 37.72% for 1994.





Report of Independent Certified Public Accountants


Board of Directors
Patriot Bank Corp.

We have audited the accompanying consolidated statements of financial position of Patriot Bank Corp. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of Patriot Bank Corp.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patriot Bank Corp. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, Patriot Bank Corp. changed its method of accounting for certain investments in debt and equity securities in 1994.


Grant Thornton, LLP
Philadelphia, Pennsylvania
January 23, 1997

Patriot Bank Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share data)

                                                                                                               December 31,
                                                                                                      -----------------------------
                                                                                                         1996                 1995
                                                                                                      -----------------------------
Assets
Cash and due from banks                                                                               $  1,997             $  2,878
Interest-earning deposits in other financial institutions                                                4,856               15,678
                                                                                                      --------             --------
  Total cash and cash equivalents                                                                        6,853               18,556

Investment and mortgage-backed securities available for sale --
  at market value                                                                                      159,148               47,646
Investment and mortgage-backed securities held to maturity
  (market value of $72,722 and $3,963 at December 31,
  1996 and 1995, respectively)                                                                          72,710                3,917
Loans receivable                                                                                       280,184              194,250
Allowance for possible loan losses                                                                      (1,830)              (1,702)
Premises and equipment, net                                                                              7,724                3,450
Accrued interest receivable                                                                              2,649                1,205
Real estate owned                                                                                           74                  195
Other assets                                                                                             1,653                1,352
                                                                                                      --------             --------
  Total assets                                                                                        $529,165             $268,869
                                                                                                      ========             ========
Liabilities and stockholders' equity
Deposits                                                                                              $239,514             $201,618
Borrowings                                                                                             231,595               10,000
Advances from borrowers for taxes and insurance                                                          2,499                1,778
Other liabilities                                                                                        2,440                1,363
                                                                                                      --------             --------
  Total liabilities                                                                                    476,048              214,759
                                                                                                      --------             --------
Preferred stock, $0.01 par value, 2,000,000 shares authorized,
  none issued at December 31, 1995 and 1996, respectively                                                 --                   --
Common stock, $0.01 par value, 10,000,000 shares authorized,
  4,683,594 and 3,769,125 shares issued at December 31,
  1996 and 1995, respectively                                                                               47                   38
Additional paid-in capital                                                                              49,014               36,700
Common stock acquired by ESOP, 308,513 and 271,377
  shares at cost at December 31, 1996 and 1995, respectively                                            (2,571)              (2,714)
Common stock acquired by MRP, 160,644 shares at amortized
  cost at December 31, 1996                                                                             (1,538)                --
Retained earnings                                                                                       10,357               19,893
Treasury stock, 226,147 shares at cost at December 31, 1996                                             (2,517)                --
Net unrealized gain on investment and mortgage-backed
  securities available for sale, net of taxes                                                              325                  193
                                                                                                      --------             --------
  Total stockholders' equity                                                                            53,117               54,110
                                                                                                      --------             --------
  Total liabilities and stockholders' equity                                                          $529,165             $268,869
                                                                                                      ========             ========


The accompanying notes are an integral part of these statements.

Patriot Bank Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(in thousands)

                                                                                                   Year ended December 31,
                                                                                       ---------------------------------------------
                                                                                         1996               1995              1994
                                                                                       ---------------------------------------------
Interest income
  Interest-earning deposits                                                            $   116            $   201            $   174
  Investment and mortgage-backed securities                                             11,049              2,865              2,245
  Loans                                                                                 18,429             14,102             13,079
                                                                                       -------            -------            -------
    Total interest income                                                               29,594             17,168             15,498
                                                                                       -------            -------            -------
Interest expense
  Deposits                                                                               9,895              8,980              7,762
  Borrowings                                                                             7,607                569                363
                                                                                       -------            -------            -------
    Total interest expense                                                              17,502              9,549              8,125
                                                                                       -------            -------            -------
    Net interest income before provision for
      possible loan losses                                                              12,092              7,619              7,373

  Provision for possible loan losses                                                       305                 60                 56
                                                                                       -------            -------            -------
    Net interest income after
      provision for loan losses                                                         11,787              7,559              7,317
                                                                                       -------            -------            -------
Non-interest income
  Service fees, charges and other operating income                                         526                519                491
  Gains on sale of real estate acquired through
    foreclosure                                                                             16                 96                183
  Loss on sale of investment and mortgage-backed
    securities                                                                             (28)               (97)                --
  Mortgage banking gains                                                                   123                 --                 --
                                                                                       -------            -------            -------
    Total non-interest income                                                              637                518                674
                                                                                       -------            -------            -------
Non-interest expense
  Salaries and employee benefits                                                         4,324              3,048              2,913
  Occupancy and equipment                                                                  978                658                704
  Federal deposit insurance premiums                                                     1,814                439                455
  Data processing                                                                          373                258                261
  Advertising                                                                              397                226                173
  Deposit processing                                                                       253                236                234
  Other operating expenses                                                               1,059              1,286              1,350
                                                                                       -------            -------            -------
    Total non-interest expense                                                           9,198              6,151              6,090
                                                                                       -------            -------            -------
    Income before income taxes                                                           3,226              1,926              1,901

  Income taxes                                                                           1,251                734                717
                                                                                       -------            -------            -------
    Net income                                                                         $ 1,975            $ 1,192            $ 1,184
                                                                                       =======            =======            =======
  Earnings per share                                                                   $ 0.464
                                                                                       =======
  Dividends per share                                                                  $ 0.213
                                                                                       =======

The accompanying notes are an integral part of these statements.

Patriot Bank Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 1996, 1995 and 1994
(in thousands)

                                                                                                               Unrealized
                                                                                                                 gains
                                                                                                              (losses) on
                                                         Additional                                            securities
                                     Number of   Common   paid-in                      Retained      Treasury   available
                                       shares     stock   capital     ESOP      MRP    earnings       stock      for sale    Total
                                     ----------------------------------------------------------------------------------------------
  Balance at January 1, 1994                --   $    --  $    --  $     --  $     --  $17,517     $     --     $    --     $17,517
   Cumulative effect of
     change in accounting
     for investment
     securities at
     January 1, 1994,
     net of taxes                           --        --       --        --        --        --          --         (92)        (92)
   Change in unrealized
     losses on securities
     available for sale,
     net of taxes                           --        --       --        --        --        --          --        (741)       (741)
   Net income                               --        --       --        --        --     1,184          --          --       1,184
                                       -------   -------  -------  --------  --------   -------    --------     -------     -------
  Balance at December 31, 1994              --        --       --        --        --    18,701          --        (833)     17,868

   Shares issued upon
     conversion                          3,769        38   36,614        --        --        --          --          --      36,652
   Common stock acquired
     by ESOP                              (301)       --       --    (3,015)       --        --          --          --      (3,015)
   Release of ESOP shares                   30        --       86       301        --        --          --          --         387
   Change in unrealized gains
     on securities available
     for sale, net of taxes                 --        --       --        --        --        --          --       1,026       1,026
   Net income                               --        --       --        --        --     1,192          --          --       1,192
                                       -------   -------  -------  --------  --------   -------    --------     -------     -------
  Balance at December 31, 1995           3,498        38   36,700    (2,714)       --    19,893          --         193      54,110

   Common stock issued                     134         1    1,731        --        --        --          --          --       1,732
   Common stock acquired
     by MRP                               (134)       --       --        --    (1,732)       --          --          --      (1,732)
   Amortization of MRP                      --        --       --        --       194        --          --          --         194
   Treasury stock purchased               (188)       --       --        --        --        --      (2,517)         --      (2,517)
   Stock dividend                          661         8   10,530        --        --   (10,538)         --          --          --
   Release of ESOP shares                   17        --       53       143        --        --          --          --         196
   Change in unrealized gains
     on securities available
     for sale, net of taxes                 --        --       --        --        --        --          --         132         132
   Net income                               --        --       --        --        --     1,975          --          --       1,975
   Cash dividends paid                      --        --       --        --        --      (973)         --          --        (973)
                                       -------   -------  -------  --------  --------   -------    --------     -------     -------
   Balance at December 31, 1996          3,988   $    47  $49,014  $ (2,571) $ (1,538) $ 10,357    $ (2,517)    $   325     $53,117
                                       =======   =======  =======  ========  ========  ========    ========     =======     =======

The accompanying notes are an integral part of these statements.

Patriot Bank Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                                 Year ended December 31,
                                                                                       ------------------------------------------
                                                                                            1996             1995            1994
                                                                                       ------------------------------------------
  Operating activities
    Net income                                                                         $   1,975        $   1,192       $   1,184
    Adjustments to reconcile net income to
        net cash provided by operating activities
      Amortization and accretion of:
        Deferred loan origination fees                                                      (464)            (460)           (605)
        Premiums and discounts                                                               (39)             (71)            (88)
        MRP shares                                                                           194               --              --
      Provision for possible loan losses                                                     305               60              56
      Release of ESOP shares                                                                 196              387              --
      Loss on sale of investment and mortgage-backed securities                               28               97              --
      Gain on sale of real estate owned                                                      (16)             (96)           (183)
      Depreciation of premises and equipment                                                 259              187             242
      Deferred income tax (benefit) expense                                                 (277)              96             159
      Increase in accrued interest receivable                                             (1,444)             (29)           (186)
      Increase in other assets                                                               (71)            (315)            235
      Increase (decrease) in other liabilities                                             1,077              (39)           (360)
                                                                                       ---------        ---------       ---------
        Net cash provided by operating activities                                          1,723            1,009             454
                                                                                       ---------        ---------       ---------
  Investing activities
    Loan originations and principal payments on loans, net                               (85,643)         (25,309)         (6,900)
    Proceeds from the sale of investment and mortgage-
      backed securities -- available for sale                                              3,918           10,249              --
    Proceeds from the maturity of investment and
      mortgage-backed securities-- available for sale                                     16,784            5,289             344
    Proceeds from the maturity of investment and
      mortgage-backed securities-- held to maturity                                        5,625               --           6,819
    Purchase of investment and mortgage-backed securities-- available for sale          (132,012)         (22,450)         (9,079)
    Purchase of investment and mortgage-backed securities-- held to maturity             (74,418)          (1,251)         (6,515)
    Proceeds from sale of loans                                                               --               --              57
    Proceeds from sale of real estate owned                                                  131              398             466
    Purchase of premises and equipment                                                    (4,533)             (95)           (184)
                                                                                       ---------        ---------       ---------
        Net cash used in investing activities                                           (270,148)         (33,169)        (14,992)
                                                                                       ---------        ---------       ---------
  Financing activities
    Net increase (decrease) in deposits                                                   37,896           11,680          (8,938)
    Net proceeds from short-term borrowings                                              135,595               --           8,000
    Net proceeds from long-term borrowings                                                86,000               --              --
    Increase (decrease) in advances from borrowers for taxes and insurance                   721              (49)             87
    Net proceeds from stock conversion                                                        --           33,637              --
    Cash paid for dividends                                                                 (973)              --              --
    Purchase of treasury stock                                                            (2,517)              --              --
                                                                                       ---------        ---------       ---------
        Net cash provided by (used in) financing activities                              256,722           45,268            (851)
        Net (decrease) increase in cash and cash equivalents                             (11,703)          13,108         (15,389)
    Cash and cash equivalents at beginning of year                                        18,556            5,448          20,837
                                                                                       ---------        ---------       ---------
    Cash and cash equivalents at end of year                                           $   6,853        $  18,556       $   5,448
                                                                                       =========        =========       =========

Supplemental disclosures

Cash paid for interest was $9,888,000, $8,988,000 and $8,123,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Cash paid for income taxes was $1,161,000, $670,000 and $315,000 for the years ended December 31, 1996,
1995 and 1994, respectively. Transfers from loans to real estate owned were $31,000, $218,000 and $-0- for the years ended December 31, 1996, 1995 and 1994, respectively. Transfers of investment securities from held to maturity to available for sale were $6,000,000 for the year ended December 31, 1995.

The accompanying notes are an integral part of these statements.

Patriot Bank Corp. and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a description of the significant accounting policies of Patriot Bank Corp. and Subsidiaries (Patriot). Such accounting and reporting policies conform with generally accounting principles and predominant practices within the financial institution industry and have been followed on a consistent basis, except for the accounting for long-lived assets, mortgage servicing rights and impaired loans (see notes 1(h), 1(i) and 4, respectively). In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Patriot, through its subsidiaries, offers a broad range of lending, depository and related financial services to individual consumers and small businesses primarily through 11 community banking offices located in Berks, Chester, Montgomery, Northampton and Lehigh counties.

Patriot Bank competes with other banking and financial institutions in its primary market communities. Commercial banks, savings banks, savings and loan associations, credit unions and money market funds actively compete for deposits and for types of loans. Such institutions, as well as consumer finance and insurance companies, may be considered competitors of Patriot with respect to one or more of the services they render.

a. Conversion to Stock Form of Ownership and Earnings Per Share
On July 13, 1995, the Board of Directors of Patriot Bank adopted an overall Plan of Conversion (the Conversion), as amended on August 30, 1995, pursuant to which Patriot Bank converted from a federally chartered mutual savings bank to a federally chartered capital stock savings bank. All of Patriot Bank's outstanding capital stock was acquired by Patriot, a newly organized Delaware corporation which became the holding company for Patriot Bank.

The conversion was completed on December 1, 1995 when Patriot issued 3,769,125 shares of common stock to the public. The provisions of Accounting Principles Board (APB) Opinion No. 15, "Earnings Per Share," are not applicable for the years ended December 31, 1995 and 1994.

On October 25, 1996, Patriot announced a special 20% stock dividend. The stock distribution was made on November 21, 1996 to stockholders of record on November 7, 1996. At December 31, 1996 and 1995 shares outstanding were 4,149,000 and 4,198,000 respectively. Earnings per share have been calculated on a fully diluted basis and have been adjusted for the special 20% stock dividend. Weighted average shares outstanding during the year ended December 31, 1996 were 4,255,000.

b. Principles of Consolidation
The accompanying financial statements include the accounts of the parent company, Patriot Bank Corp. and its subsidiaries: Patriot Bank and its subsidiaries, Marathon Management Company and Real Estate Settlements Incorporated; and Patriot Investment Company. All material intercompany balances and transactions have been eliminated in consolidation.

c. Interest-Earning Deposits
Interest-earning deposits consist of deposit accounts with the Federal Home Loan Bank (FHLB) of Pittsburgh and deposits with other financial institutions generally having maturities of three months or less.

d. Investment and Mortgage-Backed Securities
Patriot classifies its investment and mortgage-backed securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, debt securities that Patriot has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Securities expected to be held for an indefinite period of time are classified as available for sale and are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of estimated income taxes. Securities that are bought and held principally for the purpose of selling are classified as trading and reported at fair value, with unrealized gains and losses included in earnings. Patriot has no securities held for trading. Gains or losses on the sales of securities are recognized at trade date utilizing the specific identification method.

e. Loans and Allowance for Possible Loan Losses
Loans are stated at unpaid principal balances and net of deferred loan origination fees and discounts. Interest is accrued and credited to operations based upon the principal amount of loans outstanding. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans, adjusted for estimated prepayments based on Patriot's historical prepayment experience.

Management's periodic evaluation of the adequacy of the allowance for possible loan losses is based on Patriot's past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Such estimates are susceptible to change, and actual losses on specific loans may vary from estimated losses. The allowance for possible loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).

Uncollectible interest on loans that are contractually past due is charged off, or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is reestablished, in which case the loan is returned to accrual status.

f. Real Estate Owned
Real estate owned is initially recorded at the lower of the loan's unpaid principal balance (cost) or estimated fair value at the date of foreclosure less estimated selling expenses. When a loan is initially transferred to real estate owned, the excess, if any, of the loan balance over fair value is charged to the allowance for possible loan losses. Periodically thereafter, the asset is reviewed by management for subsequent declines in the estimated fair value. Subsequent declines, if any, and holding costs, as well as gains and losses on subsequent sale, are included in the consolidated statements of income. Significant property improvements are capitalized to the extent that carrying value does not exceed estimated fair value less estimated selling expenses.

g. Premises and Equipment
Land is carried at cost. Buildings, leasehold improvements and furniture, fixtures and equipment are carried at cost less accumulated depreciation. Depreciation is provided for by the straight-line method over the estimated useful lives of the assets.

h. Long-Lived Assets
On January 1, 1996, Patriot adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. The adoption of SFAS No. 121 had no material effect on the consolidated financial position or results of operations.

i. Servicing Rights
On January 1, 1996, Patriot adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights," which requires that a mortgage banking enterprise recognize as a separate asset rights to service mortgage loans for others, however those servicing rights are acquired. In circumstances where mortgage loans are originated, separate asset rights to service mortgage loans are only recorded when the enterprise intends to sell such loans. The adoption of SFAS No. 122 did not have a material impact on the consolidated financial position or results of operations.

The Financial Accounting Standards Board (FASB) issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS No. 127, which provides accounting guidance on transfers of financial assets, servicing of financial assets and extinguishments of liabilities. This statement is effective for transfers of financial assets, servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Adoption of this new statement is not expected to have a material impact on Patriot's consolidated financial position or results of operations.

j. Stock-Based Compensation
On January 1, 1996, Patriot adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar instruments under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. Patriot's employee stock option plan is accounted for under APB Opinion No. 25.

k. Income Taxes
Deferred income taxes are provided on temporary differences between amounts reported for financial statement and tax purposes in accordance with SFAS No. 109, "Accounting for Income Taxes."

l. Advertising Cost
Patriot expenses advertising costs as incurred.

m. Reclassifications
Certain prior period amounts have been reclassified to conform with the current year's presentation. These reclassifications had no effect on net income.

NOTE 2 - RESTRICTIONS ON CASH AND AMOUNTS DUE FROM DEPOSITORY INSTITUTIONS

Patriot is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those reserve balances for the reserve computation periods, which included December 31, 1996 and 1995, were $456,000 and $955,000, respectively.

NOTE 3 - INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows:


                                                                 1996
                                        ------------------------------------------------------
                                        Amortized     Unrealized     Unrealized        Fair
                                          cost       appreciation   depreciation       value
                                        ---------    ------------   ------------       -----
                                                        (in thousands)
Available for Sale:
 Investment securities:
  U.S. Treasury and
   government agency
   securities                           $  5,023        $   --       $     33        $  4,990
  Corporate securities                        --            --             --             --
  Equity securities                       23,797           695             --          24,492
 Mortgage-backed securities:
  FHLMC                                   14,582           149             22          14,709
  FNMA                                    25,118           150            144          25,124
  GNMA                                    14,498           253             --          14,751
 Collateralized mortgage
  obligations:
   FHLMC                                  37,928             7            296          37,639
   FNMA                                   31,654            13            165          31,502
   Other                                   5,976            --             35           5,941
                                        --------       -------       --------        --------
 Total investment
  and mortgage-backed
  securities available for sale         $158,576      $  1,267       $    695        $159,148
                                        ========      ========       ========        ========
Held to Maturity:
 Investment securities:
  U.S. Treasury and
   government agency
   securities                           $  1,911      $     --       $     19        $  1,892
 Corporate securities                      2,506            27             --           2,533
 Collateralized mortgage
  obligations:
  Other                                   68,293           281            277          68,297
                                        --------       -------       --------        --------
 Total investment
  and mortgage-backed
  securities held to maturity           $ 72,710      $    308       $    296        $ 72,722
                                        ========      ========       ========        ========



                                                                 1995
                                        ------------------------------------------------------
                                        Amortized     Unrealized     Unrealized        Fair
                                          cost       appreciation   depreciation       value
                                        ---------    ------------   ------------       -----
                                                        (in thousands)

Available for Sale:
 Investment securities:
  U.S. Treasury and
   government agency
   securities                            $  6,105       $     49           $--       $  6,154
  Corporate securities                      1,019             27            --          1,046
  Equity securities                         2,914             21            --          2,935
 Mortgage-backed securities:
  FHLMC                                    12,179             95            16         12,258
  FNMA                                     17,709            161           115         17,755
  GNMA                                      5,463             79             3          5,539
 Collateralized mortgage
  obligations:
  FHLMC                                        --             --            --             --
  FNMA                                      1,964             --             5          1,959
  Other                                        --             --            --             --
                                         --------       -------       --------       --------
 Total investment
  and mortgage-backed
  securities available for sale          $ 47,353       $    432      $    139       $ 47,646
                                         ========       ========      ========       ========
Held to Maturity:
 Investment securities:
  U.S. Treasury and
   government agency
   securities                            $  2,414       $      4      $     21       $  2,397
 Corporate securities                       1,503             63            --          1,566
 Collateralized mortgage
  obligations:
  Other                                       --             --            --             --
                                         --------       --------       --------      --------
 Total investment
  and mortgage-backed
  securities held to maturity            $  3,917       $     67      $     21       $  3,963
                                         ========       ========      ========       ========


The amortized cost and estimated fair value of investment and mortgage-backed securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:



                                                           Held to maturity           Available for sale
                                                        ----------------------      ---------------------
                                                        Amortized       Fair        Amortized       Fair
                                                          cost          value         cost          value
                                                        ---------      -------      ---------       -----
                                                                          (in thousands)
Investment and mortgage-backed securities
   Due in one year or less                              $  9,635      $  9,637      $ 13,880      $ 13,930
   Due after one year through five years                  36,496        36,502        41,213        41,158
   Due after five years through ten years                 23,073        23,077        23,853        23,839
   Due after ten years                                     3,506         3,506        55,833        55,729
   No stated maturity                                       --            --          23,797        24,492
                                                        --------      --------      --------      --------
   Total investment and mortgage-backed securities      $ 72,710      $ 72,722      $158,576      $159,148
                                                        ========      ========      ========      ========


Proceeds from sales of investment and mortgage-backed securities and the realized gross gains and losses from those sales are as follows:

                               Available for sale         Held to maturity
                             -----------------------   -----------------------
                             Year ended December 31,   Year ended December 31,
                                      1996               1995            1994
                                      ----               ----            ----
                                              (in thousands)

        Proceeds from sales       $    3,918          $ 10,249        $     --
                                  ==========          ========        ========
        Gross realized gains      $       75          $   --          $     --
        Gross realized losses           (103)              (97)             --
                                  ----------          --------        --------
        Net realized loss         $      (28)         $    (97)       $     --
                                  ==========          ========        ========

On November 15, 1995, the FASB issued a special report entitled "A Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities." This guide allowed enterprises to reassess the appropriateness of the classification of all securities held. A one-time reassessment could be made on one day between November 15, 1995 and December 31, 1995. Reclassifications from the held to maturity category that result from this one-time reassessment will not call into question the intent of an enterprise to hold other debt and equity securities to maturity in the future.

Based on this special report, Patriot reclassified $6,000,000 of securities from held to maturity to available for sale. The transfer was made at fair value and resulted in an estimated unrealized loss of $59,000 and a decrease in stockholders' equity of $39,000 based on current market values.

Securities having an aggregate amortized cost of $412,000, $445,000 and $189,000 were pledged to secure public deposits at December 31, 1996, 1995 and 1994, respectively.

NOTE 4 - LOANS RECEIVABLE

Loans receivable are summarized as follows:


                                                           December 31,
                                                    -------------------------
                                                      1996             1995
                                                      ----             ----
                                                          (in thousands)
Real estate loans
First mortgages secured by one- to four-family
  residences                                        $ 192,518       $ 131,352
Home equity and second mortgage                        72,480          57,969
Construction                                            3,210           1,712
Multi-family and commercial                            11,822           3,288
                                                    ---------       ---------
                                                      280,030         194,321
Consumer loans                                          2,546           2,159
                                                    ---------       ---------
 Total loans receivable                               282,576         196,480
  Less deferred loan origination fees                  (2,392)         (2,230)
                                                    ---------       ---------
  Total loans receivable, net                       $ 280,184       $ 194,250
                                                    =========       =========



Activity in the allowance for possible loan losses is summarized as follows:

                                              1996          1995         1994
                                              ----          ----         ----
                                                       (in thousands)
Balance at beginning of year                $ 1,702       $ 1,720      $ 1,665

Provision for possible loan losses              305            60           56
Loans charged off                              (177)          (81)          (5)
Recoveries                                     --               3            4
                                            -------       -------      -------
Balance at end of year                      $ 1,830       $ 1,702      $ 1,720
                                            =======       =======      =======


Non-performing loans, consisting of all loans 90 days past due and certain other loans for which the accrual of interest has been discontinued, were $569,000 and $581,000 at December 31, 1996 and 1995, respectively. Interest income that would have been recorded under the original terms of such loans and the interest income actually recognized are summarized as follows:

                                                  1996        1995       1994
                                                  ----        ----       ----
                                                         (in thousands)
Interest income that would have been recorded    $  53       $  53       $ 74
Interest income recognized                         (17)        (14)       (40)
                                                 -----       -----       ----
Interest income foregone                         $  36       $  39       $ 34
                                                 =====       =====       ====
On January 1, 1995, Patriot adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan: Income Recognition and Disclosures." SFAS No. 114 requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. SFAS No. 118 allows creditors to use existing methods for recognizing interest income on impaired loans.

SFAS No. 114, as amended, applies to all loans that are identified for evaluation, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Those loans include residential mortgage, home equity and consumer loans. Patriot's loan portfolio is substantially comprised of residential mortgage, home equity and consumer loans; therefore, the adoption of SFAS No. 114 had no effect on Patriot's consolidated financial position or results of operations.

NOTE 5 - DEPOSITS

Deposits and their average rates are summarized as follows:




                                                   1996                    1995
                                          ---------------------    -------------------
                                                        Average                Average
Deposit type                               Balance       rate       Balance     rate
------------                               -------      -------     -------    -------
                                                           (in thousands)

NOW                                       $ 17,842       0.49%     $ 16,857     0.53%
Money market                                33,411       4.57        34,162     4.49
Savings accounts                            27,712       2.38        27,511     2.38
Non-interest-bearing demand                  3,433        --          2,519      --
                                          --------                 --------
  Total demand, transaction, money
    market and savings deposits             82,398       2.76        81,049     2.81
  Certificates of deposits                 157,116       5.76       120,569     5.85
                                          --------                 --------
    Total deposits                        $239,514       4.73      $201,618     4.63
                                          ========                 ========






The aggregate amount of certificates of deposit with minimum denominations of $100,000 or more totalled approximately $19,357,000 and $5,250,000 at December 31, 1996 and 1995, respectively. Deposit accounts in excess of $100,000 are not federally insured.

At December 31, 1996, scheduled maturities of certificates of deposit were as follows:


                1997                     $ 81,397
                1998                       24,844
                1999                       34,122
                2000                        4,851
                2001                        1,364
                Thereafter                 10,538
                                         --------
                        Total            $157,116
                                         ========

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:
                                        Estimated
                                       useful lives   1996      1995
                                       ------------   ----      ----
                                                (in thousands)
  Land                                     --       $ 1,220   $ 1,220
  Buildings                               30-40       5,966     3,590
  Furniture, fixtures and equipment        3-7        2,969     1,318
  Leasehold improvements                   15           506        --
                                                    -------   -------
                                                     10,661     6,128

          Less accumulated depreciation              (2,937)   (2,678)
                                                    -------   -------
                                                    $ 7,724   $ 3,450
                                                    =======   =======

In 1996, Patriot substantially completed renovations to its existing premises for approximately $2.4 million, $2 million of which was completed by an entity related to a director of Patriot.

Patriot is committed to various operating leases related to branch facilities having initial or remaining terms in excess of one year. The minimum annual rental commitments under these leases outstanding at December 31, 1996 are as follows:

                1997               $  154,620
                1998                  147,500
                1999                  147,500
                2000                  147,500
                2001                  134,405
                Thereafter          1,788,775

Total rental expense for all leases for the year ended December 31, 1996 totalled $54,815. There were no leases in prior years.

NOTE 7 - BORROWINGS

a. Short-Term Borrowings
Short-term borrowings consist of advances from the FHLB and repurchase agreements which generally have maturities of less than one year. Short-term borrowings are summarized as follows:

                                                           1996          1995
                                                           ----          ----
                                                             (in thousands)
Balance at year-end                                      $145,595     $  10,000
Maximum amount outstanding at any month-end
  during the period                                      $183,500     $  21,000
Average amount outstanding during each period            $107,108     $   9,126
Weighted average interest rate on short-term borrowings      5.57%         6.23%

b. Long-Term Borrowings
At December 31, 1996, long-term borrowings totalling $86 million will mature within one to five years and are reported as long-term borrowings. The advances are collateralized by FHLB stock and certain first mortgage loans and mortgage-backed securities. These advances had a weighted average interest rate of 5.65%.

Outstanding long-term borrowings mature as follows (in thousands):
        1998                        $  34,000
        1999                           27,000
        2000                               --
        2001                           25,000
        2002                               --
                                    ---------
                                    $  86,000
                                    =========

NOTE 8 - EMPLOYEE BENEFIT PLANS

a. Pension Plan
Patriot has amended its non-contributory defined benefit pension plan to terminate effective December 31, 1996. The plan covered substantially all full-time employees meeting certain eligibility requirements. The benefits were based on each employee's years of service and the average of the highest five annual salaries of the ten years prior to retirement. An employee became fully vested upon completion of seven years of qualifying service.

It is anticipated that the termination will be settled in 1997. The actuarial assumptions have been selected to coincide with the termination and non-vested benefits have been assumed to be vested.

The following table sets forth the plan's funded status and amounts recognized in Patriot's consolidated statements of financial position.


                                                      1996            1995
                                                      ----            ----
                                                         (in thousands)
Actuarial present value of benefit obligations
  Vested                                           $   1,257       $      796
  Non-vested                                              --               24
                                                   ---------       ----------
    Accumulated benefit obligation                 $   1,257       $      820
                                                   =========       ==========

Projected benefit obligation for
  service rendered to date                         $   1,257       $    1,536
  Plan assets at fair value                            1,680            1,685
                                                   ---------       ----------
  Plan assets in excess of projected
    benefit obligation                                   423              149
  Unrecognized net (gain) loss from past
    experience different from that assumed
    and effects of changes in assumptions                (93)              25
  Unrecognized net obligation being
    recognized over 24 years                              --              112
                                                   ----------      ----------
Prepaid pension cost                               $      330      $      286
                                                   ==========      ==========

The net pension cost included the following components:

                                                     1996     1995     1994
                                                     ----     ----     ----
                                                         (in thousands)

Service cost - benefit earned during the period     $ 117    $  99    $ 155
Interest cost on projected benefit obligation         113      107      115
Actual return on plan assets                         (160)    (264)    (110)
Net amortization and deferral                          29      146       17
                                                    -----    -----    -----
  Net pension cost                                  $  99    $  88    $ 177
                                                    =====    =====    =====

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 4.75% (4% deferred rate), 7.25% and 8.00% for 1996, 1995 and 1994, respectively. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 0%, 5% and 5% for 1996, 1995 and 1994, respectively. The expected long-term rate of return was 8% for 1996, 1995 and 1994. Contributions to the plan were $-0-, $156,000 and $167,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

b. 401(k) Plan
Patriot maintains a 401(k) plan covering all of its employees who have attained age 21 and have completed at least one year of service. Patriot contributed 50% of an employee's contribution, up to 6% of salary. Patriot's contributions were $35,000, $32,000 and $33,000 for the years ended December 31, 1996, 1995 and
1994, respectively. Effective January 1, 1997, the 401(k) plan has been amended whereby all eligible employees will receive a contribution to the plan equal to 3% of their base salary. Patriot will also contribute 100% of an employee's contribution up to 3% of base salary and 50% of an employee's contribution between 3% and 6% of base salary.

c. Employee Stock Ownership Plan
In 1995, Patriot established an internally leveraged Employee Stock Ownership Plan (ESOP) for eligible employees who have completed one year of service with Patriot or its subsidiaries. In December 1995, the ESOP borrowed $3,015,000 from Patriot to purchase 362,000 newly issued shares of common stock. Patriot makes contributions to the ESOP equal to the ESOP's debt service less any dividends received by the ESOP. Any dividends received by the ESOP will be used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to qualifying employees based on the proportion of debt service paid in the year. Patriot accounts for its ESOP in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial position. As shares are released from collateral, Patriot reports compensation expense equal to the current market price of the shares, and the allocated shares are included in outstanding shares for earnings per share computations. Dividends on allocated ESOP shares will be recorded as a reduction of retained earnings; dividends on unallocated ESOP shares will be recorded as a reduction of debt and accrued interest. ESOP compensation expense was $196,000 and $388,000 in 1996 and 1995, respectively. The ESOP shares as of December 31, 1996 were as follows:

        Allocated shares                        53,000
        Unreleased shares                      309,000
                                            ----------
        Total ESOP shares                      362,000
                                            ==========
        Fair value of unreleased shares     $4,165,000
                                            ==========


d. Stock-Based Compensation
On June 7, 1996, Patriot's stockholders approved a Management Recognition Plan
(MRP). The MRP provides that up to 181,000 shares of common stock may be granted, at the discretion of the Board, to key directors and officers at no cost to the individuals. Patriot granted 161,000 shares on June 7, 1996 in the form of restricted stock payable over five years from the date of grant. The recipients of the restricted stock are entitled to all voting and other stockholder rights, except that the shares, while restricted, may not be sold, pledged or otherwise disposed of and are required to be held in escrow. In the event the recipient terminates association with Patriot for reasons other than death, disability or change in control, the recipient forfeits all rights to the allocated shares under restriction which are cancelled and revert to Patriot for reissuance under the plan. Shares acquired by the MRP were newly issued shares and were recorded at the date of award based on the market value of shares on June 7, 1996. Shares acquired by the MRP, which are shown as a separate component of stockholders' equity, are being amortized to expense over the five-year vesting period. As shares are vested during this five-year period, Patriot records compensation expense equal to the shares being amortized. For the year ended December 31, 1996, $195,000 was amortized to expense. At December 31, 1996, 20,000 shares were reserved for future grants under the plan.

On June 7, 1996, Patriot's stockholders approved a stock option plan. The stock option plan is accounted for under APB Opinion No. 25 and related interpretations. The plan permits the grant of options to employees and directors for up to 452,000 shares of common stock. The options have a term of 10 years and vest over a five-year period. The exercise price of each option equals the market price of Patriot's stock on the date of grant. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, Patriot's 1996 net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                             As reported      Pro forma
                             -----------      ---------
  Net income                 $ 1,975,000     $ 1,841,000
  Earnings per share               $0.46           $0.43

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1996: dividend yield of 2.4%; expected volatility of 22.9%; risk-free interest rates of 6.5%; and expected lives of eight years.

During 1996, 425,000 options were granted, all with an exercise price of $10.78, and no options were exercised or forfeited. The weighted average fair value of options granted during 1996 was $4.11 per share and the weighted average remaining contractual life was 9.5 years at December 31, 1996.


NOTE 9 - INCOME TAXES

Applicable income taxes in the consolidated statements of income are as follows:

                                     1996         1995         1994
                                     ----         ----         ----
                                             (in thousands)
Current
  Federal                          $1,306        $  525       $  446
  State                               222           113          112
                                   ------        ------       ------
    Total current                   1,528           638          558
                                   ------        ------       ------
Deferred
  Federal                            (277)           96          159
                                   ------        ------       ------
    Total deferred                   (277)           96          159
                                   ------        ------       ------
    Applicable income taxes        $1,251        $  734       $  717
                                   ======        ======       ======
    Effective tax rate               38.8%         38.1%        37.7%
                                   ======        ======       ======

The income tax provision reconciled to taxes computed at the statutory federal rate is as follows:

                                             1996      1995      1994
                                             ----      ----      ----
Federal tax expense at statutory rate        35.0%     35.0%     35.0%
Adjustment resulting from:
  State tax, net of federal tax benefit       2.3       3.7       3.9
  Tax-exempt interest income                 (1.4)     (0.1)     (0.3)
  ESOP expense                                0.6       1.6        --
  Meals and entertainment                     0.6       0.1       0.1
  Other                                       1.7      (2.2)     (1.0)
                                             ----      ----      ----
Income taxes                                 38.8%     38.1%     37.7%
                                             ====      ====      ====


                                             1996      1995
                                             ----      ----
                                              (in thousands)

Deferred tax assets
  Deferred loan fees                      $   288    $    376
  Loan loss allowance                         579         306
  Uncollectible interest                       23          19
  Non-qualified pension plan                   14          12
  MRP expense                                  68          --
  Unrealized loss on securities
    designated as available for sale           19          --
                                           ------    --------
    Total deferred tax assets              $  991    $    713
                                           ======    ========



                                            1996        1995
                                            ----        ----
                                              (in thousands)
Deferred tax liabilities
  Depreciation                             $  211      $ 214
  Discount accretion                           87         35
  Pension plan                                 15         13
  Gain on sale of loans                       100        145
  Excess loan servicing fees                   --          5
  Unrealized gain on securities
    designated as available for sale          247        100
                                           ------      -----
    Total deferred tax liabilities            660        512
                                           ------      -----
    Net deferred tax asset                 $  331      $ 201
                                           ======      =====

Based on management's evaluation of the likelihood of realization, no valuation allowance has been provided against deferred tax benefits.


NOTE 10 - REGULATORY MATTERS

On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the Funds Act) was signed into law which, among other things, imposed a special one-time assessment on Savings Association Insurance Fund (SAIF) member institutions, including Patriot Bank, to recapitalize the SAIF. As required by the Funds Act, the Federal Deposit Insurance Corporation (FDIC) imposed a special assessment of
65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996. The special assessment was recognized as a tax-deductible expense in 1996. Patriot recorded a special after-tax charge of $836,000 ($1,338,000 before-tax) as a result of the FDIC special assessment.

The Funds Act also spreads the obligations for payment of the Financing Corporation (FICO) bonds across all Bank Insurance Fund (BIF) and SAIF members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. Based on current estimates by the FDIC, BIF deposits will be assessed a FICO payment of 1.3 basis points, while SAIF deposits will pay an estimated 6.5 basis points on the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided the savings associations remain as of that time.

As a result of the Funds Act, the FDIC recently proposed to lower SAIF assessments to 0 to 27 basis points effective January 1, 1997, a range comparable to that of BIF members. However, SAIF members will continue to make the higher FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an ongoing basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

In conformity with Office of Thrift Supervision (OTS) regulations, a "liquidation account" was established for Patriot Bank at the time of its conversion to the stock form of ownership. In the unlikely event of a complete liquidation of Patriot Bank, holders of savings accounts with qualifying deposits, who continue to maintain their savings accounts, would be entitled to a distribution from the "liquidation account" in an amount equal to the then current adjusted savings account balance before any liquidation distribution could be made with respect to capital stock. The balance in the "liquidation account" was $15,550,000 at December 31, 1996. This amount may not be utilized for the payment of cash dividends to the holding company.

OTS regulations require institutions regulated by the OTS to have minimum regulatory tangible capital equal to 1.5% of total tangible assets, a minimum leverage capital ratio equal to 3% of tangible assets and 4% of risk-adjusted assets, and a risk-based capital ratio equal to 8%. Patriot Bank was in compliance with all of these capital requirements as of December 31, 1996. The following schedule summarizes the actual capital balances of Patriot Bank at December 31, 1996:



                                Tangible        Leverage          Leverage        Risk-based
                                 capital    (core) capital     (core) capital      capital to
                              to tangible     to tangible     to risk-adjusted    risk-adjusted
                                 assets          assets            assets            assets
                              -----------   --------------    ----------------    -------------
                                                     (in thousands)
Regulatory capital               $32,049         $32,049           $32,049           $33,879
Minimum capital requirement        7,490          14,980             9,944            19,889
                                 -------         -------           -------           -------
  Excess                         $24,559         $17,069           $22,105           $13,990
                                 =======         =======           =======           =======
Capital ratio                       6.47%           6.47%            12.89%            13.63%
                                 =======         =======           =======           =======




The following schedule summarizes capital balances of Patriot Bank Corp. as if those regulations were applicable:



                                Tangible        Leverage          Leverage        Risk-based
                                 capital    (core) capital     (core) capital      capital to
                              to tangible     to tangible     to risk-adjusted    risk-adjusted
                                 assets          assets            assets            assets
                              -----------   --------------    ----------------    -------------
                                                     (in thousands)
Regulatory capital               $52,738        $52,738           $52,738           $54,569
Minimum capital requirement        7,932         15,864            10,406            20,812
                                 -------        -------           -------           -------
  Excess                         $44,806        $36,874           $42,332           $33,757
                                 =======        =======           =======           =======
Capital ratio                       9.97%          9.97%            20.28%            20.98%
                                 =======        =======           =======           =======

The Federal Deposit Insurance Corporation Improvement Act established five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution's capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well capitalized or adequately capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At December 31, 1996, Patriot Bank was classified as well capitalized.

Patriot Bank is subject to regulations of certain regulatory agencies and, accordingly, is periodically examined by such regulatory authorities. As a consequence of the regulation of banking activities, Patriot Bank's operations are susceptible to changes in legislation and regulations.

On October 28, 1996, Patriot announced its intention to convert the charter of Patriot Bank from a federally chartered savings bank to a state chartered commercial bank. This change will have no significant effect on the financial position or results of operations of Patriot.

NOTE 11 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

Patriot is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers, including commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial position. The contract or notional amounts of those instruments reflect the extent of Patriot's involvement in particular classes of financial instruments.

Patriot's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. Patriot uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Unless noted otherwise, Patriot requires collateral to support financial instruments with credit risk.

The contractual or notional amounts of outstanding loan commitments as of December 31, 1996 are as follows:

                                                                        Total
                                     Fixed rate     Variable rate    commitments
                                     commitments     commitments     outstanding
                                     -----------    -------------    -----------
                                                    (in thousands)
Financial instruments whose contract
  amounts represent credit risk
Mortgage loans                      $    3,300       $     965       $   4,265
Consumer and other loans                   493          12,978          13,471
Commercial lines of credit                  --             888             888
Construction loans                         372              --             372
                                    ----------       ---------       ---------
                                    $    4,165       $  14,831       $  18,996
                                    ==========       =========       =========

Fees received in connection with these commitments are recognized as income over the life of the commitment or the life of the loan.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Patriot evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Patriot upon extension of credit, is based on management's credit evaluation of the borrower. Collateral for commitments generally includes residential or other real estate.

NOTE 11 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
AND CONCENTRATIONS OF CREDIT RISK, CONTINUED

Patriot is principally engaged in originating one- to four-family residential real estate loans in southeastern Pennsylvania. Patriot offers both fixed and adjustable rates of interest on those loans which have amortization terms up to 30 years. The loans are generally originated on the basis of not more than an 80% loan-to-value ratio, which has historically provided Patriot with more than adequate collateral coverage in the event of default. Nevertheless, Patriot, as with any lending institution, is subject to the risk that residential real estate values in the primary lending area may deteriorate, thereby potentially impairing collateral values in the primary lending area. However, management believes that residential real estate values are presently stable in its primary lending area and that the allowance for possible loan losses has been provided for in amounts commensurate with its current perception of the foregoing risks in the portfolio.

NOTE 12 - CONTINGENCIES

Patriot is a defendant in various legal actions arising from normal business activities. Management believes that those actions are without merit or that the ultimate liability, if any, resulting from such actions will not have a material adverse effect on Patriot's consolidated financial position or results of operations.

NOTE 13 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the estimated fair value of Patriot's assets and liabilities considered to be financial instruments. As with most financial institutions, the majority of Patriot's assets and liabilities are considered financial instruments as defined in SFAS No. 107. However, many of such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is Patriot's general practice and intent to hold the preponderance of its financial instruments to maturity and not to engage in trading or sales activities. Therefore, Patriot has used significant estimates and present value calculations to prepare this disclosure. Changes in the assumptions or methodologies used to estimate fair value may affect the estimated amounts.

Fair values have been estimated using data which management considered the best available. Fair value of financial instruments actively traded in a secondary market has been estimated using quoted market prices. The fair value of loans receivable has been estimated using present value cash flow, discounted at an interest rate that gives effect to estimated prepayment risk and credit loss factors. Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount. Fair value of financial instrument liabilities with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market rates for similar assets and liabilities. The resulting fair values and carrying amounts at December 31, 1996 and 1995, respectively were as follows:



                                              1996                    1995
                                     ---------------------   --------------------
                                     Estimated               Estimated
                                       fair       Carrying      fair     Carrying
                                       value       amount       value      amount
                                     ---------    --------   ---------   ---------
                                                     (in thousands)
Cash and cash equivalents             $  6,853    $  6,853    $ 18,566    $ 18,556
Investment and mortgage-backed
  securities available for sale        159,148     159,148      47,646      47,646
Investment and mortgage-backed
  securities held to maturity           72,722      72,710       3,963       3,917
Deposits with no stated maturities      82,398      82,398      81,049      81,049
Deposits with stated maturities        158,888     157,116     121,732     120,569
Borrowings                             229,947     231,595      10,000      10,000
Loans receivable (net)                 280,468     278,354     194,629     192,548

There is no material difference between the carrying amount and estimated fair value of off-balance-sheet items totalling $18,996,000 and $10,733,000 at December 31, 1996 and 1995, respectively. Such off-balance-sheet items are primarily comprised of unfunded loan commitments which are generally priced at market at the time of the commitment.

NOTE 14 - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Patriot Bank Corp. is as follows (in thousands):

                                                              Balance sheets
                                                              --------------
                                                               December 31,
                                                            1996          1995
                                                            ----          ----
        Assets
        Cash and cash equivalents                         $    --       $   118
        Loans to subsidiaries                                  --        18,214
        Investment in subsidiaries                         53,246        35,740
        Other assets                                          465           102
                                                          -------       -------
          Total assets                                    $53,711       $54,174
                                                          =======       =======

        Liabilities and stockholders' equity
          Other liabilities                               $   594       $    64
          Stockholders' equity                             53,117        54,110
                                                          -------       -------
          Total liabilities and stockholders' equity      $53,711       $54,174
                                                          =======       =======

                                                       Statements of operations
                                                       ------------------------
                                                         Year ended December 31,
                                                            1996          1995
                                                            ----          ----

          Interest income                                 $   824       $    96
          Other expense                                       531            21
                                                          -------       -------
            Income before income taxes and undistributed
              earnings of subsidiaries                        293            75
          Income taxes                                        111            31
                                                          -------       -------
            Income before undistributed earnings
              of subsidiaries                                 182            44
          Earnings of subsidiaries                          1,793         1,148
                                                          -------       -------
            Net income                                    $ 1,975       $ 1,192
                                                          =======       =======


                                                       Statements of cash flows
                                                       ------------------------
                                                         Year ended December 31,
                                                            1996          1995
                                                            ----          ----
        Cash flows from operating activities
          Net income                                      $ 1,975       $ 1,192
          Adjustments to reconcile net income to net cash
            provided by operating activities
            Earnings from subsidiaries                     (1,793)       (1,148)
            Dividends from subsidiaries                     5,000            --
            Change in other assets                           (363)         (102)
            Change in other liabilities                       530            64
                                                          -------       -------
              Net cash provided by operating activities     5,349             6
                                                          -------       -------
          Cash flows from investing activities
            Investment in subsidiary                      (20,191)      (15,311)
            Loans to subsidiary                            18,214       (18,214)
                                                          -------       -------
              Net cash used in investing activities        (1,977)      (33,525)
                                                          -------       -------
          Cash flows from financing activities
             Net proceeds from stock conversion                --        33,637
             Cash dividends paid to stockholders             (973)           --
             Purchase of treasury stock                    (2,517)           --
                                                          -------       -------
               Net cash provided by financing activities   (3,490)       33,637
                                                          -------       -------
        Increase (decrease) in cash and cash equivalents     (118)          118
        Cash and cash equivalents at beginning of year        118            --
                                                          -------       -------
        Cash and cash equivalents at end of year          $    --       $   118
                                                          =======       =======