Form 10-Q
period 1997-03-31
PATRIOT BANK CORP
filed 1997-05-15
CIK 1000235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    -----------------

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,105,502 shares of common stock, par value $.01 per share, were outstanding as of May 1, 1997.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                      INDEX


                                                                     Page


PART I  FINANCIAL INFORMATION

     Item 1 FINANCIAL STATEMENTS

            Consolidated Statements of Financial Condition at
            March 31, 1997 and December 31, 1996                        3

            Consolidated Statements of Income for the
            Three-Month Periods ended March 31, 1997 and 1996           4

            Consolidated Statements of Cash Flows for the
            Three-Month Periods ended March 31, 1997 and 1996           5

            Notes to Consolidated Financial Statements                  6

     Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION                         10


PART II OTHER INFORMATION

     Items 1 through 6                                                 15


SIGNATURES                                                             16


                                                                 Patriot Bank Corp. and Subsidiaries
                                                          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                                 (in thousands, except share data)

                                                                     March 31,        December 31,
--------------------------------------------------------------------------------------------------
                                                                       1997               1996
--------------------------------------------------------------------------------------------------
                                                                    (unaudited)          (note)
Assets
  Cash and due from banks                                           $  1,086           $  1,997
  Interest-earning deposits in other
   financial institutions                                              1,713              4,856
                                                                    --------           --------
     Total cash and cash equivalents                                   2,799              6,853
  Investment and mortgage-backed securities
   available for sale - at market value                              211,675            159,148
  Investment securities held to maturity (market value
   of $70,406 and $72,722 at March 31, 1997 and
   December 31, 1996, respectively)                                   71,009             72,710
  Loans receivable                                                   294,799            280,184
  Allowance for possible loan losses                                  (1,927)            (1,830)
  Premises and equipment, net                                          8,292              7,724
  Accrued interest receivable                                          3,249              2,649
  Real estate owned                                                       72                 74
  Other assets                                                         4,087              1,653
                                                                    --------           --------
     Total assets                                                   $594,055           $529,165
                                                                    ========           ========
Liabilities and stockholders' equity
  Deposits                                                          $266,280           $239,514
  Borrowings                                                         275,244            231,595
  Advances from borrowers for taxes and insurance                      3,062              2,499
  Other liabilities                                                    1,427              2,440
                                                                     -------            -------
   Total liabilities                                                 546,013            476,048
                                                                     -------            -------
  Preferred stock, $.01 par value, 2,000,000
   shares authorized, none issued                                          -                  -
  Common stock, $.01 par value, 10,000,000
   shares authorized, 4,683,594 shares issued
   at  3/31/97 and 12/31/96                                               47                 47
  Additional paid-in capital                                          48,599             49,014
  Common stock acquired by ESOP, 271,377
   shares at cost at 3/31/97 and 12/31/96                             (2,571)            (2,571)
  Common stock acquired by MRP, 160,644
   shares at amortized cost at 3/31/97 and 12/31/96                   (1,452)            (1,538)
  Retained earnings                                                   11,167             10,357
    Treasury stock, 578,092 and 226,147  shares at 3/31/97 and
     12/31/96 respectively                                            (7,522)            (2,517)
  Net unrealized appreciation (depreciation) on investment
   and mortgage-backed securities available
   for sale, net of taxes                                               (226)               325
                                                                    --------           --------
     Total stockholders' equity                                       48,042             53,117
                                                                    --------           --------
     Total liabilities and stockholders' equity                     $594,055           $529,165
                                                                    ========           ========

The accompanying notes are an integral part of these statements.

Note: The balance sheet at December 31, 1996 is taken from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                                                Patriot Bank Corp. and Subsidiaries
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                               (in thousands, except for share data)

                                                 Three-Month Period Ended March 31,
-------------------------------------------------------------------------------------------------------
                                                    1997               1996
-------------------------------------------------------------------------------------------------------
                                                          (unaudited)
Interest income
  Interest-earning deposits                        $    30          $    50
  Investment and mortgage-backed securities          4,750            1,253
  Loans                                              5,540            3,903
                                                     -----            -----
     Total interest income                          10,320            5,206
                                                    ------            -----
Interest expense
  Deposits                                           3,094            2,308
  Borrowings                                         3,702              279
                                                     -----            -----
     Total interest expense                          6,796            2,587
                                                     -----            -----
     Net interest income before
        provision for possible  loan losses          3,524            2,619
Provision for possible loan losses                     105               35
                                                     -----            -----
     Net interest income after
       provision for loan losses                     3,419            2,584
Non-interest income
  Service fees, charges and other operating
   income                                              139              121
  Gain on sale of investment and mortgage-backed
       securities                                       86                -
                                                     -----            -----
     Total non-interest income                         225              121
                                                     -----            -----
Non-interest expense
  Salaries and employee benefits                     1,433              884
  Occupancy and equipment                              429              214
  Federal deposit insurance premiums                   116              116
  Data processing                                       48               90
  Advertising                                          125               75
  Deposit processing                                    61               63
  Other operating expenses                             161              301
                                                     -----            -----
     Total non-interest expense                      2,373            1,743
                                                     -----            -----
Income before income taxes                           1,271              962
Income taxes                                           461              379
                                                   -------          -------
   Net income                                      $   810          $   583
                                                   =======          =======

Earnings per share                                 $ 0.201          $ 0.142
                                                   =======          =======

Dividends per share                                $ 0.083          $ 0.016
                                                   =======          =======


The accompanying notes are an integral part of these statements.


                           Patriot Bank Corp. and Subsidiaries
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)

                                                               Three-Month Period Ended March 31,
-------------------------------------------------------------------------------------------------
                                                                      1997            1996
-------------------------------------------------------------------------------------------------
                                                                          (unaudited)
Operating activities
  Net income                                                     $    810           $    583
  Adjustments to reconcile net income to net cash provided
     by operating activities
   Amortization and accretion of
     Deferred loan origination fees                                   (85)              (125)
     Premiums and discounts                                            40                 (2)
     Management recognition plan                                       87                  -
   Provision for possible loan losses                                 105                 35
   Gain on sale of investment and mortgage-backed securities          (87)                 -
   Depreciation of premises and equipment                             132                 46
   Deferred income taxes                                              284                 (1)
   Increase in accrued interest receivable                           (600)              (332)
   (Increase) decrease in other assets                             (2,221)               121
   Increase (decrease) in other liabilities                        (1,066)               132
                                                                  --------           -------
     Net cash provided (used) by operating activities              (2,601)               459
                                                                  --------           -------
Investing activities
  Loan originations and principal payments on loans, net          (14,531)            (3,381)
  Proceeds from the maturity of investment and
   mortgage-backed securities - available for sale                  2,311              1,650
  Proceeds from the maturity of investment and
   mortgage-backed securities - held to maturity                    1,701                195
  Purchase of investment and mortgage-backed
   securities - available for sale                                (55,844)           (30,762)
  Purchase of investment and mortgage-backed
   securities - held to maturity                                        -            (25,016)
  Purchase of premises and equipment                                 (700)              (478)
                                                                  --------           --------
     Net cash (used in) provided by investing activities          (67,063)           (57,792)
                                                                  --------           --------
Financing activities
  Net increase in deposits                                       $ 26,766           $  8,169
  Net proceeds from short-term borrowings                          45,649             25,500
  (Proceeds) repayments from long-term borrowings                  (2,000)            10,000
  Decrease advances from borrowers for
    taxes and insurance                                               563                304
  Cash paid for dividends                                            (363)               (75)
  Purchase of treasury stock                                       (5,005)                 -
                                                                   -------            -------

   Net cash provided by  financing activities                      65,610             43,898
                                                                   ------             -------

  Net decrease in cash and cash equivalents                        (4,054)           (13,435)
Cash and cash equivalents at beginning of period                    6,853             18,556
                                                                    -----           --------
Cash and cash equivalents at end of period                       $  2,799           $  5,121
                                                                 ========           ========

Supplemental disclosures
  Cash paid for interest on deposits was $3,085 and $2,309 for the three-month periods ended March 31, 1997 and 1996, respectively. Cash paid for income taxes was $0 and $40 for the three-month periods ended March 31, 1997 and 1996, respectively. Transfers from loans to real estate owned were $0 and $0 for the three-month peiords ended March 31, 1997 and 1996, respectively.

  The accompanying notes are an integral part of these statements.

PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 1997

Note 1 - General
      The accompanying financial statements of Patriot Bank Corp. and Subsidiaries ("Patriot") include the accounts of the parent company, Patriot Bank Corp. and its wholly-owned subsidiaries, Patriot Bank and Patriot Investment Company. All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1996.

Note 2 - Earnings Per Share
      Earnings per share has been calculated on a fully diluted basis. Weighted average shares outstanding during the three month periods ended March 31, 1997 and 1996 were 4,031,000 and 4,197,000.

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 1997

  Note 3 - Investment And Mortgage-Backed Securities

   The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows:


----------------------------------------------------------------------------------------------------------------------
                                        March 31, 1997                     December 31, 1996
---------------------------------------------------------------  -----------------------------------------------------
                         Amortized   Unrealized     Unrealized     Fair   Amortized  Unrealized    Unrealized    Fair
                            cost        gain           loss        value     cost   appreciation  depreciation   value
----------------------------------------------------------------------------------------------------------------------
                                                           (in thousands)
Investment and Mortgage-Backed Securities Available for Sale
Investment securities
  U.S. Treasury and
   government
   agency
   securities             $  4,819      $    2       $   135      $  4,686  $  5,023   $    -      $   33      $  4,990
  Corporate securities       5,000           -             -         5,000         -        -           -             -
  Equity securities         22,279       1,345            14        23,610    23,797      695           -        24,492

Mortgage-backed
   securities
  FHLMC                     13,930         124            70        13,984    14,582      149          22        14,709
  FNMA                      24,449          81           336        24,194    25,118      150         144        25,124
  GNMA                      13,997         238             -        14,235    14,498      253           -        14,751
Collateralized mortgage
  Obligations
    FHLMC                   38,332         111           538        37,905    37,928        7         296        37,639
    FNMA                    83,348           -           951        82,397    31,654       13         165        31,502
    Other                    5,877           -           213         5,664     5,976        -          35         5,941
                            ------       -----         -----       -------    ------    -----       -----        ------
  Total Investment
   and mortgage-
   backed securities
   available for sale     $212,031      $1,901       $ 2,257      $211,675  $158,576   $1,267      $  695      $159,148
                          ========      ======       =======      ========  ========   ======      ======      ========


Investment and Mortgage-Backed Securities Held to Maturity
Investment securities
  U.S. Treasury and
   government
   agency
   securities             $  1,665      $    3       $    31      $  1,637  $  1,911   $    -      $   19      $  1,892
   Corporate securities      2,503           9             5         2,507     2,506       27           -         2,533
Mortgage-backed
   securities
  Collateralized mortgage
   obligations
   FHLMC                     3,117           -            50         3,067         -        -           -             -
   FNMA                          -           -             -             -         -        -           -             -
   Other                    63,724           -           529        63,195    68,293      281         277        68,297
                          --------      ------        ------      --------  --------    ------     ------      --------
Total investment and
 mortgage-backed
 securities held to
 maturity                 $ 71,009      $   12       $   615      $ 70,406  $ 72,210   $  308      $  296      $ 72,722
                          ========      ======       =======      ========  ========   ======      ======      ========

Note 4 - Loans Receivable

   Loans receivable are summarized as follows:


                                                              March 31,      December 31,
--------------------------------------------------------------------------------------------------
                                                                1997             1996
--------------------------------------------------------------------------------------------------
                                                                    (in thousands)
  Real estate loans
   First mortgages secured by one- to four-family
     residences                                               $205,356          $192,518
   Home equity and second mortgage                              72,953            72,480
   Construction                                                  2,186             3,210
   Multi-family and commercial                                  13,725            11,822
                                                              --------          --------
                                                               294,220           280,030
   Consumer loans                                                2,971             2,546
                                                              --------          --------
   Total loans receivable                                      297,191           282,576
     Less deferred loan origination fees                        (2,392)           (2,392)
                                                              --------          --------
     Total loans receivable, net                              $294,799          $280,184
                                                              ========          ========


Note 5 - Deposits

   Deposits are summarized as follows:

                                                              March 31,      December 31,
--------------------------------------------------------------------------------------------------
Deposit type                                                     1997             1996
--------------------------------------------------------------------------------------------------
                                                                    (in thousands)

NOW                                                             $ 17,339          $ 17,842
Money market                                                      38,635            33,411
Savings accounts                                                  28,908            27,712
Non-interest-bearing demand                                        4,756             3,432
                                                                --------          --------
  Total demand, transaction, money
    market and savings deposits                                   89,638            82,397
Certificates of deposits                                         176,642           157,117
                                                                --------          --------
  Total deposits                                                $266,280          $239,514
                                                                ========          ========

Note 6 - Recent Developments
      On October 28, 1996 Patriot announced its intention to convert the charter of Patriot Bank from a federally chartered savings bank to a state chartered commercial bank. It is anticipated that this change will become effective in the second quarter of 1997 and will have no significant effect on the financial condition or results of operation of Patriot.

PATRIOT BANK CORP. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

March 31, 1997

  GENERAL. Patriot Bank Corp. and subsidiaries (Patriot) reported earnings per share of $.20 and net Income of $810,000 for the three-month period ended March 31, 1997. This represents an increase of 40.8% over earnings per share of $.14 and net income of $583,000 for the three month period ended March 31, 1996. Return on average assets and return on average equity were .59% and 6.60%, respectively, for three three-month period ended March 31, 1997 compared to .77% and 4.03%, respectively, for the three-month period ended March 31,1996.

  NET INTEREST INCOME. Net interest income for the three-month period ended March 31, 1997 was $3,524,000 compared to $2,619,000 for the same period in 1996. This increase is primarily due to an increase in average balances. PatriotOs net interest margin (net interest income as a percentage of average interest-earning assets) was 2.43% for the three-month period ended March 31, 1997 compared to 3.78% for the same period in 1996.

  Interest on loans was $5,540,000 for the three-month period ended March 31, 1997 compared to $3,903,000 for the same period in 1996. The average balance of loans was $286,940,000 with an average yield of 7.76% for the three-month period ended March 31, 1997 compared to an average balance of $197,214,000 with an average yield of 7.66% for the same period in 1996. The increase in average balance is due to the aggressive marketing of commercial, consumer and residential mortgage loans. The increase in average yield is primarily a result of a larger percentage of commercial and consumer loans than in the prior period.

  Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $4,750,000 for the three-month period ended March 31, 1997 compared to $1,253,000 for the same period in 1996. The average balance of the investment portfolio was $277,409,000 with an average yield of 6.85% for the three-month period ended March 31, 1997 compared to an average balance of $75,764,000 with an average yield of 6.53% for the same period in 1996. The increase in average balance and the increase in yield was due to the purchase of investment and mortgage-backed securities to more fully leverage Patriot's capital.

  Interest on total deposits was $3,094,000 for the three-month periods ended March 31, 1997 compared to $2,308,000 in the same period in 1996. The average balance of total deposits was $259,727,000 with an average cost of 4.83% for the three-month period ended March 31, 1997 compared to an average balance of $203,336,000 with an average cost of 4.55% for the same period in 1996. The increase in average balance was primarily the result of the opening of four new Community banking offices, an emphasis placed on transaction based deposit products and growth in jumbo deposits.

  Interest on borrowings was $3,702,000 for the three-month period ended March 31, 1997 compared to $279,000 for the same period in 1996. The average balance of borrowings was $265,978,000 with an average cost of 5.64% for the three-month period ended March 31, 1997 compared to an average balance of $20,646,000 with a cost of 5.38% for the same period in 1996. The increase in average balance was due to the use of borrowings to fund the growth in the balance sheet. The increase in the cost of borrowings was the result of extending the maturity of borrowings and an increase in interest rates.

  PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses was $105,000 for the three-month period ended March 31, 1997 compared to $35,000 for the same period in 1996. The increase in the provision was due to an increase in loans and Patriot's increased emphasis on commercial and consumer lending offset by Patriot's high asset quality, low level of delinquencies and low level of non-performing assets. At March 31, 1997 Patriot's non-performing assets were
 .13% of total assets and all loans 30 days or more delinquent were .65% of total loans.

  NON-INTEREST INCOME. Total non-interest income was $225,000 for the three-month period ended March 31,1997 compared to $121,000 for the same periods in 1996. The increase in noninterest income is the result of gains on the sale of equity securities and an emphasis on increasing fee income.

  NON-INTEREST EXPENSE. Total non-interest expense was $2,373,000 for the three-month period ended March 31, 1997 compared to $1,744,000 for the same period in 1996. The increase in non-interest expense was the result of the growth of Patriot including staffing in four new community banking offices and one lending office, offset somewhat by operating efficiencies and cost-saving efforts. The ratio of non-interest expense to average assets improved to 1.65% for the three-month period ended March 31 1997 compared to 2.49% for the same period in 1996. The improvement in the overhead ratio reflects Patriot's emphasis on managing costs.

  INCOME TAX PROVISION. The income tax provision was $461,000 for the three-month period ended March 31, 1997 compared to $379,000 for the same period in 1996. The effective tax rate was 36.27% for 1997 compared to 39.40% for 1996.

Financial Condition

  LOAN PORTFOLIO. Patriot's primary loan products are fixed-rate and adjustable-rate mortgage loans and home equity loans on existing owner-occupied residential real estate. Patriot also offers residential construction loans, commercial loans and other consumer loans. In 1996, Patriot began offering commercial loans concentrating on small businesses within Patriot's local markets. At March 31, 1997 Patriot's total loan portfolio was $294,799,000, compared to a total loan portfolio of $280,184,000 at December 31, 1996. The increase in the loan portfolio was the result of aggressive marketing of commercial, consumer and residential mortgage loans. During the three-month period ended March 31, 1997, Patriot originated total loans of $34,345,000, compared to total loans originated of $11,905,000 for the same period in 1996.

  CASH AND CASH EQUIVALENTS. Cash and cash equivalents at March 31, 1997 were $2,799,000 compared to $6,853,000 at December 31, 1996.

  INVESTMENT AND MORTGAGE-BACKED SECURITIES. Investment securities consist primarily of U.S. agency securities, mortgage-backed securities which are generally insured or guaranteed by either FHLMC, FNMA or the GNMA and collateralized mortgage obligations.

  Total investment and mortgage-backed securities at March 31, 1997 were $282,684,000 compared to $231,858,000 at December 31, 1996. The increase in investment and mortgage-backed securities was due to the purchase of securities to more fully leverage Patriot's capital.

  OTHER ASSETS. Premises and equipment at March 31, 1997 was $8,292,000 compared to $7,724,000 at December 31, 1996. The increase was primarily due to the renovation of Patriot's corporate headquarters and Patriot's investment in technology related equipment and the opening of four new community banking offices and one lending office. Accrued interest receivable at March 31, 1997 was $3,249,000 compared to $2,649,000 at December 31, 1996. The increase is consistent with the growth in the loan and investment portfolios. Real estate owned at March 31, 1997 was $74,000 compared to $72,000 at December 31, 1996. Other assets at March 31, 1997 were $4,087,000 compared to $1,653,000 at December 31, 1996. The increase is primarily due to in intransit items related to increased lending volume.

  DEPOSITS. Deposits are primarily attracted from within Patriot's market area through the offering of various deposit instruments, including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Patriot also attracts jumbo certificates of deposit.

  Total deposits at March 31, 1997 were $266,280,000 compared to $239,514,000 at December 31, 1996. The increase was primarily the result of an emphasis placed on transaction based deposit products, four new community banking offices and growth in jumbo deposits.

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

  Total borrowings at March 31, 1997 were $275,244,000 compared to $231,595,000 at December 31, 1996. The increase in borrowings was due to the leveraging of Patriot's capital and growth of Patriot's loan portfolio.

  STOCKHOLDERS' EQUITY. Total stockholders' equity was $48,042,000 at March 31, 1997 compared to $53,117,000 at December 31, 1996. The decrease was primarily a result of the repurchase of 352,000 shares of common stock at a cost of $5,005,000.

Liquidity and Capital Resources

  LIQUIDITY. Patriot's primary sources of funds are deposits, principal and interest payments on loans, principle and interests payments on investment and mortgage-backed securities, FHLB advances and repurchase represents. While maturities and scheduled amortization of loans and investment and mortgage-backed securities are predictable sources of funds, deposit inflows and loan and mortgage-backed security prepayments are greatly influenced by economic conditions, general interest rates and competition. Therefore, Patriot manages its balance sheet to provide adequate liquidity based upon various economic, interest rate and competitive assumptions and in light of profitability measures.

  Patriot Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in cash and U.S. Treasury and other qualifying investments. Regulations currently in effect require Patriot Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. These levels are changed from time to time by the Office of Thrift Supervision (OTS) to reflect economic conditions. Patriot Bank's liquidity ratio at March 31, 1997 was 5.44%.

  During the three-month period ended March 31, 1997, significant liquidity was provided by financing activities, particularly borrowings and deposit growth. Maturities and sale of investment and mortgage-backed securities also provided significant liquidity during the three month period ended March 31, 1997. The funds provided by these activities were reinvested in new loans and investment and mortgage-backed securities to maintain an appropriate liquidity position.

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

  At March 31, 1997, Patriot Bank was classified as well capitalized and was in compliance with all capital requirements. The following table sets forth the capital ratios of Patriot Bank Corp., Patriot Bank and the current regulatory requirements at March 31, 1997:


                                                        Patriot Bank     Patriot
                                                           Corp.           Bank     Requirement
-----------------------------------------------------------------------------------------------
Tangible capital to tangible asset                         8.17%          5.70%        1.50%
Leverage (core) capital to tangible assets                 8.17           5.70         3.00
Leverage (core) capital to risk-adjusted assets           16.62          11.86         4.00
Risk-based capital to risk-adjusted assets                17.27          12.56         8.00


  Management of Interest Rate Risk

  The principal objective of Patriot's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given Patriot's business focus, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board approved guidelines. Through such management, Patriot seeks to reduce the vulnerability of its net interest income to changes in interest rates. Patriot monitors its interest rate risk as such risk relates to its operating strategies. Patriot's Board of Directors has established an Asset/Liability Committee comprised of senior management, which is responsible for reviewing its asset/liability and interest rate position and making decisions involving asset/liability considerations. The Asset/Liabillity Committee meets regularly and reports trends and PatriotOs interest rate risk position to the Board of Directors.

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

  Patriot has a significant amount of its earning assets invested in fixed-rate mortgage loans and fixed-rate mortgage-backed securities with contractual maturities greater than one year. Patriot has ipursued several actions designed to control its level of interest rate risk. These actions include increasing the percentage of the loan portfolio consisting of short-term and adjustable-rate loans through increased originations of these loans, acquiring short-term and adjustable-rate mortgage-backed securities, and undertaking to lengthen the maturities of deposits and borrowings. At March 31, 1997, Patriot's total interest-bearing liabilities maturing or repricing within one year exceeded its total net interest-earning assets maturing or repricing in the same time period by $44,327 representing a one-year cumulative "gap," as defined above, as a percentage of total assets of negative 7.46%.

                                                                            Page

PART II OTHER INFORMATION

  Item 1 LEGAL PROCEEDINGS

         There are various claims and lawsuits in which the Patriot is periodically involved incidental to the Patriot's business, which in the aggregate involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Company.

  Item 2 CHANGES IN SECURITIES

         Not applicable.

  Item 3 DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

  Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

  Item 5 OTHER INFORMATION

         Not applicable.

  Item 6 EXHIBITS AND REPORTS ON FORM 8-K.

         Not applicable.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   PATRIOT BANK CORP.
                                         ---------------------------------------
                                                     (Registrant)




Date     May 14, 1997                            /s/ Joseph W. Major
     ------------------------            ---------------------------------------
                                                   Joseph W. Major
                                          President and Chief Operating Officer



Date     May 14, 1997                            /s/ Richard A. Elko
      ------------------------           ---------------------------------------
                                                     Richard A. Elko
                                              Executive Vice President and
                                                 Chief Financial Officer