Form 10-Q/A
period 1997-03-31
PATRIOT BANK CORP
filed 1997-05-30
CIK 1000235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q/A


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


                                                                 Patriot Bank Corp. and Subsidiaries
                                                          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                                 (in thousands, except share data)

                                                                     March 31,        December 31,
--------------------------------------------------------------------------------------------------
                                                                       1997               1996
--------------------------------------------------------------------------------------------------
                                                                    (unaudited)          (note)
Assets
  Cash and due from banks                                           $  1,086           $  1,997
  Interest-earning deposits in other
   financial institutions                                              1,713              4,856
                                                                    --------           --------
     Total cash and cash equivalents                                   2,799              6,853
  Investment and mortgage-backed securities
   available for sale - at market value                              211,675            159,148
  Investment securities held to maturity (market value
   of $70,406 and $72,722 at March 31, 1997 and
   December 31, 1996, respectively)                                   71,009             72,710
  Loans receivable                                                   294,799            280,184
  Allowance for possible loan losses                                  (1,927)            (1,830)
  Premises and equipment, net                                          8,292              7,724
  Accrued interest receivable                                          3,249              2,649
  Real estate owned                                                       72                 74
  Other assets                                                         4,087              1,653
                                                                    --------           --------
     Total assets                                                   $594,055           $529,165
                                                                    ========           ========
Liabilities and stockholders' equity
  Deposits                                                          $266,280           $239,514
  Borrowings                                                         275,244            231,595
  Advances from borrowers for taxes and insurance                      3,062              2,499
  Other liabilities                                                    1,375              2,440
                                                                     -------            -------
   Total liabilities                                                 545,961            476,048
                                                                     -------            -------
  Preferred stock, $.01 par value, 2,000,000
   shares authorized, none issued                                          -                  -
  Common stock, $.01 par value, 10,000,000
   shares authorized, 4,683,594 shares issued
   at  3/31/97 and 12/31/96                                               47                 47
  Additional paid-in capital                                          49,014             49,014
  Common stock acquired by ESOP, 271,377
   shares at cost at 3/31/97 and 12/31/96                             (2,571)            (2,571)
  Common stock acquired by MRP, 160,644
   shares at amortized cost at 3/31/97 and 12/31/96                   (1,451)            (1,538)
  Retained earnings                                                   10,803             10,357
    Treasury stock, 578,092 and 226,147  shares at 3/31/97 and
     12/31/96 respectively                                            (7,522)            (2,517)
  Net unrealized appreciation (depreciation) on investment
   and mortgage-backed securities available
   for sale, net of taxes                                               (226)               325
                                                                    --------           --------
     Total stockholders' equity                                       48,094             53,117
                                                                    --------           --------
     Total liabilities and stockholders' equity                     $594,055           $529,165
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
                          ========      ======       =======      ========  ========   ======      ======      ========


Investment and Mortgage-Backed Securities Held to Maturity
Investment securities
  U.S. Treasury and
   government
   agency
   securities             $  1,665      $    3       $    31      $  1,637  $  1,911   $    -      $   19      $  1,892
   Corporate securities      2,503           9             5         2,507     2,506       27           -         2,533
Mortgage-backed
   securities
  Collateralized mortgage
   obligations
   FHLMC                     3,117           -            50         3,067         -        -           -             -
   FNMA                          -           -             -             -         -        -           -             -
   Other                    63,724           -           529        63,195    68,293      281         277        68,297
                          --------      ------        ------      --------  --------    ------     ------      --------
Total investment and
 mortgage-backed
 securities held to
 maturity                 $ 71,009      $   12       $   615      $ 70,406  $ 72,710   $  308      $  296      $ 72,722
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


  NET INTEREST INCOME. Net interest income for the three-month period ended March 31, 1997 was $3,524,000 compared to $2,619,000 for the same period in 1996. This increase is primarily due to an increase in average balances. PatriotOs net interest margin (net interest income as a percentage of average interest-earning assets) was 2.43% for the three-month period ended March 31, 1997 compared to 3.58% for the same period in 1996.


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


  Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $4,750,000 for the three-month period ended March 31, 1997 compared to $1,253,000 for the same period in 1996. The average balance of the investment portfolio was $277,409,000 with an average yield of 6.85% for the three-month period ended March 31, 1997 compared to an average balance of $75,764,000 with an average yield of 6.62% for the same period in 1996. The increase in average balance and the increase in yield was due to the purchase of investment and mortgage-backed securities to more fully leverage Patriot's capital.


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

  OTHER ASSETS. Premises and equipment at March 31, 1997 was $8,292,000 compared to $7,724,000 at December 31, 1996. The increase was primarily due to the renovation of Patriot's corporate headquarters and Patriot's investment in technology related equipment and the opening of four new community banking offices and one lending office. Accrued interest receivable at March 31, 1997 was $3,249,000 compared to $2,649,000 at December 31, 1996. The increase is consistent with the growth in the loan and investment portfolios. Real estate owned at March 31, 1997 was $72,000 compared to $74,000 at December 31, 1996. Other assets at March 31, 1997 were $4,087,000 compared to $1,653,000 at December 31, 1996. The increase is primarily due to in intransit items related to increased lending volume.


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

  At March 31, 1997, Patriot Bank was classified as well capitalized and was in compliance with all capital requirements. The following table sets forth the capital ratios of Patriot Bank Corp., Patriot Bank and the current regulatory requirements at March 31, 1997:


                                                        Patriot Bank     Patriot
                                                           Corp.           Bank     Requirement
-----------------------------------------------------------------------------------------------
Tangible capital to tangible asset                         8.06%          5.70%        1.50%
Leverage (core) capital to tangible assets                 8.06           5.70         3.00
Leverage (core) capital to risk-adjusted assets           16.47          11.86         4.00
Risk-based capital to risk-adjusted assets                17.13          12.56         8.00


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




Date     May 29, 1997                            /s/ Joseph W. Major
     ------------------------            ---------------------------------------
                                                   Joseph W. Major
                                          President and Chief Operating Officer



Date     May 29, 1997                            /s/ Richard A. Elko
      ------------------------           ---------------------------------------
                                                     Richard A. Elko
                                              Executive Vice President and
                                                 Chief Financial Officer