Form 10-Q
period 1997-06-30
PATRIOT BANK CORP
filed 1997-08-14
CIK 1000235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1997

                                          or

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,629,574 shares of common stock, par value $.01 per share, were outstanding as of August 1, 1997.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                      INDEX


                                                                                     Page
                                                                                     ----

PART I   FINANCIAL INFORMATION

       Item 1  FINANCIAL STATEMENTS

               Consolidated Statements of Financial Condition at June 30, 1997
               and December 31, 1996

               Consolidated Statements of Income for the Three-Month and Six-Month Periods ended June 30, 1997 and 1996

               Consolidated Statements of Cash Flows for the Six-Month Periods ended June 30, 1997 and 1996

               Notes to Consolidated Financial Statements

       Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               OPERATIONS AND FINANCIAL CONDITION

PART II  OTHER INFORMATION

       Items 1 through 6


SIGNATURES

                       Patriot Bank Corp. and Subsidiaries
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                        (in thousands, except share data)

                                                                                 June 30,                December 31,
---------------------------------------------------------------------------------------------------------------------

                                                                                   1997                      1996
---------------------------------------------------------------------------------------------------------------------
                                                                                (unaudited)                 (note)
Assets
   Cash and due from banks                                                      $    921                   $  1,997
   Interest-earning deposits in other
     financial institutions                                                        2,960                      4,856
                                                                                --------                   --------

       Total cash and cash equivalents                                             3,881                      6,853

   Investment and mortgage-backed securities
     available for sale - at market value                                        259,056                    159,148
   Investment securities held to maturity (market value
     of $68,943 and $72,722 at June 30, 1997 and
     December 31, 1996, respectively)                                             69,134                     72,710
   Loans receivable                                                              345,286                    280,184
   Allowance for possible loan losses                                             (2,041)                    (1,830)
   Premises and equipment, net                                                     8,739                      7,724
   Accrued interest receivable                                                     3,993                      2,649
   Real estate owned                                                                 172                         74
   Other assets                                                                   10,795                      1,653
                                                                                --------                   --------

       Total assets                                                             $699,015                   $529,165
                                                                                ========                   ========

Liabilities and stockholders' equity

   Deposits                                                                     $283,331                   $239,514
   Borrowings                                                                    342,416                    231,595
   Advances from borrowers for taxes and insurance                                 3,733                      2,499
   Other liabilities                                                               1,509                      2,440
                                                                                --------                   --------

     Total liabilities                                                           630,989                    476,048
                                                                                --------                   --------

   Trust Preferred Corporation-obligated mandatory
     redeemable capital securities of subsidiary
     trust holding solely subordinated debentures
     of Patriot Bank Corp. ("Trust Preferred Securities")                         18,525                         --
                                                                                --------                   --------

   Preferred stock, $.01 par value, 2,000,000
     shares authorized, none issued                                                   --                         --
   Common stock, $.01 par value, 10,000,000
     shares authorized, 4,683,594 shares issued
     at 6/30/97 and 12/31/96                                                          47                         47
   Additional paid-in capital                                                     49,014                     49,014
   Common stock acquired by ESOP, 271,377
     shares at cost at 6/30/97 and 12/31/96                                       (2,571)                    (2,571)
   Common stock acquired by MRP, 160,644
     shares at amortized cost at 3/31/97 and 12/31/96                             (1,364)                    (1,538)
   Retained earnings                                                              11,263                     10,357
    Treasury stock, 607,092 and 226,147 shares at 6/30/97 and
     12/31/96 respectively                                                        (7,979)                    (2,517)
   Net unrealized appreciation on investment
     and mortgage-backed securities available
     for sale, net of taxes                                                        1,091                        325
                                                                                --------                   --------

       Total stockholders' equity                                                 49,501                     53,117
                                                                                --------                   --------

       Total liabilities and stockholders' equity                               $699,015                   $529,165
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

                       Patriot Bank Corp. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except for share data)


                                                Three-Month Period Ended June 30,        Six-Month Period Ended June 30,
------------------------------------------------------------------------------------------------------------------------

                                                    1997                1996                1997                1996
------------------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)
Interest income
   Interest-earning deposits                       $    30            $    19             $   116             $    69
   Investment and mortgage-backed securities         4,986              2,504               9,680               3,757
   Loans                                             6,307              4,339              11,848               8,242
                                                   -------            -------             -------             -------
       Total interest income                        11,323              6,862              21,644              12,068
                                                   -------            -------             -------             -------

Interest expense

   Deposits                                          3,272              2,358               6,366               4,666
   Borrowings                                        4,458              1,510               8,161               1,788
                                                   -------            -------             -------             -------

       Total interest expense                        7,730              3,868              14,527               6,454
                                                   -------            -------             -------             -------

       Net interest income before

              provision for possible loan losses     3,593              2,994               7,117               5,614

Provision for possible loan losses                     120                 80                 225                 115
                                                   -------            -------             -------             -------

       Net interest income after

         provision for loan losses                   3,473              2,914               6,892               5,499

Non-interest income

   Service fees, charges and other operating
     income                                            161                119                 300                 240

   Gain (loss) on sale of real estate acquired through
       foreclosure                                      (9)                12                  (9)                 12
   Gain on sale of investment and
       mortgage-backed securities
       available for sale                              104                 --                 190                  --
                                                   -------            -------             -------             -------
       Total non-interest income                       256                131                 481                 252
                                                   -------            -------             -------             -------

Non-interest expense

   Salaries and employee benefits                    1,667              1,041               3,100               1,925
   Occupancy and equipment                             450                195                 878                 408
   Federal deposit insurance premiums                  116                114                 271                 231
   Data processing                                      42                105                  90                 195
   Advertising                                         125                134                 249                 209
   Deposit processing                                   76                 60                 137                 123
   Other operating expenses                             45                279                 169                 581
                                                   -------            -------             -------             -------

       Total non-interest expense                    2,521              1,928               4,894               3,672
                                                   -------            -------             -------             -------

Income before income taxes                           1,208              1,117               2,479               2,079

Income taxes                                           370                439                 832                 819
                                                   -------            -------             -------             -------

     Net income                                    $   838             $  678             $ 1,647             $ 1,260
                                                   =======             ======             =======             =======

Earnings per share                                 $  .210             $ .158             $  .411             $  .300
                                                   =======             ======             =======             =======

Dividends per share                                $   .09           $    .02             $   .17             $   .05
                                                   =======            =======             =======             =======




The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                        Six-Month Period Ended June 30,
-----------------------------------------------------------------------------------------------------------------------

                                                                                        1997                    1996
-----------------------------------------------------------------------------------------------------------------------
                                                                                                  (unaudited)

Operating activities
   Net income                                                                       $   1,647               $   1,260
   Adjustments to reconcile net income to net cash provided
       by operating activities
     Amortization and accretion of
       Deferred loan origination fees                                                    (154)                   (288)
       Premiums and discounts                                                             120                      (4)
         Management recognition plan                                                      174                      21
        Provision for possible loan losses                                                225                     115
     Gain on sale of investment and mortgage-backed securities                              9                     (12)
       Gain on the sale of AFS investments                                                190                      --
     Depreciation of premises and equipment                                               357                      86
     Deferred income taxes                                                                (22)                    144
     Increase in accrued interest receivable                                           (1,344)                   (827)
     Increase in other assets                                                          (9,333)                   (765)
     (Decrease) increase in other liabilities                                            (931)                    820
                                                                                    ---------               ---------

       Net cash provided (used) by operating activities                                (9,062)                    550
                                                                                    ---------               ---------

Investing activities
   Loan originations and principal payments on loans, net                             (65,092)                (38,309)
   Proceeds from the maturity of investment and
     mortgage-backed securities - available for sale                                    4,186                   5,468
   Proceeds from the maturity of investment and
     mortgage-backed securities - held to maturity                                      3,576                   2,519
   Proceeds from the sale of investment and mortgage-
     backed securities - available for sale                                               719                      --
   Purchase of investment and mortgage-backed
     securities - available for sale                                                 (104,151)                (57,779)
   Purchase of investment and mortgage-backed
     securities - held to maturity                                                                            (70,308)
    Proceed from sale of real estate owned                                                 30                      53
   Purchase of premises and equipment                                                  (1,372)                 (1,236)
                                                                                    ---------               ---------

       Net cash (used in) provided by investing activities                           (162,104)               (159,592)
                                                                                    ---------               ---------

Financing activities
   Net increase in deposits                                                         $  43,817               $  17,070
   Net proceeds from short-term borrowings                                             85,821                  99,900
   Net proceeds from long-term borrowings                                              25,000                  30,000
   Net Proceeds from trust preferred stock                                             18,525                      --
   Advances from borrowers for
     taxes and insurance                                                                1,234                   1,194
   Cash paid for dividends                                                               (741)                   (302)
    Purchase of treasury stock                                                         (5,462)                     --
                                                                                    ---------               ---------

     Net cash provided by financing activities                                        168,194                 147,862
                                                                                    ---------               ---------

   Net decrease in cash and cash equivalents                                           (2,972)                (11,180)

Cash and cash equivalents at beginning of period                                        6,853                  18,556
                                                                                    ---------               ---------

Cash and cash equivalents at end of period                                          $   3,881               $   7,376
                                                                                    =========               =========

Supplemental disclosures

Cash paid for interest on deposits was $6,335 and $4,671 for the six-month periods ended June 30, 1997 and 1996, respectively. Cash paid for income taxes was $1,060 and $745 for the six-month periods ended June 30, 1997 and 1996, respectively. Transfers from loans to real estate owned were $139 and $0 for the six-month periods ended June 30, 1997 and 1996, respectively.

The accompanying notes are an integral part of these statements.

PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 1997


Note 1 - General

   The accompanying financial statements of Patriot Bank Corp. and Subsidiaries ("Patriot") include the accounts of the parent company, Patriot Bank Corp. and its wholly-owned subsidiaries, Patriot Bank and Patriot Investment Company. All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the six-month period ended June 30, 1997 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1996.

Note 2 - Earnings Per Share

   Earnings per share has been calculated on a fully diluted basis. Weighted average shares outstanding during the six month periods ended June 30, 1997 and 1996 were 4,012,000 and 4,197,000.

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

June 30, 1997

Note 3 - Investment And Mortgage-Backed Securities

The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows:


-----------------------------------------------------------------------------------------------------------------------
                                          June 30, 1997                                  December 31, 1996
-----------------------------------------------------------------------------------------------------------------------
                           Amortized  Unrealized   Unrealized     Fair      Amortized Unrealized    Unrealized     Fair
                             cost       gain          loss       value        cost   appreciation  depreciation   value
-----------------------------------------------------------------------------------------------------------------------
                                                                  (in thousands)
Investment and Mortgage-Backed Securities Available for Sale
Investment securities
   U.S. Treasury and
     government
     agency
     securities           $  4,819    $      --    $     42    $  4,644    $  5,023     $    --    $    33     $  4,990
   Corporate securities     14,992           --          --      14,992          --          --         --           --
    Equity securities       47,038        2,030          --      49,068      23,797         695         --       24,492


Mortgage-backed
     securities
   FHLMC                    12,937          141           1      13,077      14,582         149          22      14,709
   FNMA                     22,844          157         183      22,818      25,118         150         144      25,124
   GNMA                     13,966          314          --      14,280      14,498         253          --      14,751
Collateralized mortgage
  Obligations
   FHLMC                    53,662           89         200      53,551      37,928           7         296      37,639
   FNMA                     81,763            2         427      81,338      31,654          13         165      31,502
   Other                     5,497           --         209       5,288       5,976          --          35       5,941
                          --------    ---------    --------    --------    --------     -------     -------    --------
   Total Investment
     and mortgage-
     backed securities
     available for sale   $257,385    $   2,733    $  1,062    $259,056    $158,576     $ 1,267       $ 695    $159,148
                          ========    =========    ========    ========    ========     =======       =====    ========




Investment and Mortgage-Backed Securities Held to Maturity
Investment securities
   U.S. Treasury and
     government
     agency
     securities            $ 1,665    $       3       $   24   $  1,644     $ 1,911     $    --       $  19    $  1,892
     Corporate securities  $ 2,502    $      20       $   --   $  2,522     $ 2,506     $    27       $  --    $  2,533
Mortgage-backed
     securities
   Collateralized mortgage
     obligations
   FNMA                      3,034           --          28       3,006          --          --          --          --
   Other                    61,933           36         198      61,771      68,293         281         277      68,297
                          --------    ---------    --------    --------     -------     -------      ------    --------

Total investment and
 mortgage-backed
 securities held to
 maturity                $  69,134    $      59    $    250    $ 68,943     $72,710     $   308      $  296    $ 72,722
                         =========    =========    ========    ========     =======     =======      ======    ========

Note 4 - Loans Receivable

   Loans receivable are summarized as follows:


                                                           June 30,               December 31,
-------------------------------------------------------------------------------------------------------------------
                                                             1997                     1996
-------------------------------------------------------------------------------------------------------------------
                                                                      (in thousands)
   Real estate loans
     First mortgages secured by one- to four-family
       residences                                         $245,597                 $192,518
     Home equity and second mortgage                        75,537                   72,480
     Construction                                            1,107                    3,210
     Multi-family and commercial                            21,967                   11,822
                                                          --------                 --------
                                                           344,209                  280,030
     Consumer loans                                          3,252                    2,546
                                                          --------                 --------

     Total loans receivable                                347,461                  282,576
       Less deferred loan origination fees                  (2,175)                  (2,392)
                                                          --------                 --------

       Total loans receivable, net                        $345,286                 $280,184
                                                          ========                 ========


Note 5 - Deposits



   Deposits are summarized as follows:

                                                           June 30,               December 31,
-------------------------------------------------------------------------------------------------------------------
Deposit type                                                 1997                     1996
-------------------------------------------------------------------------------------------------------------------
                                                                    (in thousands)

NOW                                                       $ 21,829                  $ 17,842

Money market                                                44,290                    33,411

Savings accounts                                            28,466                    27,712

Non-interest-bearing demand                                  3,435                     3,432
                                                          --------                  --------

   Total demand, transaction, money
      market and savings deposits                           98,020                    82,397

Certificates of deposits                                   185,311                   157,117
                                                          --------                  --------

   Total deposits                                         $283,331                  $239,514
                                                          ========                  ========


Note 6 - Trust Preferred Offering

    On June 5, 1997 Patriot Bank Corp issued 19 million of 10.30% of junior subordinated deferable interest debentures (the "debentures") to Patriot
Capital Trust I (the "Trust") a Delaware business trust, in which Patriot Bank Corp. owns all of the common equity. The debentures are the sole asset of the Trust. The Trust issued 19 million of preferred securities to investors. The Company's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust's obligations under the preferred securities. Although the debentures will be treated as debt of Patriot Bank Corp., they currently qualify for tier 1 capital treatment in an amount up to 25% of total tier 1 capital. The preferred securities are redeemable by Patriot Bank Corp. on or after June 1, 2007 or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as tier 1 capital is no longer permitted or certain other contingencies arise. The preferred must be redeemed upon maturity of the debentures on June 1, 2027.

Note 7 - Charter Conversion

    On May 22, 1997 Patriot Bank completed its conversion from a federally chartered savings bank to a state chartered commercial bank. Effective with the charter conversion Patriot Bank's regulators will change from the OTS to the State of Pennsylvania and FDIC. This change will have no significant effect on the financial condition or results of operation of Patriot Bank.

Note 8 - Stock repurchase

      On June 26, 1997 Patriot Bank Corp. announced a tender offer to purchase up to 750,000 outstanding shares of its common stock, $.01 par value per share. Patriot Bank Corp. will determine the single per share price of not in excess of $18.00 nor less than $16.50 per share net to the seller in cash (the "Purchase Price") that it will pay for shares validly tendered pursuant to this offer. The offer, proration period and withdrawal rights expired at 5:00 P.M. eastern time on Monday, July 28, 1997, at which time Patriot repurchased approximately 449,000 shares at $18.00 per share.

Note 9 - Subsequent Events

      On August 8, 1997 Patriot announced that it had entered into a nonbinding letter of intent to sell certain deposits at a 7.5% premium and the physical facility of its Community Banking Office in Topton, PA. The Topton Community Banking Office services approximately $11,600,000 in deposits at June 30, 1997. The sale is subject to regulatory approval and is expected to be completed during the fourth quarter of 1997.

PATRIOT BANK CORP. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

June 30, 1997

   General. Patriot Bank Corp. and subsidiaries (Patriot) reported earnings per share of $.21 and net income of $838,000 for the three-month period ended
June 30, 1997. This represents an increase of 32.9% over earnings per share of $.16 and net income of $678,000 for the three month period ended June 30, 1996. Earnings per share reported for the six-month period ended June 30,1997 was $.41 with net income of $1,647,000 compared with $.30 per share and net income of $1,260,000 for the six-month period ended June 30, 1996 return on average equity of 6.94%, for the three-month period ended June 30, 1997 compared to 5.05% for the three-month period ended June 30, 1996.

   Net Interest Income. Net interest income for the three-month and six-month periods ended June 30, 1997 was $3,593,000 and $7,117,000 compared to $2,994,000 and $5,614,000 for the same periods in 1996. This increase is primarily due to an increase in average balances. Patriot's net interest margin (net interest income as a percentage of average interest-earning assets) was 2.39% for the six-month period ended June 30, 1997 compared to 3.45% for the same period in 1996.

   Interest on loans was $6,307,000 and $11,848,000 for the three-month and six-month periods ended June 30, 1997 compared to $4,339,000 and $8,242,000 for the same periods in 1996. The average balance of loans was $302,311,000 with an average yield of 7.85% for the six-month period ended June 30, 1997 compared to an average balance of $206,866,000 with an average yield of 7.98% for the same period in 1996. The increase in average balance is due to the aggressive marketing of commercial, consumer and residential mortgage loans. The decrease in average yield is primarily a result of a larger percentage adjustable and shorter term of mortgage loans than in the prior period.

   Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $4,986,000 and $9,680,000 for the three-month and six-month periods ended June 30, 1997 compared to $2,504,000 and $3,757,000 for the same periods in 1996. The average balance of the investment portfolio was $284,989,000 with an average yield of 6.89% for the six-month period ended June 30, 1997 compared to an average balance of $114,311,000 with an average yield of 6.57% for the same period in 1996. The increase in average balance and the increase in yield was due to the purchase of investment and mortgage-backed securities to more fully leverage Patriot's capital.

   Interest on total deposits was $3,272,000 and $6,366,000 for the three-month and six-month periods ended June 30, 1997 compared to $2,358,000 and $4,666,000 for the same periods in 1996. The average balance of total deposits was $265,333,000 with an average cost of 4.84% for the six-month period ended June 30, 1997 compared to an average balance of $207,514,000 with an average cost of 4.51% for the same period in 1996. The increase in average balance was primarily the result of the opening of four new Community banking offices, an emphasis placed on transaction based deposit products and growth in jumbo deposits.

   Interest on borrowings was $4,458,000 and $8,161,000 for the three-month and six-month periods ended June 30, 1997 compared to $1,510,000 and $1,788,000 for the same periods in 1996. The average balance of borrowings was $286,846,000 with an average cost of 5.74% for the six-month period ended June 30, 1997 compared to an average balance of $64,701,000 with a cost of 5.53% for the same period in 1996. The increase in average balance was due to the use of borrowings to fund the growth in the balance sheet. The increase in the cost of borrowings was the result of extending the maturity of certain borrowings, issuance of trust preferred subordinated debt borrowings, and an increase in interest rates.

   Provision for Possible Loan Losses. The provision for possible loan losses was $120,000 and $225,000 for the three-month and six-month periods ended June 30, 1997 compared to $80,000 and $115,000 for the same periods in 1996. The increase in the provision was due to an increase in loans and Patriot's increased emphasis on commercial and consumer lending offset by Patriot's high asset quality, low level of delinquencies and low level of non-performing assets. At June 30, 1997 Patriot's non-performing assets were .13% of total assets and all loans 30 days or more delinquent were .41% of total loans.

   Non-Interest Income. Total non-interest income was $256,000 and $481,000 for the three-month and six-month periods ended June 30,1997 compared to $131,000 and $252,000 for the same periods in 1996. The increase in noninterest income is the result of gains on the sale of investment securities available for sale and an emphasis on increasing fee income.

   Non-Interest Expense. Total non-interest expense was $2,521,000 and $4,894,000 for the three-month and six-month periods ended June 30, 1997 compared to $1,928,000 and $3,672,000 for the same periods in 1996. The increase in non-interest expense was the result of the growth of Patriot including staffing in four new community banking offices and one lending office, offset somewhat by operating efficiencies and cost-saving efforts. The ratio of non-interest expense to average assets improved to 1.63% for the six-month period ended June 30 1997 compared to 2.23% for the same period in 1996. The improvement in the overhead ratio reflects Patriot's emphasis on managing costs.

   Income Tax Provision. The income tax provision was $370,000 and $832,000 for the three-month and six-month periods ended June 30, 1997 compared to $439,000 and $819,000 for the same periods in 1996. The effective tax rate was 33.56% for 1997 compared to 39.40% for 1996. The decrease is a result of tax planning.

Financial Condition

   Loan Portfolio. Patriot's primary loan products are fixed-rate and adjustable-rate mortgage loans and home equity loans on existing owner-occupied residential real estate. Patriot also offers residential construction loans, commercial loans and other consumer loans. In 1996, Patriot began offering commercial loans concentrating on small businesses within Patriot's local markets. At June 30, 1997 Patriot's total loan portfolio was $345,286,000, compared to a total loan portfolio of $280,184,000 at December 31, 1996. The increase in the loan portfolio was the result of aggressive marketing of commercial, consumer and residential mortgage loans. During the six-month period ended June 30, 1997, Patriot originated total loans of $102,151,000, compared to total loans originated of $60,564,000 for the same period in 1996.

   Cash and Cash Equivalents. Cash and cash equivalents at June 30, 1997 were $3,881,000 compared to $6,853,000 at December 31, 1996.

   Investment and Mortgage-Backed Securities. Investment securities consist primarily of U.S. agency securities, mortgage-backed securities which are generally insured or guaranteed by either FHLMC, FNMA or the GNMA and collateralized mortgage obligations.

   Total investment and mortgage-backed securities at June 30, 1997 were $328,190,000 compared to $231,858,000 at December 31, 1996. The increase in investment and mortgage-backed securities was due to the purchase of securities to more fully leverage Patriot's capital.

   Other Assets. Premises and equipment at June 30, 1997 was $8,739,000 compared to $7,724,000 at December 31, 1996. The increase was primarily due to the renovation of Patriot's corporate headquarters and Patriot's investment in technology related equipment and the opening of four new community banking offices and two lending offices. Accrued interest receivable at June 30, 1997 was $3,993,000 compared to $2,649,000 at December 31, 1996. The increase is consistent with the growth in the loan and investment portfolios. Real estate owned at June 30, 1997 was $172,000 compared to $74,000 at December 31, 1996. Other assets at March 31, 1997 were $10,796,000 compared to $1,653,000 at December 31, 1996. The increase is primarily due to in intransit items related to increased lending volume.

   Deposits. Deposits are primarily attracted from within Patriot's market area through the offering of various deposit instruments, including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Patriot also attracts jumbo certificates of deposit.

   Total deposits at June 30, 1997 were $283,331,000 compared to $239,514,000 at December 31, 1996. The increase was primarily the result of an emphasis placed on transaction based deposit products, four new community banking offices and growth in jumbo deposits.

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

   Total borrowings at June 30, 1997 were $360,941,000 compared to $231,595,000 at December 31, 1996. The increase in borrowings was due to the purchase of investment securities.

   Stockholders' Equity. Total stockholders' equity was $49,501,000 at June 30, 1997 compared to $53,117,000 at December 31, 1996. The decrease was primarily a result of the repurchase of 381,000 shares of common stock at a cost of $5,462,000.

Liquidity and Capital Resources

   Liquidity. Patriot's primary sources of funds are deposits, principal and interest payments on loans, principle and interests payments on investment and mortgage-backed securities, FHLB advances and repurchase agreements. While maturities and scheduled amortization of loans and investment and mortgage-backed securities are predictable sources of funds, deposit inflows and loan and mortgage-backed security prepayments are greatly influenced by economic conditions, general interest rates and competition. Therefore, Patriot manages its balance sheet to provide adequate liquidity based upon various economic, interest rate and competitive assumptions and in light of profitability measures.

   During the six-month period ended June 30, 1997, significant liquidity was provided by financing activities, particularly borrowings and deposit growth. Maturities and sale of investment and mortgage-backed securities also provided significant liquidity during the six-month period ended June 30, 1997. The funds provided by these activities were reinvested in new loans and investment and mortgage-backed securities to maintain an appropriate liquidity position.

   Capital Resources. FDIC regulations currently require financial institutions to maintain a minimum leverage capital ratio of not less than 3% of tier 1 capital to total adjusted assets and not less than 4% of risk-adjusted assets, and a minimum risk-based capital ratio (based upon credit risk) of not less than 8%. The FDIC requires a minimum leverage capital requirement of 3% for Financial Institutions rated composite 1 under the CAMEL rating system. For all other Financial Institutions, the minimum leverage capital requirement is 3% plus at least an additional 100 to 200 basis points.

   At June 30, 1997, Patriot Bank's capital ratios compare favorably to the minimum required amounts of Tier 1 and total capital to "risk weighted" assets and the minimum Tier 1 leverage ratio as defined by banking regulators. The following table sets forth the capital ratios of Patriot Bank Corp., Patriot Bank and the current regulatory requirements at June 30, 1997:

                                       Patriot Bank      Patriot
                                          Corp.            Bank     Requirement
--------------------------------------------------------------------------------

Tier 1 leverage ratio
                                           9.59%           5.32%         3.00%
Tier 1 risk based ratio
                                          16.66            9.22          4.00
Total  risk-based ratio
                                          17.93            9.78          8.00

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

   Patriot has a significant amount of its earning assets invested in fixed-rate mortgage loans and fixed-rate mortgage-backed securities with contractual maturities greater than one year. Patriot has pursued several actions designed to control its level of interest rate risk. These actions include increasing the percentage of the loan portfolio consisting of short-term and adjustable-rate loans through increased originations of these loans, acquiring short-term and adjustable-rate mortgage-backed securities, and undertaking to lengthen the maturities of deposits and borrowings. At June 30, 1997, Patriot's total interest-bearing liabilities maturing or repricing within one year exceeded its total net interest-earning assets maturing or repricing in the same time period by $50,215 representing a one-year cumulative "gap," as defined above, as a percentage of total assets of negative 7.18%.

                                                                                              Page
                                                                                              ----

PART II       OTHER INFORMATION

       Item 1     LEGAL PROCEEDINGS

                  There are various claims and lawsuits in which the Patriot
                  Bank Corp is periodically involved incidental to the Patriot's business, which in the aggregate involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Company.

       Item 2     CHANGES IN SECURITIES

                  Not applicable.

       Item 3     DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

       Item 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its Annual Meeting of Shareholders on April 24, 1997. At the said meeting 4,305,432 shares of Common Stock were eligible to vote, of which 2,700,560 shares were present in person or by proxy. The following matters were voted upon at the Annual Meeting and the number of affirmative votes, negative votes and abstentions with respect to the matters are as follows:

1. At the Annual Meeting, three directors were elected for three year terms. The nominees were John H. Diehl, Samuel N. Landis and Joseph W. Major.

                       For            %       Withheld     %

John H. Diehl       2,692,108       99.7        8,452     0.3
Samuel N. Landis    2,691,668       99.7        8,892     0.3
Joseph W. Major     2,692,328       99.7        8,232     0.3

The names of each of the directors whose term of office continued after the Annual Meeting and their respective term expirations are as follows:

            Larry V. Thren      1998
            James B. Elliot     1998
            Gary N. Gieringer   1999
            Leonard A. Huff     1999

2. The ratification of the appointment of Grant Thornton LLP as independent auditors of Patriot Bank Corp. for the fiscal year ending December 31, 1997.

             For        %        Against      %       Abstain      %

          2,687,716    99.5       8,904      0.3       3,940      0.1



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

                  Exhibit 3.1  Certificate of Incorporation of Patriot Bank
                               Corp.*

                  Exhibit 3.2  Bylaws of Patriot Bank Corp.*

                  Exhibit 27   Financial Data Schedule
                               (filed herewith)

                  (b) Reports filed on Form 8K
                      Report on Form 8K dated May 29, 1997 contained a press release announcing the charter conversion from a federally chartered savings bank to a state chartered commercial bank.

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




                                                    PATRIOT BANK CORP.
                                           ------------------------------------
                                                       (Registrant)





Date   August 14, 1997
     ------------------------              ------------------------------------
                                                      Joseph W. Major
                                           President and Chief Operating Officer



Date   August 14, 1997
     ------------------------              ------------------------------------
                                                      Richard A. Elko
                                               Executive Vice President and
                                                  Chief Financial Officer