Form 10-Q/A
period 1997-06-30
PATRIOT BANK CORP
filed 1997-09-09
CIK 1000235

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


                                       Patriot Bank      Patriot
                                          Corp.            Bank     Requirement
- --------------------------------------------------------------------------------

Tier 1 leverage ratio
                                           9.59%           5.52%         3.00%
Tier 1 risk based ratio
                                          16.56%           9.57%         4.00%
Total  risk-based ratio
                                          17.81%          10.13%         8.00%

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




                                                    PATRIOT BANK CORP.
                                           ------------------------------------
                                                       (Registrant)





Date   September 9, 1997
     ------------------------              ------------------------------------
                                                      Joseph W. Major
                                           President and Chief Operating Officer



Date   September 9, 1997
     ------------------------              ------------------------------------
                                                      Richard A. Elko
                                               Executive Vice President and
                                                  Chief Financial Officer