Form 10-Q
period 1997-09-30
PATRIOT BANK CORP
filed 1997-11-14
CIK 1000235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________


                         Commission File Number 0-26744

                               PATRIOT BANK CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        232820537
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

High and Hanover Streets, Pottstown, Pennsylvania                    19464-9963
-------------------------------------------------                    ----------
    (Address of principal executive offices)                         (Zip Code)

                                 (610) 323-1500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                        |X| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,358,468 shares of common stock, par value $.01 per share, were outstanding as of November 1, 1997.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                      INDEX


                                                                            Page


PART I FINANCIAL INFORMATION

     Item 1 FINANCIAL STATEMENTS

          Consolidated Statements of Financial Condition at
          September 30, 1997 and December 31, 1996

          Consolidated Statements of Income for the Three-Month
          and Nine-Month Periods ended September 30, 1997 and
          1996

          Consolidated Statements of Cash Flows for the
          Nine-Month Periods ended September 30, 1997 and 1996

          Notes to Consolidated Financial Statements

     Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION


PART II OTHER INFORMATION

     Items 1 through 6


SIGNATURES

                       Patriot Bank Corp. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (in thousands, except share data)

                                                                            September 30,  December 31,
-------------------------------------------------------------------------------------------------------
                                                                                1997          1996
-------------------------------------------------------------------------------------------------------
                                                                             (unaudited)     (note)
Assets

   Cash and due from banks                                                    $  2,056      $  1,997
   Interest-earning deposits in other
     financial institutions                                                     11,377         4,856
                                                                              --------      --------

       Total cash and cash equivalents                                          13,433         6,853

   Investment and mortgage-backed securities
     available for sale - at market value                                      336,252       159,148
   Investment securities held to maturity (market value
     of $65,410 and $72,722 at September 30, 1997 and
     December 31, 1996, respectively)                                           65,324        72,710
   Loans held for sale                                                           4,718           --
   Loans receivable                                                            394,071       280,184
   Allowance for possible loan losses                                           (2,246)       (1,830)
   Accrued interest receivable                                                   5,019         2,649
   Real estate owned                                                               149            74
   Premises and equipment, net                                                   8,746         7,724
   Other assets                                                                  2,020         1,653
                                                                              --------      --------
       Total assets                                                           $827,486      $529,165
                                                                              ========      ========

Liabilities and stockholders' equity

   Deposits                                                                   $293,411      $239,514
   Borrowings                                                                  466,854       231,595
   Advances from borrowers for taxes and insurance                               2,117         2,499
   Other liabilities                                                             3,210         2,440
                                                                              --------      --------
     Total liabilities                                                         765,592       476,048
                                                                              --------      --------



   Trust Preferred Corporation-obligated
     mandatory redeemable capital securities of
     subsidiary trust holding solely subordinated
     debentures of Patriot Bank Corp. ("Trust
     Preferred Securities")                                                     18,406          --
                                                                              --------      --------

   Preferred stock, $.01 par value, 2,000,000
     shares authorized, none issued                                               --            --
   Common stock, $.01 par value, 10,000,000
     shares authorized, 5,626,423 shares issued
     at  September 30, 1997 and December 31, 1996                                   56            47
   Additional paid-in capital                                                   59,761        49,014
   Common stock acquired by ESOP, 370,216
     shares at cost at September 30, 1997 and December 31, 1996                 (2,571)       (2,571)
   Common stock acquired by MRP, 198,883
     shares at amortized cost at September 30, 1997 and December 31, 1996       (1,377)       (1,538)
   Retained earnings                                                             1,137        10,357
    Treasury stock, 1,267,955 and 271,736  shares at September 30, 1997 and
     December 31, 1996 respectively                                            (16,071)       (2,517)
   Net unrealized appreciation on investment
     and mortgage-backed securities available
     for sale, net of taxes                                                      2,553           325
                                                                              --------      --------

       Total stockholders' equity                                               43,488        53,117
                                                                              --------      --------

       Total liabilities and stockholders' equity                             $827,486      $529,165
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

                       Patriot Bank Corp. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except for share data)

                                                    Three-Month Period      Nine-Month Period
                                                    Ended September 30,     Ended September 30,
-----------------------------------------------------------------------------------------------
                                                      1997       1996        1997        1996
-----------------------------------------------------------------------------------------------
                                                                    (unaudited)
Interest income

   Interest-earning deposits                        $     47   $     23    $    136    $     91
   Investment and mortgage-backed securities           6,395      3,492      16,102       7,249
   Loans                                               7,304      4,909      19,152      13,152
                                                    --------   --------    --------    --------
       Total interest income                          13,746      8,424      35,390      20,492
                                                    --------   --------    --------    --------

Interest expense

   Deposits                                            3,456      2,501       9,822       7,167
   Borrowings                                          6,687      2,693      14,847       4,481
                                                    --------   --------    --------    --------
       Total interest expense                         10,143      5,194      24,669      11,648
                                                    --------   --------    --------    --------

       Net interest income before
              provision for possible  loan losses      3,603      3,230      10,271       8,844

Provision for possible loan losses                       235         90         460         205
                                                    --------   --------    --------    --------
       Net interest income after
         provision for loan losses                     3,368      3,140      10,261       8,639

Non-interest income

   Service fees, charges and other operating
     income                                              245        124         545         364

    Mortgage banking gains                                88       --          --          --
    Gain on sale of real estate acquired through
       foreclosure                                      --            4          (9)         16
   Gain on sale of investment and mortgage-backed
       securities                                        242       --           432        --
                                                    --------   --------    --------    --------
       Total non-interest income                         575        128       1,056         380
                                                    --------   --------    --------    --------

Non-interest expense

   Salaries and employee benefits                      1,795      1,165       4,896       3,091
   Occupancy and equipment                               472        241       1,351         632
   Federal deposit insurance premiums                     42      1,454          89       1,609
   Data processing                                        41         98         130         293
   Advertising                                            97        105         347         314
   Deposit processing                                     83         61         320         184
   Other operating expenses                              329        257         721         930
                                                    --------   --------    --------    --------
       Total non-interest expense                      2,859      3,381       7,754       7,053
                                                    --------   --------    --------    --------
Income before income taxes                             1,084       (113)      3,563       1,966
Income taxes                                             253        (20)      1,084         799
                                                    --------   --------    --------    --------
     Net income                                     $    831   $    (93)   $  2,479    $  1,167
                                                    ========   ========    ========    ========
Earnings per share                                  $   0.20   $  (0.02)   $    .53    $    .02
                                                    ========   ========    ========    ========
Dividends per share                                 $   0.08   $   0.47    $    .22    $    .09
                                                    ========   ========    ========    ========



The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                                            Nine-Month Period
                                                                                                           Ended September 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       1997                   1996
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               (unaudited)
Operating activities
   Net income                                                                                      $   2,481              $   1,167
   Adjustments to reconcile net income to net cash provided
       by operating activities
     Amortization and accretion of
       Deferred loan origination fees                                                                   (145)                  (367)
       Premiums and discounts                                                                             70                    (30)
       Management recognition plan                                                                       262                    108
     Provision for possible loan losses                                                                  460                    205
     Loss (Gain) on sale of Real Estate Owned                                                              9                    (16)
     Gains on Mortgage Banking                                                                           (88)                  --
     Gain on the sale of AFS investments                                                                (432)                  --
     Depreciation of premises and equipment                                                              746                    162
     Increase (Decrease) in Deferred income taxes                                                        458                   (105)
     Increase in accrued interest receivable                                                          (2,370)                (1,264)
     Increase in other assets                                                                         (1,807)                  (289)
     Increase in other liabilities                                                                       770                  2,355
                                                                                                   ---------              ---------
       Net cash provided (used) by operating activities                                                  414                    550
                                                                                                   ---------              ---------

Investing activities
   Loan originations and principal payments on loans, net                                           (123,500)               (70,037)
   Proceeds from the sale of loans                                                                     4,963                   --
   Proceeds from the maturity of investment and
     mortgage-backed securities - available for sale                                                  13,179                 13,002
   Proceeds from the maturity of investment and
     mortgage-backed securities - held to maturity                                                     6,386                  4,158
   Proceeds from the sale of investment and
     mortgage-backed securities - available for sale                                                   1,327                   --
   Purchase of investment and mortgage-backed
     securities - available for sale                                                                (187,036)              (111,854)
   Purchase of investment and mortgage-backed
     securities - held to maturity                                                                      --                  (66,498)
   Proceed from sale of real estate owned                                                                 35                    131
   Purchase of premises and equipment                                                                 (1,768)                (3,224)
                                                                                                   ---------              ---------
       Net cash (used in) provided by investing activities                                          (286,414)              (234,322)
                                                                                                   ---------              ---------

Financing activities
   Net increase in deposits                                                                        $  53,897              $  18,234
   Net proceeds from short-term borrowings                                                           195,059                173,500
   Proceeds from long-term borrowings                                                                 40,200                 30,000
   Proceed from Trust Preffered Stock                                                                 18,406                   --
   Decrease in advances from borrowers for
     taxes and insurance                                                                                (382)                  (691)
   Cash paid for dividends                                                                            (1,046)                  (614)
   Purchase of treasury stock                                                                        (13,554)                (2,517)
                                                                                                   ---------              ---------
     Net cash provided by financing activities                                                       292,580                217,912
                                                                                                   ---------              ---------

   Net decrease in cash and cash equivalents                                                           6,580                (14,484)

Cash and cash equivalents at beginning of period                                                       6,853                 18,556
                                                                                                   ---------              ---------
Cash and cash equivalents at end of period                                                         $  13,433              $   4,072
                                                                                                   =========              =========



Supplemental disclosures

Cash paid for interest on deposits was $10,203 and $7,170 for the nine-month periods ended September 30, 1997 and 1996, respectively. Cash paid for income taxes was $1,460 and $1,161 for the nine-month periods ended September 30, 1997 and 1996, respectively. Transfers from loans to real estate owned were $139 and $0 for the nine-month peiords ended September 30, 1997 and 1996, respectively.


The accompanying notes are an integral part of these statements.

PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 1997


Note 1 - General

     The accompanying financial statements of Patriot Bank Corp. and Subsidiaries ("Patriot") include the accounts of the parent company, Patriot Bank Corp. and its wholly-owned subsidiaries, Patriot Bank and Patriot Investment Company. All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the nine-month period ended September 30, 1997 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1996.

Note 2 - Earnings Per Share

     On September 22, 1997 Patriot paid a special 20% stock dividend to stockholders of record on September 8, 1997. Earnings per share has been calculated on a fully diluted basis and has been adjusted for the special 20% stock dividend. Weighted average shares outstanding during the nine month periods ended September 30, 1997 and 1996 were 4,718,000 and 5,028,000.

     The FASB has issued SFAS No. 128, Earnings per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 1997

Note 3 - Investment And Mortgage-Backed Securities

     The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows:


-----------------------------------------------------------------------------------------------------------------------------------
                                                     September 30, 1997                              December 31, 1996
-----------------------------------------------------------------------------------------------------------------------------------
                                       Amortized   Unrealized  Unrealized     Fair     Amortized  Unrealized    Unrealized   Fair
                                          cost        gain        loss        value       cost   appreciation  depreciation  value
                                       ---------   ----------  ----------     -----    --------- ------------  ------------  -----
                                                                  (in thousands)
Investment and Mortgage-Backed Securities Available for Sale
Investment securities
   U.S. Treasury and
     government
     agency
     securities                         $  7,634    $     24    $   --      $  7,658    $  5,023    $   --      $     33    $  4,990
   Corporate securities                   16,993           7        --        17,000        --          --          --          --
   Equity securities                      49,834       3,380          27      53,187      23,797         695        --        24,492

Mortgage-backed
   securities
   FHLMC                                  12,415         199        --        12,614      14,582         149          22      14,709
   FNMA                                   21,437         230         106      21,561      25,118         150         144      25,124
   GNMA                                   13,356         390        --        13,746      14,498         253        --        14,751
Collateralized mortgage
   Obligations
   FHLMC                                  86,215         172          86      86,301      37,928           7         296      37,639
   FNMA                                  119,313         128         342     119,099      31,654          13         165      31,502
   Other                                   5,135        --            49       5,086       5,976        --            35       5,941
                                        --------    --------    --------    --------    --------    --------    --------    --------
   Total Investment
     and mortgage-
     backed securities
     available for sale                 $332,332    $  4,530    $    610    $336,252    $158,576    $  1,267    $    695    $159,148
                                        ========    ========    ========    ========    ========    ========    ========    ========


Investment and Mortgage-Backed Securities Held to Maturity
Investment securities
   U.S. Treasury and
     government
     agency
     securities                         $  1,165    $   --      $      9    $  1,156    $  1,911    $   --      $     19    $  1,892
     Corporate securities               $  2,502    $     27    $   --      $  2,529    $  2,506    $     27    $   --      $  2,533
Mortgage-backed
   securities
   Collateralized mortgage
     obligations
     FHLMC                                  --          --          --          --          --          --          --          --
     FNMA                                  2,401        --            92       2,309        --          --          --          --
     Other                                59,256         191          31      59,416      68,293         281         277      68,297
                                        --------    --------    --------    --------    --------    --------    --------    --------
   Total investment and
     mortgage-backed
     securities held
     to maturity                        $ 65,324    $    217    $    132    $ 65,410    $ 72,710    $    308    $    296    $ 72,722
                                        ========    ========    ========    ========    ========    ========    ========    ========

Note 4 - Loans Receivable

     Loans receivable are summarized as follows:

                                                     September 30,  December 31,
--------------------------------------------------------------------------------
                                                         1997           1996
--------------------------------------------------------------------------------
                                                            (in thousands)
   Real estate loans
     First mortgages secured by one- to
       four-family residences                         $ 284,153       $ 192,518
     Home equity and second mortgages                    76,400          72,480
     Construction                                         1,825           3,210
     Multi-family and commercial                         30,160          11,822
                                                      ---------       ---------
                                                        392,538         280,030
     Consumer loans                                       3,650           2,546
                                                      ---------       ---------
     Total loans receivable                             396,188         282,576
       Less deferred loan origination fees               (2,117)         (2,392)
                                                      ---------       ---------
       Total loans receivable, net                    $ 394,071       $ 280,184
                                                      =========       =========


Note 5 - Deposits

     Deposits are summarized as follows:

                                                     September 30,  December 31,
--------------------------------------------------------------------------------
Deposit type                                             1997           1996
--------------------------------------------------------------------------------
                                                            (in thousands)

NOW                                                   $  20,744       $  17,842

Money market                                             47,598          33,411

Savings accounts                                         26,764          27,712

Non-interest-bearing demand                               4,756           3,432
                                                      ---------       ---------
   Total demand, transaction, money
      market and savings deposits                        99,862          82,397

Certificates of deposits                                193,549         157,117
                                                      ---------       ---------
   Total deposits                                     $ 293,411       $ 239,514
                                                      =========       =========

Note 6 - Stock repurchase

     On July 28, 1997 Patriot completed a tender offer and repurchased 539,444 shares at $15.00 per share as adjusted for the special 20% stock dividend paid on September 22, 1997.

Note 7 - Branch Sale

     On August 8, 1997 Patriot announced that it had entered into a nonbinding letter of intent to sell approximately $10.9 million of deposits at a 7.5% premium and the physical facility of its Community Banking Office in Topton, PA. The sale has received regulatory approval and is expected to be completed by the end of 1997. Patriot expects to recognize a gain from the sale of the deposits and the physical facility of approximately $850,000

Note 8 - Reporting Comprehensive Income

     In June 1997, the FASB has issued SFAS No. 130, "Reporting of Comprehensive Income", which is effective for years beginning after December 15, 1997. This new standard requires entities presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and income, expenses, gains, and losses that bypass the income statement and are reported directly in a separate component of equity. Patriot is currently evaluating SFAS No. 130 and does not foresee any issues that would prevent compliance and implementation of SFAS No. 130.

Note 9 - Disclosures about Segments of an Enterprise and Related Information

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for all periods beginning after December 15, 1997. SFAS 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. Patriot is currently evaluating SFAS No. 131 and does not foresee any issues that would prevent compliance and implementation of SFAS No. 131.

Note 10 - Prior period results (SAIF Assessment)

     On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "Funds Act") became law. The Funds Act among other things imposed a special one time assessment on SAIF member institutions, including Patriot Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of
65.7 basis points on SAIF assessable deposits held as of March 31, 1995. The special assessment was recognized as an expense in the third quarter of 1996 and was tax deductable. Patriot Bank recorded a special after-tax charge of $836,000 ($1,338,000 before tax) as a result of the FDIC special assessment.

PATRIOT BANK CORP. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

September 30, 1997

     In addition to historical information, this discussion and analysis contains forward-looking statements. The foward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to those discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Patriot undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

     General. Patriot Bank Corp. and subsidiaries (Patriot) reported earnings per share of $.20 and net income of $831,000 for the three-month period ended September 30, 1997. This represents an increase of 34% over earnings per share of $.15 and net income of $743,000 for the three month period ended September 30, 1996. Earnings per share reported for the nine-month period ended September 30,1997 was $.53 with net income of $2,479,000 compared with $.39 per share and net income of $2,003,000 for the nine-month period ended September 30, 1996. Return on average equity was 7.38%, for the three-month period ended September 30, 1997 compared to 5.63%, for the three-month period ended September 30, 1996. Results for 1996 exclude a special after-tax charge representing the special deposit insurance assessment levied against all SAIF member financial institutions by the FDIC to recapitalize its SAIF fund.

     Net Interest Income. Net interest income for the three-month and nine-month periods ended September 30, 1997 was $3,603,000 and $10,721,000 compared to $3,230,000 and $8,844,000 for the same periods in 1996. This increase is primarily due to an increase in average balances. Patriot's net interest margin (net interest income as a percentage of average interest-earning assets) was 2.42% for the nine-month period ended September 30, 1997 compared to 3.18% for the same period in 1996.

     Interest on loans was $7,304,000 and $19,152,000 for the three-month and nine-month periods ended September 30, 1997 compared to $4,909,000 and $19,152,000 for the same periods in 1996. The average balance of loans was $327,399,000 with an average yield of 7.80% for the nine-month period ended September 30, 1997 compared to an average balance of $221,641,000 with an average yield of 7.92% for the same period in 1996. The increase in average balance is due to the aggressive marketing of commercial, consumer and residential mortgage loans. The decrease in average yield is primarily a result of a larger percentage of adjustable and shorter term mortgage loans than in the prior period.

     Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $6,395,000 and $16,102,000 for the three-month and nine-month periods ended September 30, 1997 compared to $3,492,000 and $7,249,000 for the same periods in 1996. The average balance of the investment portfolio was $314,441,000 with an average yield of 7.32% for the nine-month period ended September 30, 1997 compared to an average balance of $146,301,000 with an average yield of 6.61% for the same period in 1996. The increase in average balance and the increase in yield was due to the purchase of investment and mortgage-backed securities to more fully leverage Patriot's capital.

     Interest on total deposits was $3,456,000 and $9,822,000 for the three-month and nine-month periods ended September 30, 1997 compared to $2,501,000 and $7,167,000 for the same periods in 1996. The average balance of total deposits was $270,806,000 with an average cost of 4.85% for the nine-month period ended September 30, 1997 compared to an average balance of $211,615,000 with an average cost of 4.51% for the same period in 1996. The increase in average balance was primarily the result of the opening of four new Community banking offices, an emphasis placed on transaction based deposit products and growth in jumbo deposits.

     Interest on borrowings was $6,687,000 and $14,847,000 for the three-month and nine-month periods ended September 30, 1997 compared to $2,693,000 and $4,481,000 for the same periods in 1996. The average balance of borrowings was $339,641,000 with an average cost of 5.84% for the nine-month period ended September 30, 1997 compared to an average balance of $107,761,000 with a cost of 5.53% for the same period in 1996. The increase in average balance was due to the use of borrowings to fund the growth in the balance sheet. The increase in the cost of borrowings was the result of extending the maturity of borrowings and an increase in interest rates.

     Provision for Possible Loan Losses. The provision for possible loan losses was $235,000 and $460,000 for the three-month and nine-month periods ended September 30, 1997 compared to $90,000 and $205,000 for the same periods in 1996. The increase in the provision was due to an increase in loans and Patriot's increased emphasis on commercial and consumer lending offset by Patriot's high asset quality, low level of delinquencies and low level of non-performing assets. At September 30, 1997 Patriot's non-performing assets were .11% of total assets and all loans 30 days or more delinquent were .39% of total loans.

     Non-Interest Income. Total non-interest income was $575,000 and $1,056,000 for the three-month and nine-month periods ended September 30,1997 compared to $128,000 and $380,000 for the same periods in 1996. The increase in noninterest income is the result of mortgage banking gains and the sale of investment securities available for sale and emhasis on increasing fee income.

     Non-Interest Expense. Total non-interest expense was $2,859,000 and $7,754,000 for the three-month and nine-month periods ended September 30, 1997 compared to $3,381,000 and $7,053,000 for the same periods in 1996. Overhead in the third quarter 1996 included a special charge of $1,338,000 representing the special deposit insurance assessment levied against all SAIF member financial institutions by the FDIC to recapitalize its SAIF fund. The increase in non-interest expense was the result of the growth of Patriot including staffing in four new community banking offices and two lending offices, offset somewhat by operating efficiencies and cost-saving efforts. The ratio of non-interest expense to average assets improved to 1.55% for the nine-month period ended September 30 1997 compared to 2.01% for the same period in 1996 (excluding the special charge). The improvement in the overhead ratio reflects Patriot's emphasis on managing costs.

     Income Tax Provision. The income tax provision was $253,000 and $1,084,000 for the three-month and nine-month periods ended September 30, 1997 compared to $(20,000) and $799,000 for the same periods in 1996. The effective tax rate was 30.42% for 1997 compared to 40.64% for 1996. The decrease is a result of the purchase of certain tax exempt investments and a reduction in state income tax due to the conversion of Patriot Bank's charter.


Financial Condition

     Loan Portfolio. Patriot's primary loan products are fixed-rate and adjustable-rate mortgage loans and home equity loans on existing owner-occupied residential real estate. Patriot also offers residential construction loans, commercial loans and other consumer loans. In 1996, Patriot began offering commercial loans concentrating on small businesses within Patriot's local markets. At September 30, 1997 Patriot's total loan portfolio was $394,071,000, compared to a total loan portfolio of $280,184,000 at December 31, 1996. The increase in the loan portfolio was the result of aggressive marketing of commercial, consumer and residential mortgage loans. During the nine-month period ended September 30, 1997, Patriot originated total loans of $68,321,000, compared to total loans originated of $40,500,000 for the same period in 1996.

     Cash and Cash Equivalents. Cash and cash equivalents at September 30, 1997 were $13,433,000 compared to $6,853,000 at December 31, 1996.

     Investment and Mortgage-Backed Securities. Investment securities consist primarily of U.S. agency securities, mortgage-backed securities which are generally insured or guaranteed by either FHLMC, FNMA or the GNMA and collateralized mortgage obligations.

     Total investment and mortgage-backed securities at September 30, 1997 were $401,576,000 compared to $231,858,000 at December 31, 1996. The increase in investment and mortgage-backed securities was due to the purchase of securities to more fully leverage Patriot's capital.

     Other Assets. Premises and equipment at September 30, 1997 was $8,746,000 compared to $7,724,000 at December 31, 1996. The increase was primarily due to the renovation of Patriot's corporate headquarters and Patriot's investment in technology related equipment and the opening of four new community banking offices and two lending office. Accrued interest receivable at September 30, 1997 was $5,019,000 compared to $2,649,000 at December 31, 1996. The increase is consistent with the growth in the loan and investment portfolios. Real estate owned at September 30, 1997 was $149,000 compared to $74,000 at December 31, 1996. Other assets at March 31, 1997 were $2,020,000 compared to $1,653,000 at December 31, 1996.

     Deposits. Deposits are primarily attracted from within Patriot's market area through the offering of various deposit instruments, including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Patriot also attracts jumbo certificates of deposit.

     Total deposits at September 30, 1997 were $293,411,000 compared to $239,514,000 at December 31, 1996. The increase was primarily the result of an emphasis placed on transaction based deposit products, four new community banking offices and growth in jumbo deposits.

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

     Total borrowings at September 30, 1997 were $466,854,000 compared to $231,595,000 at December 31, 1996. The increase in borrowings was due to the leveraging of Patriot's capital and growth of Patriot's loan portfolio.

     Stockholders' Equity. Total stockholders' equity was $43,488,000 at September 30, 1997 compared to $53,117,000 at December 31, 1996. The decrease was primarily a result of the repurchase of 997,000 shares of common stock at a cost of $13,554,000.


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

     During the nine-month period ended September 30, 1997, significant liquidity was provided by financing activities, particularly borrowings and deposit growth. Maturities and sale of investment and mortgage-backed securities also provided significant liquidity during the nine-month period ended September 30, 1997. The funds provided by these activities were reinvested in new loans and investment and mortgage-backed securities to maintain an appropriate liquidity position.

     At September 30, 1997, Patriot Bank Corp's and Patriot Bank's and capital ratios exceeded all well-capitalized ratios as defined by the appropriate regulatory authority. The following table sets forth the capital ratios of Patriot Bank Corp., Patriot Bank and the current regulatory requirements at September 30, 1997:


                           Patriot Bank         Patriot
                               Corp.              Bank        Well Capitalized
--------------------------------------------------------------------------------
Tier 1 leverage ratio           7.05%             5.32%             5.00%
Tier 1 risk based ratio        13.16             10.05              6.00
Total risk-based ratio         14.85             10.62             10.00

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

     Patriot has a significant amount of its earning assets invested in fixed-rate mortgage loans and fixed-rate mortgage-backed securities with contractual maturities greater than one year. Patriot has pursued several actions designed to control its level of interest rate risk. These actions include increasing the percentage of the loan portfolio consisting of short-term and adjustable-rate loans through increased originations of these loans, acquiring short-term and adjustable-rate mortgage-backed securities, and undertaking to lengthen the maturities of deposits and borrowings. At September 30, 1997, Patriot's total interest-bearing liabilities maturing or repricing within one year exceeded its total net interest-earning assets maturing or repricing in the same time period by $67,767 representing a one-year cumulative "gap," as defined above, as a percentage of total assets of negative 8.19%.

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

          Exhibit 3.1 Certificate of Incorporation of Patriot Bank
          Corp.*

          Exhibit 3.2 Bylaws of Patriot Bank Corp.*

          Exhibit 27 Financial Data Schedule
            (filed herewith)

          (b) Not Applicable

-----------------------

* Incorporated herein by reference into this document from the exhibits to Form S-1, Registration Statement, filed on September 1, 1995 as amended Registration No. 33-96530.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                       PATRIOT BANK CORP.
                                                  -----------------------------
                                                          (Registrant)




Date      November 14, 1997                            /s/Joseph W. Major
     ---------------------------                  -----------------------------
                                                          Joseph W. Major
                                                           President and
                                                      Chief Operating Officer



Date      November 14, 1997                             /s/Richard A. Elko
     ---------------------------                  -----------------------------
                                                           Richard A. Elko
                                                    Executive Vice President and
                                                       Chief Financial Officer