Form 10-K405
period 1997-12-31
PATRIOT BANK CORP
filed 1998-03-19
CIK 1000235

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                   Annual report pursuant to Section 13 of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

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

         Yes _X_     No ___.

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $66,001,803 and is based upon the last sales price as quoted on The Nasdaq Stock Market for March 10, 1998.

As of March 10, 1998, the Registrant had 4,355,876 shares outstanding (excluding treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                      INDEX

PART I                                                                     PAGE
                                                                           ----

Item 1.    Business

Item 2.    Properties.

Item 3.    Legal Proceedings

Item 4.    Submission of Matters to a Vote of Security Holders

Item 4A.   Executive Officers of the Registrant

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters

Item 6.    Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.   Quantitative and Qualitative Disclosures About
           Market Risk

Item 8.    Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10.   Directors and Executive Officers of the
           Registrant

Item 11.   Executive Compensation

Item 12.   Security Ownership of Certain Beneficial
           Owners and Management

Item 13.   Certain Relationships and Related
           Transactions

PART IV

Item 14.   Exhibits, Financial Statement Schedules
           and Reports on Form 8-K

SIGNATURES

Item 1.  Business

General

     Patriot Bank Corp. (the "Company") is a Delaware corporation and is the holding company for Patriot Bank (the "Bank") and Patriot Investment Company ("PIC"). The Company is a bank holding company and is subject to regulation by the Board of Governors of the Federal Reserve System (the "FRB"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC"). The Company's executive offices are located at the administrative offices of the Bank at High and Hanover Streets, Pottstown, Pennsylvania 19464.

     The Bank was originally chartered in 1938. In 1991, the Bank's predecessor converted from a federally-chartered mutual savings bank to a Pennsylvania-chartered mutual savings bank and changed its name to Patriot Savings Bank. In August 1995, the Bank converted from a Pennsylvania-chartered mutual savings bank to a federally-chartered mutual savings bank. On December 1, 1995, the Company acquired the Bank as part of the Bank's conversion from a mutual to stock form of ownership (the "Conversion"). In connection with the Conversion, the Bank changed its name to Patriot Bank. On May 23, 1997, the Bank converted to a Pennsylvania-chartered commercial bank. The Bank conducts business through its network of 13 community banking offices located in Montgomery, Berks, Lehigh, Northampton and Chester Counties, Pennsylvania. The Bank's deposits are insured up to the maximum allowable by the Savings Insurance Fund ("SAIF") administered by the FDIC. At December 31, 1997, the Bank had total assets of $809.1 million, deposits of $289.6 million and stockholder's equity of $43.3 million.

     The Bank is a community-oriented financial services provider whose business primarily consists of attracting retail deposits from the general public and small businesses and originating commercial, consumer, and mortgage loans in the Bank's market area. In addition to its lending activities, the Bank also invests in investment and mortgage-backed securities. The Bank uses advances from the Federal Home Loan Bank of Pittsburgh ("FHLB") and repurchase agreements as sources of funds.

     The Bank's revenues are derived principally from interest on loans, interest on investment and mortgage-backed securities and other fees and service charges. The Bank's primary sources of funds are deposits, FHLB advances, repurchase agreements, interest on loans and investment and mortgage-backed securities and principal repayments.

     PIC is a Delaware investment corporation that was incorporated by the Company on September 10, 1996. Its primary business consists of maintaining an investment portfolio. At December 31, 1997, PIC had total assets of $49.7 million, liabilities of $26.5 million, and stockholder's equity of $23.2 million.

Market Area and Competition

     The Company is located approximately 45 miles northwest of Philadelphia, Pennsylvania and its market consists primarily of Montgomery, Berks, Lehigh, Northampton, Bucks, and Chester counties, Pennsylvania. The segment of the markets served by the Company is primarily industrially oriented and demographically is comprised of middle income and upper income households.

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

Subsidiary Activities

     The Company has two wholly-owned subsidiaries: The Bank and PIC. The Bank has three wholly-owned subsidiaries: Marathon Management Company, Inc. ("Marathon"), Patriot Financial Center, Inc. ("PBFC"), and Patriot Commercial Leasing Co., Inc. ("PCLC"). Marathon provides title insurance services through a joint venture partnership. At December 31, 1997, Marathon had total assets of $170,000. PBFC markets certain nondeposit investment products. At December 31, 1997, PBFC had total assets of $10,000. PCLC is a commercial leasing company. At December 31, 1997, PCLC had total assets of $2.3 million.

Personnel

     As of December 31, 1997, the Bank had 133 full-time and 19 part-time employees, none of whom was covered by a collective bargaining agreement. Management believes that the Bank has good relations with its employees and there are no pending or threatened labor disputes with its employees.

Regulation and Supervision

     General. The Company, as a bank holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the FRB under the Bank Holding Company Act, as amended (the "BHCA"). In addition, the activities of Pennsylvania-chartered commercial banks, such as the Bank, are governed by the Pennsylvania Banking Code and the Federal Deposit Insurance Act ("FDI Act").

     The Bank is subject to extensive regulation, examination and supervision by the Pennsylvania Department of Banking ("PDB"), as its primary regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the PDB and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other banking institutions. The PDB and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the FRB, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to banking institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

     Holding Company Regulation. The Company is a bank holding company registered under the BHCA. As a bank holding company, the Company's activities and those of the Bank are limited to the business of banking and activities closely related or incidental to banking.

     The BHCA prohibits a bank holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another banking institution or holding company thereof, without prior written approval of the FRB; acquiring or retaining, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the BHCA; or acquiring or retaining control of a depository institution that is not insured by the FDIC.

     Under FRB policy, a bank holding company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support the bank, i.e., to downstream funds to the bank. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of its subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

     Capital Requirements. The FRB adopted risk-based capital guidelines for bank holding companies, such as the Company. The required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8.0%. At least half of the total capital is required to be "Tier 1 capital," consisting principally of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance.

     In addition to the risk-based capital guidelines, the FRB established minimum leverage ratio (Tier 1 capital to average total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. The Company is in compliance with these guidelines. The Bank is subject to similar capital requirements also adopted by the FRB.

     The risk-based capital standards are required to take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities.

     Under the FRB prompt corrective action regulations, the FRB is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a bank holding company is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I
(core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least

5%, and it is not subject to any order or directive by the FRB to meet a specific capital level. A bank holding company generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A bank holding company that has lower ratios of capital are categorized as "undercapitalized," "significantly under capitalized," or "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the FRB within 45 days of the date a bank receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The FRB could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. At December 31, 1997, the Company was "well capitalized."

     Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF"), (the deposit insurance fund that covers most commercial bank deposits), are statutorily required to maintain a 1.25% of insured reserve deposits ratio. Both the BIF and the SAIF currently exceed the 1.25% ratio. Therefore, most institutions, including the Bank, presently pay no deposit insurance premiums. The FDIC must assess deposit insurance premiums if the 1.25% ratio is not met, and may impose premiums on under capitalized or unsafe institutions.

     While most banks do not pay deposit insurance, all institutions are assessed for payment of the FICO bonds. Through 1999, BIF deposits are assessed for FICO payments at a rate that is one-fifth of the rate assessed on SAIF deposits. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The FDIC resets the FICO assessment rate every six months. The current annual rate is 1.26 basis points for BIF deposits, and 6.3 basis points for SAIF deposits.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Loans to One Borrower. Applicable regulations limit the dollar amount of loans that the Bank may have outstanding to any one borrower, or group of affiliated borrowers, to 15% of the capital and surplus of the Bank. As of December 31, 1997, this limitation was equal to $6.5 million. There are exceptions from the limitation for certain secured loans, depending upon the amount and type of collateral.

     Limitation on Capital Distributions. Dividend payments by the Bank to the Company are subject to the Pennsylvania Banking Code of 1965, the Federal Reserve Act, and the FDI Act. Under the Pennsylvania Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FDI Act, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, the Bank would be limited to approximately $17.9 million of dividends in 1998 plus an additional amount equal to the Bank's net profit for 1998, up to the date of any such dividend declaration.

     State and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. Adherence to such standards further limits the ability of the Bank to pay dividends to the Company.

     Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Law"), amended various federal banking laws to provide for nationwide interstate banking, interstate bank mergers and interstate branching. The interstate banking provisions allow for the acquisition by a bank holding company of a bank located in another state.

     Interstate bank mergers and branch purchase and assumption transactions were allowed effective June 1, 1997; however, states were permitted to "opt-out" of the merger and purchase and assumption provisions by enacting a law which specifically prohibited such interstate transactions. States could have, in the alternative, enacted legislation to allow interstate merger and purchase and assumption transactions prior to June 1, 1997. States could also enact legislation to allow for de novo interstate branching by out of state banks. In July 1995, Pennsylvania adopted "opt-in" legislation which allows such transactions.

     Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the Bank. The aggregate amount of covered transactions with all affiliates is limited to 20% of the Bank's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, banks are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no bank may purchase the securities of any affiliate other than a subsidiary.

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

     Enforcement. Under the FDI Act, the FDIC has primary enforcement responsibility over state nonmember banks and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Federal law also establishes criminal penalties for certain violations.

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

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). During fiscal 1997, the Federal Reserve Board regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $47.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $47.8 million, the reserve requirement is $1.434 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the FDIC.

Federal and State Taxation

Federal Taxation

     General. The Company and its subsidiaries report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company. For its 1997 taxable year, the Company is subject to a maximum federal income tax rate of 35%.

     Bad Debt Reserves. As a commercial bank, the Bank is permitted to recognize bad debt expense based on actual experience. Prior to its conversion to a commercial bank in May 1997, the Bank was a thrift institution. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the "Code") were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the "PTI Method") or (ii) the Experience Method. The reserve for nonqualifying loans was computed using the Experience Method.

     The Small Business Job Protection Act of 1996 (the "1996 Act") requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. The 1996 Act repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (those generally exceeding $500 million in assets) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

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

State Taxation

     Commonwealth of Pennsylvania. Prior to the Bank's conversion to a Pennsylvania chartered commercial bank, the Bank was subject to the Mutual Thrift Institutions Tax ("MTIT"), an excise tax imposed on certain financial institutions (including savings institutions having capital stock) for the privilege of doing business in Pennsylvania. The MTIT equals 11.5% of an institution's "annual taxable net income" determined in accordance with generally accepted accounting principles with certain modifications. Financial institutions subject to the MTIT are exempt from all other corporate taxes imposed by Pennsylvania.

     The Bank is now subject to a "Bank Shares Tax" which is imposed on every bank having capital stock located within Pennsylvania. The Bank Shares Tax is based on the value of the bank's shares as of the preceding January 1st. The taxable amount is computed by adding the book value of capital stock paid in, the book value of the surplus and the book value of undivided profits, and then deducting from that total an amount equal to the percentage that the book value of the bank's federal obligations and state obligations bears to the book value of the bank's total assets. This value is calculated on the basis of the current year and the preceding five years, but, if a bank has not been in existence for six years, the taxable amount is computed by adding the value for the number of years that the bank has been in existence and dividing the resulting sum by that number of years. The Bank Shares Tax rate is 1.25% of the taxable amount. Banks subject to the Bank Shares Tax are exempt from all other corporate taxes imposed by Pennsylvania.

     Corporations doing business in Pennsylvania and not subject to the MTIT or Bank Shares Tax are subject to Pennsylvania Corporate Net Income Tax ("CNIT"). The CNIT is an annual excise tax and is measured by the Corporation's taxable income as determined under the Code. When a domestic or foreign corporation's entire business is not transacted wholly within Pennsylvania, such taxable income must allocated and apportioned to determine that portion subject to the CNIT. The CNIT rate is 9.99%. Pennsylvania also subjects such corporations to the Pennsylvania Capital Stock and Franchise Tax.

     At the start of 1997, the Bank was subject to the MTIT. After the Bank's conversion to a Pennsylvania-chartered commercial bank, the Bank ceased to be subject to the MTIT and the Bank will file its final MTIT return. The Bank is now subject to the Bank Shares Tax. The January 1st share value of the Bank may be averaged to include preceding years if Pennsylvania treats the conversion consistent with a foreign corporation commencing business in Pennsylvania.

     The Company is subject to the Pennsylvania CNIT and the Pennsylvania Capital Stock and Franchise Tax because it is a foreign corporation doing business in Pennsylvania. The Company's Pennsylvania CNIT is calculated on an unconsolidated basis and adjusted to reflect the appropriate allocation and apportionment requirements. The Company is not subject to the MTIT or Bank Shares Tax.

     State of Delaware Taxation. The Delaware Tax Code excludes from Delaware corporate income taxation any corporation which limits its activities to the maintenance and management of intangible investments within the State of Delaware. This exception for Delaware "holding companies" applies to the Company as long as its sole activity in the State of Delaware is the maintenance and management of its subsidiary investments including the Bank and PIC. The Company is, however, required to file annual reports and pay fees to the State of Delaware. PIC is not subject to Delaware corporate income tax as an investment company.

Item 2. Properties

     The Bank has 13 banking offices, three (3) of which are located in Montgomery County, four (4) of which are located in Berks County, three (3) of which are located in Lehigh County, one (1) of which is located in Northampton County, one (1) which is located in Chester County, and one (1) of which is located in Bucks County, Pennsylvania. The Bank owns 6 and leases 7 of the banking office properties.

Item 3. Legal Proceedings

     The Company is a defendant in various legal actions arising from normal business activities. Management believes that those actions are either without merit or that the ultimate liability, if any, resulting from such actions will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 4A. Executive Officers of the Registrant

     Certain information, including principal occupation during the past five years, relating to the principal executive officers of the Company, as of March 10, 1998, is set forth below:

          Gary N. Gieringer - Age 57. Mr. Gieringer was elected Chairman of the Board and Chief Executive Officer of the Company in August 1995. Prior thereto, Mr. Gieringer served as President and Chief Executive Officer of the Bank.

          Joseph W. Major - Age 42. Mr. Major was elected President and Chief Operating Officer of the Company and the Bank in September 1995 and Chief Executive Officer of the Bank in April 1997. Prior to his appointment at the Company and the Bank, Mr. Major was a partner in the firm of Mauger & Major.

          Richard A. Elko - Age 36. Mr. Elko was elected Executive Vice President and Chief Financial Officer of the Company and the Bank in January 1996. Prior to his appointment at the Company and the Bank, Mr. Elko was Corporate Controller at Sovereign Bancorp, Inc.

          Robert G. Phillips - Age 46. Mr. Phillips was elected Treasurer of the Company and the Bank in August 1995. Prior thereto, Mr. Phillips was Treasurer of the Bank.

          Paulette A. Strunk - Age 48. Ms. Strunk was elected Corporate Secretary of the Company and the Bank in September 1995. Prior thereto, Ms. Strunk was Vice President of the Bank.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market System under the symbol "PBIX." At March 10, 1998, the total number of holders of record of the Company's common stock was 563.

     The following table sets forth the high and low bid and asked information of the Company's common stock to the extent available as reported by NASDAQ. Such prices have been adjusted to reflect all stock dividends paid during 1996 and 1997.


                            1996                                                    1997
                  Bid                  Asked                               Bid                 Asked
-----------------------------------------------------      -------------------------------------------------
   Qtr       High       Low       High       Low           Qtr      High       Low       High       Low
-----------------------------------------------------      -------------------------------------------------

   1st        8-55/64    8-1/2     9-1/32     8-55/64      1st      13-21/64   10-47/64  14-1/6     11-1/4
   2nd        8-15/16    8-11/16   9-7/64     8-55/64      2nd      14-31/64   11-7/8    14-57/64   12-19/64
   3rd       10-21/64    8-55/64  10-1/2      8-15/16      3rd      18-1/2     14-31/64  19-1/8     14-51/64
   4th       11-3/8     10-1/16   11-35/64   10-21/64      4th      20-3/4     16-1/2    21-1/4     16-3/4


The bid quotations reflect interdealer quotations, do not include retail mark ups, mark downs or commissions,and may not necessarily represent actual transactions. The bid information as stated is, to the knowledge of management of the Company, the best approximate value at the time indicated.

Dividend Information.

     Dividends on the Company's common stock are generally payable in February, May, August, and November.

     Set forth below are the cash dividends paid by the Company during 1996 and 1997. Such dividends have been adjusted to reflect all stock dividends paid during such years.

                        1997                1996
                        ----                ----

First Quarter           $.069               $.013
Second Quarter          $.073               $.042
Third Quarter           $.077               $.056
Fourth Quarter          $.079               $.067

     For certain limitations on the ability of the Bank to pay dividends to the Company, See Part I, Item I "Business -- Regulation and Supervision -- Limitation on Capital Distributions" and Note 11 at Item 8 "Financial Statements and Supplementary Data" hereof.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The selected consolidated financial and other data and management's discussion and analysis set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto, contained elsewhere herein.

                                                                     At December 31,
                                          --------------------------------------------------------------------
                                            1997           1996           1995           1994           1993
                                          --------       --------       --------       --------       --------
                                                                     (in thousands)
Selected Financial Condition Data:

Total assets                              $851,500       $529,165       $268,869       $221,035       $221,895
Investment and mortgage-backed
securities available for sale(1)           343,125        159,148         47,646         33,025             --
Investment and mortgage-backed
securities held to maturity(1)              62,516         72,710          3,917          8,669         34,436
Loans held for sale                          4,095             --             --             --             --
Loans receivable                           422,209        280,184        194,250        168,974        161,529
Allowance for possible loan losses          (2,512)        (1,830)        (1,702)        (1,720)        (1,665)
Deposits                                   289,528        239,514        201,618        189,938        198,876
Borrowings                                 508,301        231,595         10,000         10,000          2,000
Stockholders' equity                        46,533         53,117         54,110         17,868         17,517


                                                                For Year Ended December 31,
                                          --------------------------------------------------------------------
                                            1997           1996           1995           1994           1993
                                           -------       --------       --------       --------       --------
                                                                     (in thousands)
Selected Operating Data:

Interest Income                            $50,249        $29,594        $17,168        $15,498        $17,361
Interest Expense                            35,807         17,502          9,549          8,125          9,628
                                            ------         ------          -----          -----          -----

Net interest income before provision
for possible loan losses                    14,442         12,092          7,619          7,373          7,733
Provision for possible loan losses             915            305             60             56              1
                                            ------          -----          -----          -----          -----

Net interest income after provision
for possible loan losses                    13,527         11,787          7,559          7,317          7,732
Non-interest income                          2,330            637            518            674          1,496
Non-interest expense                        11,158          9,198          6,151          6,090          5,451
                                            ------          -----          -----          -----          -----

Income before income taxes                   4,699          3,226          1,926          1,901          3,777
Income taxes                                 1,326          1,251            734            717          1,460
                                            ------          -----          -----          -----          -----
Net income                                  $3,373         $1,975         $1,192         $1,184         $2,317
                                            ======         ======         ======         ======         ======

Earnings per share - diluted(2)             $0.741         $0.387
                                            ======         ======
Net income before special charge(3)                        $2,811
                                                           ======
Earnings per share - diluted
before special charge(2)(3)                                $0.551
                                                           ======


                                                                      At December 31,
                                           -------------------------------------------------------------------
                                              1997          1996           1995           1994           1993
                                           ---------       -------        ------         ------         ------
Performance Ratios(4):

Return on Average Assets                      0.49%          0.48%          0.50%          0.54%          0.99%
Return on Average Assets
before special charge(3)                        --           0.68             --             --             --
Return on Average Equity                      7.22           3.71           5.40           6.59          13.61
Return on Average Equity
before special charge(3)                        --           5.28             --             --             --
Average interest rate spread(5)               2.10           2.95           3.29           3.33           3.31
Net interest margin(6)                        2.14           3.01           3.39           3.45           3.43
Average interest-earning
assets to average
interest bearing liabilities                104.90         113.69         109.20         107.16          106.9
Total non-interest expense to
average assets(10)                            1.56           1.93           2.65           2.75           2.34
Dividend payout ratio(2)                     40.31          45.91             --             --             --

Regulatory Capital Ratios(7):

Tier 1 capital to
average assets(8)                             7.90%          9.97%         20.14%          8.46%          7.89%
Total risk adjusted capital to
risk-adjusted assets(8)                      12.92          20.28          34.27          13.98          13.61
Tier 1 capital to
risk-adjusted assets(8)                      14.54          20.98          35.35          15.33          14.90

Asset Quality Ratios(9):

Non-performing assets as a percent
of total assets                               0.15           0.12           0.29           0.45           0.64
Non-performing  assets as a percent
of loans receivable                           0.26           0.20           0.30           0.43           0.53
Allowance for possible loan
losses as a percent of
loans receivable                              0.59           0.65           0.88           1.01           1.02
Allowance for possible loan
losses as a percent of
non-performing loans                        225.90         321.94         292.94         234.94         190.94

(1) Effective January 1, 1994, Patriot adopted SFAS No. 115 and classified $3,341,000 of investment and mortgage-backed securities as held to maturity, $31,095,000 of investment and mortgage-backed securities as available for sale and no securities as trading securities.

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

(5) The average interest rate spread represents the difference between the weighted average yield on total assets and the weighted average cost of total liabilities and equity.

(6) The net interest margin represents tax-equivalent net interest income as a percent of average interest-earning assets.

(7) For definitions and further information relating to regulatory capital requirements, see footnote 14 of the consolidated financial statements.

(8) Regulatory capital ratios for 1996 and years prior are calculated under OTS guidelines, current year ratios are calculated using FDIC guidelines due to the conversion to a state chartered commercial bank

(9) Non-performing assets consist of non-performing loans and real estate owned (REO). Non-performing loans consist of non-accrual loans, while REO consists of real estate acquired through foreclosure and real estate acquired by acceptance of a deed in lieu of foreclosure.

(10) Calculated prior to special charge, representing the special deposit insurance assessment levied against all SAIF member financial institutions by the FDIC to recapitalize its SAIF fund.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In addition to historical information, this discussion and analysis of Patriot Bank Corp. and Subsidiaries (Patriot) contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Patriot undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Summary. For the year ended December 31, 1997, Patriot reported net income of $3,373,000 or $.74 per share compared to net income of $1,975,000 or $.39 per share for the tear ended December 31, 1996. This represents an increase in net income of 71% and an increase in earnings per share of 90%. Return on average equity was 7.22% for 1997 compared to 3.71% for 1996.

The 1996 results include a special after-tax charge of $836,000 ($1,338,000 before-tax) representing the special deposit insurance assessment levied against all SAIF member financial institutions by the FDIC to recapitalize its SAIF fund. Excluding the special charge, Patriot reported net income of $2,811,000 or $.55 per share for 1996.

Stock Conversion. Patriot became a publicly owned company on December 1, 1995 when it issued 3,769,125 shares of common stock to the public and raised net proceeds of $36,652,000.

Stock Dividends. On September 22, 1997 and November 21, 1996 Patriot paid special 20% stock dividends to its shareholders. For comparative purposes, per share amounts, as presented herein, have been adjusted to reflect these stock dividends.

Charter Conversion. On May 22, 1997, Patriot Bank completed its conversion from a federally chartered savings bank to a state chartered commercial bank. The charter conversion had no significant impact on the financial condition or results of operation of Patriot.

Capital Transactions. On June 5, 1997 Patriot issued $19 million of 10.30% trust preferred securities. The trust preferred securities, subject to certain limitations, qualify as tier 1 capital for regulatory purposes. During 1997 Patriot repurchased a total of 1,042,000 shares of its common stock at a total cost of $13,554,000.

Deposit Sale. On November 21, 1997, Patriot completed the sale of $10,350,000 of deposits and a branch office. Patriot received a 7.5% premium on the deposits and recognized a net gain of $885,000.

Year 2000 Compliance. Pursuant to its strategic business plan, Patriot has made significant investments in new technology over the last two years. As a result of these investments, the primary systems used by Patriot are currently Year 2000 compliant. Management has initiated a comprehensive program to analyze and proactively plan for ensuring all of Patriot's systems are year 2000 compliant. It is currently anticipated that certain secondary systems will require modification. The cost of these modifications is expected to be minimal.

Net Interest Income. Net interest income for 1997 was $14,442,000 compared to $12,092,000 in 1996. This represents an increase of 19% and is primarily due to an increase in average balances. Average balances increased throughout 1997 as Patriot grew its assets to more fully utilize the capital raised in the stock conversion. Much of Patriot's asset growth resulted from the origination of commercial, consumer and mortgage loans. Additionally, Patriot purchased investment and mortgage-backed securities. Most of the investment and mortgage-backed securities purchased either have short average lives (five years or less) or have adjustable rates. Patriot's asset growth was funded through deposit growth and borrowings.

As a result of these growth strategies the stock repurchases and the issuance of the trust preferred securities. Patriot's net interest margin (net interest income as a percentage of average interest-earning assets) decreased as anticipated to 2.14% from 3.01% in 1996.

Interest on loans was $27,008,000 for 1997 compared to $18,429,000 for 1996. The average balance of loans was $348,186,000 with an average yield of 7.76% compared to an average balance of $234,726,000 with an average yield of 7.85% for 1996. The increase in average balance is due to an emphasis placed on commercial loans, residential mortgage loans and home equity loans during 1997. The decrease in average yield is primarily a result of an emphasis on short-term and adjustable-rate loans many of which are originated with teaser rates.

Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $23,048,000 for 1997 compared to $11,409,000 in 1996. The average balance of the investment portfolio was $336,718,000 with an average yield of 6.96% for 1997 compared to an average balance of $165,159,000 with an average yield of 6.69% for 1996. The increase in average balance and the increase in average yield was due to the purchase of higher yielding investment and mortgage-backed securities. The majority of securities purchased in 1997 were adjustable rate collateralized mortgage obligations with interest rates tied to one month LIBOR.

Interest on total deposits was $13,405,000 for 1997 compared to $9,895,000 for 1996. The average balance of total deposits was $275,811,000 with an average cost of 4.86% for 1997 compared to an average balance of $218,364,000 with an average cost of 4.53% for 1996. The increase in average balance was the result of aggressive marketing of money market and other transaction-based deposit accounts, the opening of two new community banking offices and an increase in Patriot's jumbo deposit program offset somewhat by the deposit sale. The increase in average yield was the result of a higher percentage of jumbo deposits offset by the emphasis on transaction-based deposit accounts.

Interests on borrowings was $22,402,000 in 1997 compared to $7,607,000 in 1996. The average balance of borrowings was $382,357,000 with an average cost of 5.86% for 1997 compared to an average balance of $136,200,000 with an average cost of 5.57% for 1996. The increase in average balance was due to the use of borrowings to fund the growth in the balance sheet. The increase in average cost was due to higher balances of long-term borrowings and due to the issuance of the trust preferred securities.

Spread Analysis. The following table sets forth Patriot's average balances and the yields on those balances for the years ended December 31, 1997, 1996 and 1995. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown, except where noted otherwise. The yields and costs include fees which are considered adjustments to yields.

                                                                 For the Year Ended December 31,
                               --------------------------------------------------------------------------------------------------
                                            1997                               1996                              1995
                               ------------------------------     -----------------------------      ----------------------------
                               Average                Yield/      Average                Yield/      Average               Yield/
                               Balance    Interest     Rate       Balance    Interest     Rate       Balance   Interest     Rate
                               -------    --------    ------      -------    --------    ------      -------   --------    ------
                                                                         (In thousands)
Assets:

Interest-earning assets:
Interest-earning deposits     $  5,522     $   193     3.49%     $  3,207     $   116     3.62%     $  4,719    $   201     4.26%
Investment and mortgage-
  backed securities(1)         336,718      23,048     6.96       165,159      11,049     6.69        46,802      2,865     6.12
Loans receivable, net(2)       348,186      27,008     7.76       234,726      18,429     7.85       173,020     14,102     8.15
                              --------     -------     ----      --------     -------     ----      --------    -------     ----

Net interest-earning assets    690,426      50,249     7.34       403,092      29,594     7.34       224,541     17,168     7.65
Non-interest-earning assets     16,635          --       --         7,018          --       --         7,248         --       --
                              --------     -------     ----      --------     -------     ----      --------    -------     ----

Total assets                  $707,061     $50,249     7.16      $410,110     $29,594     7.22      $231,789    $17,168     7.41
                              ========     =======     ----      ========     =======     ----      ========    =======     ====
Liabilities and Equity:

Interest-bearing liabilities:
Savings deposits              $ 93,902     $ 2,632     2.80      $ 82,354     $ 2,120     2.57      $ 78,004    $ 2,083     0.03
Certificates Of Deposits       181,909      10,773     5.92       136,010       7,775     5.72       118,494      6,897     5.82
                              --------     -------     ----      --------     -------     ----      --------    -------     ----

Total deposits                 275,811      13,405     4.86       218,364       9,895     4.53       196,498      8,980     4.57
Borrowings(3)                  382,357      22,402     5.86       136,200       7,607     5.57         9,126        569     6.23
                              --------     -------     ----      --------     -------     ----      --------    -------     ----

Total interest-bearing
  liabilities                  658,168      35,807     5.44       354,564      17,502     4.94       205,624      9,549     4.64
Non-interest-bearing
  liabilities                    2,188          --       --         2,300          --       --         4,069         --       --
                              --------     -------     ----      --------     -------     ----      --------    -------     ----

Total liabilities              660,356      35,807     5.42       356,864      17,502     4.90       209,693      9,549     4.55
Equity                          46,705          --       --        53,246          --       --        22,096         --       --
                              --------     -------     ----      --------     -------     ----      --------    -------     ----

Total liabilities and equity  $707,061      35,807     5.06      $410,110     $17,502     4.27      $231,789    $ 9,549     4.12
                              ========     =======     ----      ========     =======     -----     ========    =======     ----

Net interest rate spread(4)                            2.10%                              2.95%                             3.29%
                                                       ====                               ====                              ====

Net interest margin(5)                                 2.14%                              3.01%                             3.39%
Ratio of interest-earning
  assets to interest-bearing
  liabilities                   104.90%                            113.69%                            109.20%

(1) Includes securities available for sale and held to maturity and unamortized discounts and premiums.

(2) Amount is net of deferred loan fees, loans in process, discounts and premiums, and allowance for possible loan losses and includes loans held for sale and non-performing loans for which the accrual of interest has been discontinued.

(3)    Includes short-term, long-term, and trust preferred securities.

(4) Net interest rate spread represents the difference between the average yield on total assets and the average cost of total liabilities and equity.

(5) Net interest margin represents tax-equivalent net interest income divided by average interest-earning assets.


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


                                                   Year Ended December 31, 1997        Year Ended December 31, 1996
                                                      Compared to Year Ended               Compared to Year Ended
                                                        December 31, 1996                     December 31, 1995
                                                    ----------------------------       -----------------------------

                                                        Increase (Decrease)                  Increase (Decrease)
                                                               Due to                              Due to
                                                    ----------------------------       -----------------------------

                                                    Volume     Rate         Net         Volume      Rate        Net
                                                    ------    ------      ------       -------     ------      ------
                                                                             (In Thousands)
Interest-earning assets:
Interest-earning deposits                              $81       $(4)        $77          $(58)      $(27)       $(85)
Investment and mortgage-backed securities           11,737       262      11,999         7,894        290       8,184
Loans(1)                                             8,804      (225)      8,579         4,862       (535)      4,327
                                                     -----     -----       -----         -----      -----       -----

Total interest-earning assets                       20,622        33      20,655        12,698       (272)     12,426
                                                    ------        --      ------        ------      -----      ------

Interest-bearing liabilities:
Deposits                                             3,023       487       3,510         1,117       (202)        915
Borrowings                                          14,404       391      14,795         7,103        (65)      7,038
                                                    ------       ---      ------         -----       ----       -----

Total interest-bearing liabilities                  17,427       878      18,305         8,220       (267)      7,953
                                                    ------       ---      ------         -----      -----       -----

Net change in net interest income                   $3,195     $(845)     $2,350        $4,478        $(5)     $4,473
                                                    ======    ======      ======        ======       ====      ======

-----------------
(1) Includes non-accrual loans.

Provision for Possible Loan Losses. The provision for possible loan losses was $915,000 for 1997 compared to $305,000 for 1996. The increase in the provision is a reflection of the growth of Patriot's loan portfolio and the origination of more commercial and consumer loans. See "Credit Quality" for a detailed discussion of Patriot's asset quality.

The following table sets forth the activity in the allowance for possible loan losses for the years indicated:


                                                       At or for the Year Ended December 31,
                                              --------------------------------------------------------
                                               1997        1996        1995        1994          1993
                                              ------      ------      ------      ------        ------
                                                                  (In thousands)

Allowance, beginning of year                  $1,830      $1,702      $1,720      $1,665        $1,450
Charge-offs:
          Residential                             17          13          76          --            3
          Commercial                              --          98          --          --            --
          Home equity and consumer               259          66           5           5            --
                                                 ---          --           -           -            --

                    Total charge-offs            276         177          81           5             3
                                              ------      ------      ------       ------       ------

Recoveries:
          Residential                              2          --          --          --            --
          Commercial                              31          --          --          --           217
          Home equity and consumer                10          --           3           4            --
                                                  --          --           -           -            --

                    Total recoveries              43          --           3           4           217
                                              ------      ------      ------       ------       ------

Net charge-offs (recoveries)                     233         177          78            1        (214)
Provision charged to operations                  915         305          60           56            1
                                              ------      ------      ------       ------       ------

Allowance, end of year                        $2,512      $1,830      $1,702       $1,720       $1,665
                                              ======      ======      ======       ======       ======

Net charge-offs (recoveries)
to average loans                                .07%         .08%        .05%          --%       (.12)%
Allowance for possible loan losses
as a percentage of
year-end total loans                            .59%         .65%        .88%        1.01%        1.02%


Non-Interest Income. Total non-interest income was $2,330,000 for 1997 compared to $637,000 for 1996. The increase was primarily due to an increased emphasis on recurring non-interest income including loan and deposit fees, ATM fees and mortgage banking gains. Non-interest income in 1997 also includes a gain of $885,000 recognized from the deposit sale and net gains of $438,000 associated with the sale of investment securities.

Non-Interest Expense. Total non-interest expense was $11,158,000 for 1997 compared to $9,198,000 for 1996. The increase in non-interest expense was the result of increased salary and employee benefit costs and occupancy and equipment costs, both related to Patriot's expanded operations. Non-interest expense in 1996 also includes the special charge of $1,338,000 for the special deposit insurance assessment levied against all SAIF member financial institutions by the FDIC to recapitalize its SAIF fund. The ratio of non-interest expense to average assets improved to 1.56% for 1997 compared to 1.93% for 1996 (excluding the special charge). The improvement in the overhead ratio reflects the growth of Patriot while maintaining an emphasis on managing costs.

Income Tax Provision. The income tax provision was $1,326,000 for 1997 compared to $1,251,000 for 1996. The effective tax rate was 28.22% for 1997 compared to 38.78% for 1996. The decrease in the effective tax rate is the result of Patriot's tax planning strategies which include investments in tax-exempt securities. Also, prior to Patriot Bank's charter conversion, it was subject to state income taxes. Patriot Bank's state tax expense is now considered a non-interest expense.

FINANCIAL CONDITION

Loan Portfolio. Patriot's primary loan products are commercial, home equity loans on existing owner-occupied residential real estate, and fixed-rate and adjustable-rate mortgage loans. Patriot also offers residential construction loans and other consumer loans.

Commercial Lending. Patriot originates commercial loans with an emphasis on small businesses, professionals and entrepreneurs within Patriot's local markets. Most of Patriot's commercial loan relationships have exposure of $500,000 or less. Commercial loans are generally secured by real estate and personal guarantees.

Consumer Lending. Patriot offers variable rate (based upon prime rate) home equity lines of credit which extend credit lines based on an applicant's income and equity in their home. These lines are generally secured by single-family, owner-occupied residential properties. Patriot also offers fixed-rate home equity loans which are generally secured by single-family, owner-occupied residential properties. These loans are generally originated with terms from 1 to 15 years. Patriot also offers a variety of other consumer loans, which primarily consist of installment loans secured by automobiles, student loans, credit cards and other loans secured by deposit accounts.

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

At December 31, 1997, Patriot's total loan portfolio was $422,209,000 compared to a total loan portfolio of $280,184,000 at December 31, 1996. The increase in the loan portfolio was the result of aggressive marketing of commercial loans, home equity loans and residential mortgage loans. During 1997, Patriot originated total loans of $279,422,000 compared to total loans originated in 1996 of $130,674,000.

The following table sets forth the composition of Patriot's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated:

                                                                 At December 31,
                         -------------------------------------------------------------------------------------------------
                                1997               1996               1995               1994                 1993
                         -----------------   ----------------   ------------------    ----------------   -----------------
                                    Percent          Percent               Percent             Percent             Percent
                         Amount    of Total  Amount  of Total    Amount   of Total    Amount  of Total    Amount  of Total
                        --------   -------- -------- --------   -------   --------   -------- ---------  -------- ---------
                                                                      (In thousands)

Residential mortgages   $302,684    71.29%  $192,518   68.13%   $131,352   66.86%   $108,203    63.41    $108,116    66.13%
Home equity               77,070    18.15     72,480   25.65      57,969   29.50      56,914    33.35      50,611    30.96
Construction               4,039     0.95      3,210    1.14       1,712     .87         374      .22          44      .03
Commercial                36,957     8.70     11,822    4.18       3,288    1.67       3,760     2.20       4,431     2.71
Other consumer loans       3,853     0.91      2,546     .90       2,159    1.10       1,391      .82         276      .17
                         -------   ------    -------  ------     -------  ------     -------   ------     -------   ------
Total loans, gross       424,603   100.00%   282,576  100.00%    196,480  100.00%    170,642   100.00%    163,478   100.00%
Deferred loan fees        (2,394)             (2,392)             (2,230)             (1,668)              (1,949)
                         -------             -------             -------             -------              -------

Total loans, net        $422,209            $280,184            $194,250            $168,974             $161,529
                        ========            ========            ========            ========             ========

The following table sets forth the maturity schedule for the Company's loan portfolio (excluding residential real estate and consumer loans):


                                        Amounts at December 31, 1997, Maturing
                                      ---------------------------------------------
                                                    after one
                                         in           year
                                     one year or     through      after
                                         less      five years   five years     Total
                                     -----------   ----------   ----------     ------
                                                       (in thousands)
Loan Maturity Schedule:
Commercial loans                       $13,974       $18,941      $4,042      $36,957
Residential construction loans              37           158       2,254        2,449
Other construction loans                 1,446           144          --        1,590
                                       -------       -------      ------      -------
        Total                          $15,457       $19,243      $6,296      $40,996
                                       =======       =======      ======      =======

        Fixed rates                    $ 7,483       $18,691      $6,296      $32,470
        Adjustable rates                 7,974           552          --        8,526
                                       -------       -------      ------      -------
        Total                          $15,457       $19,243      $6,296      $40,996
                                       =======       =======      ======      =======

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

Patriot's Asset/Loan Review Committee reviews and classifies Patriot's assets monthly and reports the results of its review to the Board of Directors. Patriot classifies assets in accordance with applicable regulations and management guidelines.

Patriot generally requires appraisals on an annual basis on foreclosed properties and, to the extent necessary, properties deemed to be in-substance foreclosures. Patriot generally conducts inspections on foreclosed properties and properties deemed in-substance foreclosures on at least a quarterly basis.

Non-Accrual and Past-Due Loans. Patriot accrues interest on all loans until management determines that the collection of interest is doubtful. In no event does Patriot continue accruing interest on loans contractually past due 90 days or more. Upon discontinuance of interest accrual, all unpaid accrued interest is reversed. Patriot had no restructured loans within the meaning of SFAS No. 15 and no potential problem loans within the meaning of the Securities and Exchange Commission Guide 3 at December 31, 1997.

The following table sets forth information regarding non-performing assets:

                                                                             At December 31,
                                                              --------------------------------------------

                                                               1997     1996     1995       1994      1993
                                                               ----     ----     ----       ----      ----
                                                                             (In thousands)
Non-accrual loans:
Residential mortgages                                          $524     $411     $494       $498      $715
Commercial                                                      128        6       10         16        65
Home equity and consumer                                        125      151       77        215        92
                                                             ------     ----     ----       ----    ------

Total non-accrual loans greater than 90 days                    777      568      581        729       872
                                                             ------     ----     ----       ----    ------
Residential mortgages                                           328       --       --         --        --
Home equity and consumer                                          7       --       --         --        --
                                                                  -       --       --         --        --

Total non-accrual loans less than 90 days                       335       --       --         --        --
                                                                ---       --       --         --        --

Total non-performing loans                                    1,112      568      581        729       872

REO                                                             162       74      195        265       548
                                                             ------     ----     ----       ----    ------
Total non-performing assets                                  $1,274     $642     $776       $994    $1,420
                                                             ======     ====     ====       ====    ======

Allowance for possible loan losses as a percent
of loans receivable                                             .59%     .65%     .88%      1.01%     1.02%
Allowance for possible loan losses as a percent
of total non-performing loans                                225.90   321.94   292.94     235.94    190.94
Non-performing loans as a percent of total
loans receivable                                                .26      .20      .30        .43       .53
Non-performing assets as a percent of total assets              .15      .12      .29        .45       .64


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

The following table sets forth management's allocation of the allowance for possible loan losses at the dates indicated:


                                                              At December 31,
                     ---------------------------------------------------------------------------------------------------
                                  1997                             1996                             1995
                     ----------------------------------  -------------------------------  ------------------------------
                                             Percent of                       Percent of                     Percent of
                               Percent of    Loans in            Percent of    Loans in          Percent of    Loans in
                               Allowance       Each               Allowance      Each             Allowance      Each
                                  to         Category                 to       Category               to       Category
                                 Total       to Total               Total      to Total              Total     to Total
                      Amount   Allowance      Loans      Amount   Allowance     Loans     Amount   Allowance     Loans
                    --------  ----------    ----------  -------  ----------   ----------  ------  ----------  ----------
                                                                    (In thousands)
Residential
mortgages            $1,253     49.88%       72.24%       $895      48.87%      69.27%     $1,265    74.32%       67.73%
Commercial              629     25.04         8.70         261      14.28        4.18          33     1.94         1.67
Home equity
and consumer            630     25.08        19.06         674      36.85       26.55         404    23.74        30.60
                     ------    ------      -------      ------     ------      ------      ------   ------       ------
Total valuation
allowances           $2,512    100.00%      100.00%     $1,830     100.00%     100.00%     $1,702   100.00%      100.00%
                     ======    ======      =======      ======     ======      ======      ======   ======       ======


                                  1994                            1993
                     --------------------------------  ---------------------------------
                                           Percent of                         Percent of
                              Percent of    Loans in            Percent of     Loans in
                              Allowance       Each               Allowance      Each
                                 to         Category                to        Category
                               Total       to Total               Total       to Total
                     Amount  Allowance      Loans       Amount   Allowance      Loans
                     ------- ---------     ----------  -------  ----------  ------------
Residential
mortgages            $1,212     70.47%       63.63%     $1,193     71.65%        66.16%
Commercial               52      3.02         2.20          59      3.54          2.71
Home equity
and consumer            456     26.51        34.17         413     24.81         31.13
                     ------   -------      -------     -------     -----        ------

Total valuation
allowances           $1,720    100.00%      100.00%     $1,665    100.00%       100.00%
                     ======   =======      =======      ======    ======        ======

Cash and Cash Equivalents. Cash and cash equivalents at December 31, 1997 were $9,014,000 compared to $6,853,000 at December 31, 1996. The increase in cash and cash equivalents was primarily due to cash needed to support two additional community banking offices opened in 1997 and the increased activity associated with servicing commercial customers.

Investment and Mortgage-Backed Securities. Investment securities consist of US Treasury and government agency securities, corporate debt and equity securities. Mortgage-backed securities consist of securities generally insured by either the FHLMC, FNMA or the Government National Mortgage Association (GNMA). Collateralized mortgage obligations consist of securities issued by the FHLMC, FNMA or private issuers.

Total investment and mortgage-backed securities at December 31, 1997 were $405,641,000 compared to $231,858,000 at December 31, 1996. The increase in investment and mortgage-backed securities was due to the purchase of investment and mortgage-backed securities pursuant to Patriot's growth strategy. The majority of securities purchased in 1997 were adjustable rate collateralized mortgage obligations with interest rates tied to one month LIBOR.

The following table sets forth certain information regarding the amortized cost and market value of investment and mortgage-backed securities at the dates indicated:


                                                                            At December 31,
                                                ---------------------------------------------------------------------
                                                         1997                    1996                   1995
                                                ---------------------     ------------------     --------------------
                                                 Amortized     Market     Amortized   Market     Amortized    Market
                                                   Cost        Value        Cost      Value        Cost        Value
                                                -----------   --------    ----------  ------     ---------    ------
                                                                            (In thousands)
Available for sale:
Investment securities:
US Treasury and government
agency securities                                 $19,884     $20,086      $5,023      $4,990      $7,105      $7,175
Corporate securities                               17,493      18,767          --          --       1,019       1,046
Equity securities                                  48,168      52,553      23,797      24,492       1,914       1,914
Mortgage-backed securities:
FHLMC                                              11,287      11,501      14,582      14,709      12,179      12,258
FNMA                                               20,163      20,254      25,118      25,124      17,709      17,755
GNMA                                               12,592      12,871      14,498      14,751       5,463       5,539
Collateralized mortgage obligations:
FHLMC                                              75,085      75,784      37,928      37,639       1,964       1,959
FNMA                                              118,778     118,844      31,654      31,502          --          --
Other                                              12,522      12,465       5,976       5,941          --          --
                                                   ------      ------      -----       -----      -------     -------

Total investment and mortgage-backed
securities available for sale                    $335,972    $343,125    $158,576    $159,148     $47,353     $47,646
                                                 ========    ========    ========    ========     =======     =======

Held to maturity:
Investment securities:
US Treasury and government
   agency securities                               $1,035      $1,034      $1,911      $1,892      $2,414      $2,397
Corporate securities                                1,502       1,544       2,506       2,533       1,503       1,566
Collateralized mortgage obligations:
FHLMC                                               1,801       1,804          --          --          --          --
FNMA                                                9,775       9,887          --          --          --          --
Other                                              48,403      48,548      68,293      68,297          --          --
                                                    ------     ------      ------      ------          --          --

Total investment and mortgage-backed
    securities held to maturity                   $62,516     $62,817     $72,710     $72,722      $3,917      $3,963
                                                  =======     =======     =======     =======      ======      ======

The following table sets forth certain information regarding the carrying value, weighted average yield and contractual maturities of the Company's investment and mortgage-backed securities as of December 31, 1997.


                                                   More than           More than
                                                   one year           five years                               No stated
                            One year or less     to five years       to ten years      More than 10 years      maturity
                            -----------------  -----------------  -------------------  ------------------  ----------------
                                     Weighted            Weighted             Weighted           Weighted          Weighted
                            Carrying  Average  Carrying  Average  Carrying    Average  Carrying  Average  Carrying  Average
                             Value    Yield      Value    Yield     Value      Yield     Value    Yield     Value    Yield
                            -------  -------   -------   -------  -------     -------- -------   -------- --------  -------
                                                                  (in thousands)

Available for sale:

Investment securities:

 U.S. Treasury and
  government securities       $--      --%     $2,753    2.83%    $1,858       2.83%   $15,475   2.83%       $--       --%
 Corporate securities          --     --          --       --         --         --     18,767   9.36         --       --
 Equity securities             --     --          --       --         --         --         --    --      52,553     6.20

Mortgage-backed securities:

 FHLMC                      1,460    7.42       4,240    7.42        876       7.42      4,925   7.42         --       --
 FNMA                       2,516    7.41       5,769    7.41      4,172       7.41      7,797   7.41         --       --
 GNMA                         207    6.72         905    6.72      1,452       6.72     10,307   6.72         --       --

Collateralized mortgage obligations:

 FHLMC                      8,581    7.08      17,057    7.08     13,123       7.08     37,023   7.08         --       --
 FNMA                       1,596    7.20      56,219    7.20     56,474       7.20      4,555   7.20         --       --
 Other                      1,679    6.40       7,896    6.40      2,890       6.40         --    --          --       --
                          -------    ----     -------    ----    -------       ----    -------   ----    -------      ----
Total available for
  sale                    $16,039    7.10%    $94,839    7.01%   $80,845       7.06%   $98,849   6.86%   $52,553     6.20%
                          =======    ====     =======    ====    =======       ====    =======   ====    =======     ====

Held to maturity:

Investment securities:

 U.S Treasury and
  government securities       $135   5.57%       $650    5.57%      $250       5.57%       $--     --%       $--       --%

 Corporate securities          --      --       1,502    6.96         --         --         --     --         --       --
 Equity securities             --      --          --       --        --         --         --     --         --       --

Collateralized mortgage obligations:

 FHLMC                        392    6.00       1,409    6.00         --         --         --     --         --       --
 FNMA                       1,013    7.00       4,838    7.00      3,924       7.00         --     --         --       --
 Other                     11,188    7.07      32,009    7.07      5,206       7.07         --     --         --       --
                          -------    ----     -------    ----    -------       ----    -------   ----    -------     ----
Total available
 for sale                 $12,728    7.02%    $40,408    7.00%    $9,380       7.00%      $--      --%      $--        --%
                          =======    ====     =======    ====    =======       ====    =======   ====    =======     ====




                                   Total
                            -------------------
                                       Weighted
                             Carrying  Average
                              Value     Yield
                             -------   -------

Available for sale:

Investment securities:

 U.S. Treasury and
  government securities        $20,086   2.83%
 Corporate securities           18,767   9.36
 Equity securities              52,553   6.20

Mortgage-backed securities:

 FHLMC                          11,501   7.42
 FNMA                           20,254   7.41
 GNMA                           12,871   6.72

Collateralized mortgage obligations:

 FHLMC                          75,784   7.08
 FNMA                          118,844   7.20
 Other                          12,465   6.40
                              --------   ----
Total available for
  sale                        $343,125   6.86%
                              ========   ====

Held to maturity:

Investment securities:

 U.S Treasury and
  government securities         $1,035   5.57%

 Corporate securities            1,502   6.96
 Equity securities                  --    --

Collateralized mortgage obligations:

 FHLMC                           1,801   6.00
 FNMA                            9,775   7.00
 Other                          48,403   7.07
                              --------   ----
Total available
 for sale                      $62,516   7.00%
                              ========   ====


Patriot accounts for its investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires management to classify investments in equity securities that have readily determinable fair values and all investments in debt securities as either held to maturity and reported at amortized cost, available for sale and reported at fair value with unrealized gains and losses reported in a separate component of stockholders' equity, or trading securities and reported at fair value with unrealized gains and losses included in earnings.

In November 1995, the Financial Accounting Standards Board issued a special report entitled "A Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities." This guide allows enterprises to reassess the appropriateness of the classification of all securities held. Based on this special report, Patriot reclassified $6,000,000 of securities from held to maturity to available for sale. The transfer was made at fair value and resulted in an estimated unrealized loss of $59,000 and a decrease in stockholders' equity of $39,000 based on current market values.

The following table represents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies and corporations) having an aggregate book value in excess of 10% of Patriot's stockholder's equity which were held at 12-31-97:

                                                    At December 31, 1997
                                             --------------------------------
                                                       (in thousands)
Issuer                                       Carrying Value         Fair Value
------                                       --------------         ----------
FHLMC Preferred Stock                           $31,299               $31,299
FHLB Stock                                      $13,760               $13,760
Capstead Securities Corp. IV                     $6,055                $6,079
CMC Securities Corporation II                     6,377                 6,441
GE Capital MTG. Services, Inc.                    7,500                 7,500
Commerce Capital Trust                            5,276                 5,276
Securitized Asset Sales, Inc.                     4,853                 4,853

Other Assets. Premises and equipment at December 31, 1997 were $8,542,000 compared to $7,724,000 at December 31, 1996. The increase was due to the opening of two new banking offices, and investments in technology. Accrued interest receivable at December 31, 1997 was $4,119,000 compared to $2,649,000 at December 31, 1996. The increase is consistent with the growth in the loan and investment portfolios. Real estate owned at December 31, 1997 was $162,000 compared to $74,000 at December 31, 1996.

Deposits. Deposits are generally attracted from within Patriot's primary market area through the offering of various deposit instruments, including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Patriot also solicits jumbo deposits from various sources.

Total deposits at December 31, 1997 were $289,528,000 compared to $239,514,000 at December 31, 1996. The increase in balance was the result of aggressive marketing of money market and other transaction-based deposit accounts, the opening of two new community banking offices and an increase in Patriot's jumbo deposit program.

The following table sets forth the distribution of average deposit accounts for the periods indicated and the weighted average yield on each category of deposit presented:

                                                            For the Year Ended December 31,
                              -----------------------------------------------------------------------------------------

                                           1997                          1996                         1995
                              ----------------------------- --------------------------- -------------------------------
                                         Percent                      Percent                       Percent
                                         of Total  Weighted          of Total  Weighted             of Total   Weighted
                              Average    Average   Average  Average   Average   Average  Average    Average     Average
                              Balance    Deposits  Yield    Balance   Deposits  Yield    Balance    Deposits     Yield
                              -------    --------  -------  -------  --------- --------  -------    --------    --------
                                                                         (In thousands)
Money market deposits         $42,425     15.38%    4.29%   $33,829     15.49%   4.02%    $27,512     14.00%     3.95%
Passbook deposits              27,149      9.84     2.61     27,444     12.57    2.38      32,059     16.32      2.19
NOW deposits                   18,399      6.67     0.55     17,502      8.02    0.58      16,685      8.49      1.65
Demand deposits                 5,929      2.15       --      3,579      1.64      --       1,748      0.89        --
Certificates of deposit       181,909     65.96     5.92    136,010     62.28    5.72     118,494     60.30      5.82
                              -------   -------    -----    -------    ------   -----     -------   -------      ----
Total                        $275,811    100.00%    4.86%  $218,364    100.00%   4.53%   $196,498   100.00%      4.57%
                             ========    =======   =====   ========   =======   =====    ========   =======     =====


At December 31, 1997, the Company had $41,788,000 in certificate of deposit accounts in amounts of $100,000 or more maturing as follows:

             Maturity Period                                Amount
             ---------------                                ------
      Three months or less...........................       $   942
      Over three through six months..................         1,806
      Over six through 12 months.....................         4,712
      Over 12 months.................................        34,328
                                                            -------
           Total.....................................        41,788
                                                            =======


Borrowings. Patriot utilizes borrowings as a source of funds for its growth strategy and its asset/liability management. Patriot is eligible to obtain advances from the Federal Home Loan Bank (FHLB) upon the security of the FHLB common stock it owns and certain of its residential mortgages and mortgage-backed securities, provided certain standards related to creditworthiness have been met. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. Patriot also uses repurchase agreements as a funding source. Repurchase agreements are generally short-term obligations collateralized by government agency securities.

The following table presents certain information regarding borrowed funds:

                                                                      At December 31,
                                        -------------------------------------------------------------------------
                                                 1997                      1996                        1995
                                        -----------------------     -------------------       -------------------
                                                        Average                 Average                   Average
                                         Balance         Rate        Balance      Rate        Balance       Rate
                                        --------       --------     --------     ------       -------      -------
                                                                      (In thousands)

FHLB advances                           $275,200         5.78%      $210,000      5.64%       $10,000       5.82%
Repurchase agreements                    214,684         5.89         21,595      6.22             --         --
Trust Preferred                           18,417        10.80           --          --             --         --
                                         -------         -----       -------      -----       -------      -----
Total borrowings outstanding            $508,301         6.01%      $231,595      5.69%       $10,000       5.82%
                                        ========         ====       ========      ====        =======       ====

Short-term                              $385,684         5.84%      $145,595      5.73%       $10,000       5.82%
Long-term                               $122,617         6.55         86,000      5.65             --         --
                                        --------         ----       --------      ----        -------       ----
Total borrowings outstanding            $508,301         6.01%      $231,595      5.69%       $10,000       5.82%
                                        ========         ====       ========      ====        =======       ====

Stockholders' Equity. Total stockholders' equity was $46,533,000 at December 31, 1997 compared to $53,117,000 at December 31, 1996. The decrease was a result of the repurchase of common stock and cash dividends paid offset somewhat by the retention of earnings and an increase in the net unrealized gain on investment and mortgage-backed securities available for sale.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. Patriot's primary sources of funds are deposits, principal and interest payments on loans, principal and interest payments on investment and mortgage-backed securities, FHLB advances and repurchase agreements. While maturities and scheduled amortization of loans and investment and mortgage-backed securities are predictable sources of funds, deposit inflows and loan and mortgage-backed security prepayments are greatly influenced by economic conditions, general interest rates and competition. Therefore, Patriot manages its balance sheet to provide adequate liquidity based upon various economic, interest rate and competitive assumptions and in light of profitability measures.

During 1997, significant liquidity was provided by financing activities, particularly FHLB advances, repurchase agreements and the trust preferred securities, as well as by deposit growth. Maturities of investment and mortgage-backed securities also provided significant liquidity during 1997. The funds provided by these activities were invested in new loans and investment and mortgage-backed securities, and funded the sale of deposits and the repurchase of Patriot's common stock.

At December 31, 1997, Patriot had outstanding loan commitments of $49,663,000. Patriot anticipates that it will have sufficient funds available to meet its loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1997 totaled $91,399,000. Based upon historical experience, Patriot expects that substantially all of the maturing certificates of deposit will be retained at maturity.

Capital Resources. FDIC regulations currently require companies to maintain a minimum leverage capital ratio of not less than 3% of tier 1 capital to total adjusted assets and not less than 4% of risk-adjusted assets, and a minimum risk-based capital ratio (based upon credit risk) of not less than 8%. The FDIC requires a minimum leverage capital requirement of 3% for institutions rated composite 1 under the CAMEL rating system. For all other institutions, the minimum leverage capital requirement is 3% plus at least an additional 100 to 200 basis points.

   At December 31, 1997, Patriot Bank's and Bank Corp.'s capital ratios exceeded all well capitalized required ratios. The following table sets forth the capital ratios of Patriot Bank Corp., Patriot Bank and the current regulatory requirements at December 31, 1997:

                                                                                             To Be Well
                                                                    For Capital           Capitalized Under
                                                 Actual            Adequacy Purposes    Prompt Corrective Action
                                            -----------------      ----------------     -----------------------
                                            Amount     Ratio         Amount   Ratio      Amount           Ratio
                                            ------     ------      ---------  -----     --------          -----
As of  December 31, 1997
   Total capital (to risk weighted assets)

    Patriot Bank Corp.                     $62,807     14.54%       $34,567     8%       $43,208            10%
    Patriot                                 44,100     10.77%        32,748     8%        40,936            10%

    Tier I capital (to risk-weighted assets)

    Patriot Bank Corp.                      55,837     12.92%        17,283     4%        25,925             6%
    Patriot                                 41,588     10.16%        16,374     4%        24,561             6%

     Tier I capital (to average assets)

    Patriot Bank Corp.                      55,837      7.90%        28,282     4%        35,353             5%
    Patriot                                 41,588      6.12%        27,204     4%        34,005             5%


Management of Interest Rate Risk

   The principal objective of Patriot's interest rate risk management function is to evaluate the interest rate risk included in certain on and off balance sheet accounts, determine the level of risk appropriate given Patriot's business focus, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board approved guidelines. Through such management, Patriot seeks to reduce the vulnerability of its net interest income to changes in interest rates. Patriot monitors its interest rate risk as such risk relates to its operating strategies. Patriot's Board of Directors has established an Asset/Liability Committee comprised of senior management, which is responsible for reviewing its asset/liability and interest rate position and making decisions involving asset/liability considerations. The Asset/Liability Committee meets regularly and reports trends and Patriot's interest rate risk position to the Board of Directors.

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

   Patriot pursues several actions designed to control its level of interest rate risk. These actions include increasing the percentage of the loan portfolio consisting of short-term and adjustable-rate loans through increased originations of these loans, acquiring short-term and adjustable-rate mortgage-backed securities, and undertaking to lengthen the maturities of deposits and borrowings. At December 31, 1997, Patriot's total interest-bearing liabilities maturing or repricing within one year exceeded its total net interest-earning assets maturing or repricing in the same time period by $111,213,000 representing a one-year cumulative "gap," as defined above, as a percentage of total assets of negative 13.06%.

   The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1997, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 1997, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

                                                                At December 31, 1997
                                       -------------------------------------------------------------------------
                                       3 Months    3 Months to 6 Months to  1 Year to 3 Years to More than
                                        or Less     6 Months     1 Year      3 Years   5 Years   5 Years   Total
                                       --------     ----------   ------      -------   -------   -------   -----
                                                                    (In thousands)
Interest earning assets(1):
Interest earning deposits                $6,417       $--         $--         $--        $--       $--     $6,417
Investment and mortgage-backed
  securities, net(2)(5)                 203,471      12,472      17,242      35,116     33,820   103,520  405,641
Loans receivable, net(3)(5)              54,791      29,865      71,878      97,005     57,143   113,110  423,792
                                      ---------      ------     -------     -------    -------  --------  -------

Total interest-earning assets           264,679      42,337      89,120     132,121     90,963   216,630  835,850

Non-interest-earning assets               --          --          --          --         --       15,650   15,650
                                      ---------      ------     -------     -------    -------  --------  -------

Total assets                            264,679      42,337      89,120     132,121     90,963   232,280  851,500
                                      ---------      ------     -------     -------   -------   --------  -------

Interest-bearing liabilities:

Money market and passbook savings
  accounts(6)                             8,407       8,407      16,813      14,810      4,928    22,841   76,206
Demand and NOW accounts(6)                  292         292         584       2,335      2,335    22,187   28,025
Certificates of deposit                  17,538      25,317      44,015      87,006      3,540     7,881  185,297
Borrowings                              375,684       --         10,000      19,000     85,000    18,617  508,301
                                      ---------      ------     -------     -------    -------   -------  -------
Total interest-bearing liabilities      401,921      34,016      71,412     123,151     95,803    71,526  797,829

Non-interest-bearing liabilities                                                                   7,138    7,138
Equity                                    --          --          --          --         --       46,533   46,533
                                      ---------      ------     -------     -------    -------  --------  -------
Total liabilities and equity            401,921      34,016      71,412     123,151     95,803   125,197  851,500
                                      ---------      ------     -------     -------    -------  --------  -------

Interest sensitivity gap(4)           $(137,242)     $8,321     $17,708      $8,970    $(4,840) $107,083  $    --
                                      =========      ======     =======     =======    =======  ========  =======

Cumulative interest sensitivity gap   $(137,242)  $(128,921)  $(111,213)  $(102,243) $(107,083) $     --
                                      =========   =========   =========   =========  =========  ========

Cumulative interest sensitivity
  gap as a percent of total assets       (16.12)%    (15.14)%    (13.06)%    (12.01)%   (12.58)%      --%

Cumulative interest-earning assets
  as a percent of cumulative
  interest-bearing liabilities           65.85%       70.43%      78.08%      83.78%     85.26%   104.77%

(1) Interest-earning assets are included in the period in which the balances are expected to be repaid and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2) Includes investment and mortgage-backed securities available for sale and held to maturity.
(3) For purposes of the gap analysis, loans receivable includes non-performing loans and is reduced for the allowance for possible loan losses, and unamortized discounts and deferred loan fees.
(4) Interest sensitivity gap represents the difference between total interest-earning assets and total interest-bearing liabilities.
(5) Annual prepayment rates for loans and mortgage-backed securities range from 12% to 30%.
(6) Money market and savings accounts, and NOW accounts are assumed to have decay rates between 4% and 76% annually and have been estimated based upon a historic analysis of core deposit trends.

   In addition to gap analysis, Patriot utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. Income simulation considers not only the impact of changing market interest rates on forecasted net interest income, but also other factors such as yield curve relationships, the volume and mix of assets and liabilities, customer preferences and general market conditions.

   Through the use of income simulation modeling Patriot has calculated an estimate of net interest income for the year ending December 31, 1998 based upon the assets, liabilities and off-balance sheet financial instruments in existence at December 31, 1997. Patriot has also estimated changes to that estimated net interest income based upon immediate and sustained changes in interest rates ("rate shocks"). Rate shocks assume that all interest rates increase or decrease on the first day of the period modeled and remain at that level for the entire period. The following table reflects the estimated percentage change in estimated net interest income for the year ending December 31, 1998.




          Rate shock to interest rates                 % change
          ----------------------------                 --------
                     +2%                                (12.1%)
                     +1%                                 (5.5%)
                     -1%                                  5.3%
                     -2%                                 11.5%

   Patriot's management believes that the assumptions utilized in evaluating Patriot's estimated net interest income are reasonable; however, the interest rate sensitivity of Patriot's assets, liabilities and off-balance sheet financial instruments as well as the estimated effect of changes in interest rates on estimated net interest income could vary substantially if different assumptions are used or actual experience differs from the experience on which the assumptions were based.

QUARTERLY DATA

The following table presents selected quarterly consolidated financial data:


                                                                          Three Months Ended
                                        ----------------------------------------------------------------------------------

                                        Dec. 31,   Sept. 30,  June 30,   March 31,  Dec. 31,  Sept. 30, June 30,  March 31,
                                         1997        1997      1997        1997       1996      1996      1996      1996
                                        --------   --------  --------    --------   --------  --------  -------   --------
                                                               (In thousands, except per share data)
Total interest income                   $14,860    $13,746   $11,323     $10,320    $9,102     $8,424    $6,862    $5,206
Total interest expense                   11,138     10,143     7,730       6,796     5,855      5,194     3,867     2,586
                                         ------     ------     -----       -----     -----      -----     -----     -----

Net interest income                       3,722      3,603     3,593       3,524     3,247      3,230     2,995     2,620
Provision for possible loan losses          455        235       120         105       100         90        80        35
                                            ---        ---       ---         ---       ---         --        --        --

Net interest income after
provision for possible loan losses        3,267      3,368     3,473       3,419     3,147      3,140     2,915     2,585
Other income                              1,274        575       256         225       257        128       131       121
Other expenses                            3,405      2,859     2,521       2,373     2,145      3,381     1,928     1,744
                                          -----      -----     -----       -----     -----      -----     -----     -----

Income before income taxes                1,136      1,084     1,208       1,271     1,259       (113)    1,118       962
Income tax provision                        242        253       370         461       452        (20)      440       379
                                            ---        ---       ---         ---       ---       ----       ---       ---

Net income                                 $894       $831      $838        $810      $807       $(93)     $678      $583
                                           ====       ====      ====        ====      ====      =====      ====      ====

Earnings per share diluted                 .216       .183      .175        .167      .158      (.021)     .132      .118
Dividends per share                        .079       .077      .073        .069      .067       .056      .042      .013



RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

General. Patriot reported net income of $1,975,000 or $.39 per share for the year ended December 31, 1996. This represents an increase of 66% over net income of $1,192,000 in 1995. Return on average equity was 3.71%, for 1996 compared to 5.40%, for 1995.

Net Interest Income. Net interest income for 1996 was $12,092,000 compared to $7,619,000 in 1995. This represents an increase of 58% and is primarily due to an increase in average balances. Patriot's average interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) was 2.44% in 1996 compared to 3.01% in 1995.

Interest on loans was $18,429,000 for 1996 compared to $14,102,000 for 1995. The average balance of loans was $234,726,000 with an average yield of 7.85% compared to an average balance of $173,020,000 with an average yield of 8.15% for 1995. The increase in average balance is due to the origination of residential mortgage loans and home equity loans and to a lesser extent, commercial loans. The decrease in average yield is primarily a result of an emphasis on short-term and adjustable-rate loans.

Interest on investment and mortgage-backed securities was $11,049,000 for 1996 compared to $2,865,000 in 1995. The average balance of the investment portfolio was $165,159,000 with an average yield of 6.69% for 1996 compared to an average balance of $46,802,000 with an average yield of 6.12% for 1995. The increase in average balance and the increase in average yield was due to the purchase of investment and mortgage-backed securities.

Interest on total deposits was $9,895,000 for 1996 compared to $8,980,000 for 1995. The average balance of total deposits was $218,364,000 with an average cost of 4.53% for 1996 compared to an average balance of $196,498,000 with an average cost of 4.57% for 1995. The increase in average balance was the result of aggressive marketing of time and transaction-based deposit accounts. The opening of three new community banking offices and the introduction of a jumbo deposit program late in 1996. The decrease in average yield was the result of an emphasis placed on transaction-based deposit accounts and lower rates offered on time deposits.

Interest on borrowings was $7,607,000 in 1996 compared to $569,000 in 1995. The average balance of borrowings was $136,200,000 with an average cost of 5.57% for 1996 compared to an average balance of $9,126,000 with an average cost of 6.23% for 1995. The increase in average balance was due to the use of borrowings to fund the growth in the balance sheet. The decrease in average cost was due to higher balances of short-term borrowings.

Provision for Possible Loan Losses. The provision for possible loan losses was $305,000 for 1996 compared to $60,000 for 1995. The increase in the provision is a reflection of the growth of Patriot's loan portfolio and the origination of commercial and consumer loans.

Non-interest Income. Total non-interest income was $637,000 for 1995 compared to $518,000 for 1995. The increase was primarily due to mortgage banking gains recognized in 1996 and less of a net loss on the sale of investment and mortgage-backed securities in 1996 than in 1995, offset somewhat by less of a net gain on the disposition of real estate acquired through foreclosure.

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

Report of Independent Certified Public Accountants

Board of Directors
Patriot Bank Corp.

We have audited the accompanying consolidated Balance Sheets of Patriot Bank Corp. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of Patriot Bank Corp.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patriot Bank Corp. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


Grant Thornton  LLP
Philadelphia, Pennsylvania
January 21, 1998

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The discussion concerning the effects of interest rate changes on the Company's estimated net interest income for the year ending December 31, 1998 set forth in the last three paragraphs under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Management of Interest Rate Risk" in Item 7 hereof, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data


Patriot Bank Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)


                                                                                     December 31,
                                                                                ----------------------
                                                                                  1997           1996
                                                                                -------         ------
Assets
Cash and due from banks                                                          $2,597         $1,997
Interest-earning deposits in other financial institutions                         6,417          4,856
                                                                               --------       --------

Total cash and cash equivalents                                                   9,014          6,853

Investment and mortgage-backed securities available for sale                    343,125        159,148
Investment and mortgage-backed securities held to maturity
  (market value of $62,817 and $72,722 at December 31,
  1997 and 1996, respectively)                                                   62,516         72,710
Loans held for sale                                                               4,095            --
Loans receivable                                                                422,209        280,184
Allowance for possible loan losses                                               (2,512)        (1,830)
Premises and equipment, net                                                       8,542          7,724
Accrued interest receivable                                                       4,119          2,649
Real estate owned                                                                   162             74
Other assets                                                                        230          1,653
                                                                               --------       --------

Total assets                                                                   $851,500       $529,165
                                                                               ========       ========

Liabilities and stockholders' equity
Deposits                                                                       $289,528       $239,514
FHLB Advances                                                                   275,200        210,000
Securities sold under repurchase agreements                                     214,684         21,595
Advances from borrowers for taxes and insurance                                   3,135          2,499
Guaranteed Preferred Beneficial Interest in the
  Company's subordinated debt                                                    18,417             --
Other liabilities                                                                 4,003          2,440
                                                                               --------       --------

Total liabilities                                                               804,967        476,048
                                                                               --------       --------
Preferred stock, $0.01 par value, 2,000,000 shares authorized,
  none issued at December 31, 1997 and 1996, respectively                            --             --
Common stock, $0.01 par value, 10,000,000 shares authorized,
  5,626,423 and 4,683,594 shares issued at December 31,
  1997 and 1996, respectively                                                        56             47
Additional paid-in capital                                                       59,926         49,014
Common stock acquired by ESOP, 349,649 and 308,513
  shares at cost at December 31, 1997 and 1996, respectively                     (2,428)        (2,571)
Common stock acquired by MRP, 166,754 and 160,644 shares at
  amortized cost at December 31, 1997 and 1996, respectively                     (1,285)        (1,538)
Retained earnings                                                                 1,680         10,357
Treasury stock acquired, 1,267,955 and 226,147 shares
  at cost at December 31, 1997 and 1996, respectively                           (16,071)        (2,517)
Net unrealized gain on investment and mortgage-backed
  securities available for sale, net of taxes                                     4,655            325
                                                                               --------       --------
Total stockholders' equity                                                       46,533         53,117
                                                                               --------       --------

Total liabilities and stockholders' equity                                     $851,500       $529,165
                                                                               ========       ========

The accompanying notes are an integral part of these statements.

Patriot Bank Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(in thousands)

                                                              Year ended  December 31,
                                                         ---------------------------------
                                                          1997          1996         1995
                                                         ------        ------       ------
Interest income
Interest-earning deposits                                  $193          $116         $201
Investment and mortgage-backed securities                23,048        11,049        2,865
Loans                                                    27,008        18,429       14,102
                                                         ------        ------        -----
Total interest income                                    50,249        29,594       17,168
                                                         ------        ------       ------

Interest expense
Deposits                                                 13,405         9,895        8,980
Short-term Borrowings                                    15,648         5,965          569
Long-term Borrowings                                      6,754         1,642           --
                                                         ------        ------        -----

Total interest expense                                   35,807        17,502        9,549
                                                         ------        ------        -----

Net interest income before provision for
  possible loan losses                                   14,442        12,092        7,619

Provision for possible loan losses                          915           305           60
                                                         ------        ------        -----

Net interest income after
  provision for loan losses                              13,527        11,787        7,559
                                                         ------        ------        -----

Non-interest income
Service fees, charges and other operating income            830           526          519
Gain on the sale of branch deposits and facility            885
(Loss) Gain on sale of real estate acquired through
  foreclosure                                                (9)           16           96
Gain (loss) on sale of investment and mortgage-backed
  securities available for sale                             438           (28)         (97)
Mortgage banking gains                                      186           123           --
                                                         ------        ------        -----

Total non-interest income                                 2,330           637          518
                                                         ------        ------        -----
Non-interest expense
Salaries and employee benefits                            7,048         4,324        3,048
Occupancy and equipment                                   1,952           978          658
Federal deposit insurance premiums                          132         1,814          439
Data processing                                             167           373          258
Advertising                                                 551           397          226
Deposit processing                                          307           253          236
Other operating expenses                                  1,001         1,059        1,286
                                                         ------        ------        -----

Total non-interest expense                               11,158         9,198        6,151
                                                         ------         -----        -----

Income before income taxes                                4,699         3,226        1,926

Income taxes                                              1,326         1,251          734
                                                         ------        ------        -----
Net income                                               $3,373        $1,975       $1,192
                                                         ======        ======       ======

Earning per share - basic                                 $0.78         $0.39
                                                          =====         =====
Earnings per share - diluted                              $0.74         $0.39
                                                          =====         =====

Dividends per share                                       $0.30         $0.18
                                                          =====         =====

The accompanying notes are an integral part of these statements.

Patriot Bank Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 1997,
1996 and 1995
(in thousands)

                                                                                                      Unrealized
                                                                                                        gains
                                                                                                     (losses) on
                                                     Additional                                       securities
                                Number of  Common     paid-in                     Retained  Treasury   available
                                 shares     stock     capital   ESOP      MRP     earnings    stock    for sale   Total
                                 ------     -----     -------   ----     -----    --------   -------   --------  -------
Balance at January 1, 1995           --      --          --       --       --      18,701       --         (833)   17,868

Shares issued upon
  conversion                      3,769      38      36,614       --       --          --       --           --    36,652
Common stock acquired
  by ESOP                          (301)     --          --   (3,015)      --          --       --           --    (3,015)
Release of ESOP shares               30      --          86      301       --          --       --           --       387
Change in unrealized gains
  on securities available
  for sale, net of taxes             --      --          --       --       --          --       --        1,026     1,026
Net income                           --      --          --       --       --       1,192       --           --     1,192
                                  -----     ---     -------  -------  -------      ------ --------       ------   -------

Balance at December 31, 1995      3,498      38      36,700   (2,714)      --      19,893       --          193    54,110
                                  -----     ---     -------  -------  -------      ------ --------       ------   -------

Common stock issued                 134       1       1,731       --       --          --       --           --     1,732
Common stock acquired
  by MRP                           (134)     --          --       --   (1,732)         --       --           --    (1,732)
Amortization of MRP                  --      --          --       --      194          --       --           --       194
Treasury stock purchased           (188)     --          --       --       --          --   (2,517)          --    (2,517)
Stock dividend                      661       8      10,530       --       --     (10,538)      --           --        --
Release of ESOP shares               17      --          53      143       --          --       --           --       196
Change in unrealized gains
  on securities available
  for sale, net of taxes             --      --          --       --       --          --       --          132       132
Net income                           --      --          --       --       --       1,975       --           --     1,975
Cash dividends paid                  --      --          --       --       --        (973)      --           --      (973)
                                  -----     ---     -------  -------  -------      ------ --------       ------   -------

Balance at December 31, 1996      3,988     $47     $49,014  $(2,571) $(1,538)    $10,357  $(2,517)        $325   $53,117
                                  -----     ---     -------  -------  -------      ------ --------       ------   -------

Common stock issued                   5      --         102       --       --          --       --           --       102
Common stock acquired
  by MRP                             (5)     --          --       --     (102)         --       --           --      (102)
Treasury stock purchased           (830)     --          --       --       --          --  (13,554)          --   (13,554)
Stock dividend                      631       9      10,645       --       --     (10,654)      --           --        --
Release of MRP                       32      --          --       --      355          --       --           --       355
Release of ESOP shares               21      --         165      143       --          --       --           --       308
Change in unrealized gains
  on securities available
  for sale, net of taxes             --      --          --       --       --          --       --        4,330     4,330
Net income                           --      --          --       --       --       3,373       --           --     3,373
Cash dividends paid                  --      --          --       --       --      (1,396)      --           --    (1,396)
                                  -----     ---     -------  -------  -------      ------ --------       ------   -------

Balance at December 31, 1997      3,842     $56     $59,926  $(2,428) $(1,285)     $1,680 $(16,071)      $4,655   $46,533
                                  =====     ===     =======  =======  =======      ====== ========       ======   =======


The accompanying notes are an integral part of these statements.

Patriot Bank Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                Year ended December 31,
                                                                             -----------------------------
                                                                               1997       1996       1995
                                                                             -------     ------      ------
Operating activities
Net Income                                                                     3,373      1,975       1,192
Adjustments to reconcile net income to net cash provided by
  operating activities
       Amortization and accretion of
          Deferred loan origination fees                                        (145)      (464)       (460)
          Premiums and discounts                                                 (94)       (39)        (71)
          MRP share                                                              355        194
       Provision for possible loan losses                                        915        305          60
       Release of ESOP shares                                                    308        196         387
       (Gain) loss on sale of  securities available for sale                    (438)        28          97
       Loss (gain) on sale of real estate owned                                    9        (16)        (96)
       Gain on sale of deposits and facility                                    (885)        --          --
       Depreciation of premises and equipment                                    762        259         187
       Mortgage loans originaterd for sale                                   (13,753)        --          --
       Mortgage loans sold                                                     9,658         --          --
       Decrease (increase) decrease in deferred income taxes                     459       (277)         96
       Increase in accrued interest receivable                                (1,470)    (1,444)        (29)
       Increase in other assets                                               (1,149)       (71)       (315)
       Increase (decrease) in other liabilities                                1,563      1,077         (39)
                                                                            --------     ------      ------
            Net Cash used by operating activities                               (532)     1,723       1,009
                                                                            --------     ------      ------
Investing activities
       Loan originations & principal payments on loans, net                 (142,265)   (85,643)    (25,309)
                                                                            --------     ------      ------
       Proceeds from the sale of securities - available for sale               4,280      3,918      10,249
       Proceeds from the maturity of securities - available for sale          26,740     16,784       5,289
       Proceeds from the maturity of securities - held to maturity            10,194      5,625          --
       Purchase of securities - available for sale                          (208,017)  (132,012)    (22,450)
       Purchase of securities - held to maturity                                  --    (74,418)     (1,251)
       Proceeds from sale of real estate owned                                    50        131         398
       Purchase of premises and equipment                                     (1,880)    (4,533)        (95)
       Proceeds from sale of premises and equipment                              300         --          --
                                                                            --------     ------      ------
          Net cash (used in by investing activities                         (310,598)  (270,148)    (33,169)
                                                                            --------     ------      ------
Financing activities
       Net increase in deposits                                               60,361     37,896      11,680
       Decrease from sale of deposits                                         (9,462)        --          --
       Proceeds from short term borrowings                                   171,089    135,595          --
       Proceeds from long term borrowings                                     87,200     86,000          --
       Proceeds from trust preferred securities                               18,417         --          --
       Increase (decrease) in advances from borrowers for
         taxes and insurance                                                     636        721         (49)
       Net proceeds from stock conversion                                         --         --      33,637
       Cash paid for dividends                                                (1,396)      (973)         --
       Purchase of Treasury Stock                                            (13,554)    (2,517)         --
                                                                            --------     ------      ------

Net cash provided by financing activities                                    313,291    256,722      45,268
                                                                            --------     ------      ------

Net (decrease) increase in cash and cash equivalents                           2,161    (11,703)     13,108

Cash and cash equivalents at beginning of year                                 6,853     18,556       5,448
                                                                            --------     ------      ------

Cash and cash equivalents at end of year                                       9,014      6,853      18,556
                                                                            ========    =======      ======


The accompanying notes are an integral part of these statements.

Patriot Bank Corp. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a description of the significant accounting policies of Patriot Bank Corp. and Subsidiaries (Patriot). Such accounting and reporting policies conform with generally accounting principles and predominant practices within the financial institution industry.

Patriot, through its subsidiaries, offers a broad range of lending, depository and related financial services to small businesses and consumers primarily through 13 community banking offices located in Berks, Bucks, Chester, Montgomery, Northampton and Lehigh counties in Pennsylvania and through direct mail and various electronic and telephonic means.

Patriot Bank principally competes with other banking and financial institutions in its primary market communities. Commercial banks, savings banks, savings and loan associations, credit unions and money market funds actively compete for deposits and loans. Such institutions, as well as consumer finance and insurance companies, may be considered competitors of Patriot with respect to one or more of the services they render.

a. Basis of Financial Presentation

The accompanying financial statements include the accounts of the parent company, Patriot Bank Corp. and its subsidiaries: Patriot Bank and its subsidiaries, Marathon Management Company, Patriot Financial Center, Inc., Patriot Commercial Leasing Company, Inc., and Patriot Investment Company. All material intercompany balances and transactions have been eliminated in consolidation.

In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for possible loan losses, mortgage servicing rights, and other real estate owned.

The evaluation of the adequacy of the adequacy of the allowance for possible loan losses includes, among other factors, an analysis of historical loss rates, by category, applied to current loan totals. However, actual losses may be higher or lower than historical trends, which vary. Actual losses on specified problem loans, which also are provided for in the evaluation, may vary from estimated loss percentages, which are established based upon a limited number of potential loss classifications.

In June 1997, the Financial Accounting Standards Board (FASB) has issued SFAS No. 130, "Reporting of Comprehensive Income", which is effective for years beginning after December 15, 1997. This new standard requires entities presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and income, expenses, gains, and losses that bypass the income statement and are reported directly in a separate component of equity. Patriot has evaluated SFAS No. 130 and does not foresee a material effect on the presentation of it's financial position or results of operation.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for all periods beginning after December 15, 1997. SFAS 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. Patriot has evaluated SFAS No. 131 and does not foresee a material effect on the presentation of it's financial position or results of operation.

b. Investment and Mortgage-Backed Securities

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

c. Loans held for resale

Loans held for resale consist of residential mortgage loans originated by Patriot. They are recorded at the lower of cost or estimated fair value on an aggregate basis.

d. Loans and Allowance for Possible Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at unpaid principal balances and net of deferred loan origination fees and discounts. Interest is accrued and credited to operations based upon the principal amount of loans outstanding. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans, adjusted for estimated prepayments based on Patriot's historical prepayment experience.

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

SFAS No. 114, as amended, applies to all loans that are identified for evaluation, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Those loans include residential mortgage, home equity and consumer loans. Patriot's loan portfolio is substantially comprised of residential mortgage, home equity and consumer loans; therefore, the adoption of SFAS No. 114 had no material effect on Patriot's consolidated financial position or results of operations. Patriot's impaired loans at December 31, 1997 and 1996 were not significant.

e. Premises and Equipment

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

f. Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

On January 1, 1997 Patriot adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS No. 127, which provides accounting guidance on transfers of financial assets, servicing of financial assets and extinguishments of liabilities. Adoption of this new statement did not have a material impact on Patriot's consolidated financial position or results of operations.

g. Employee Benefit Plans

Patriot has certain employee benefit plans covering substantially all employees. Patriot accrues costs as incurred.

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

h. Advertising Cost

Patriot expenses advertising costs as incurred.

i. Income Taxes

Deferred income taxes are provided on temporary differences between amounts reported for financial statement and tax purposes in accordance with SFAS No. 109, "Accounting for Income Taxes."

j. Earnings per Shares

In 1997, Patriot adopted the provisions of SFAS No. 128, "Earnings per Share." SFAS 128 eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shares by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior periods' earnings per share calculations have been restated to reflect the adoption of SFAS No. 128.

k. Statement of Cash Flows

Cash and cash equivalents are defined as cash on hand, cash items in process of collection and amounts due from banks. Interest-earning deposits consist of deposit accounts with the Federal Home Loan Bank (FHLB) of Pittsburgh and deposits with other financial institutions generally having maturities of three months or less. Cash paid for interest on deposits was $13,368,000, $9,888,000 and $8,988,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Cash paid for income taxes was $1,982,000, $1,161,000 and $6,701,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Transfers from loans to real estate owned were $167,000, $31,000, and $218,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Transfers of investment securities from held to maturity to available for sale were $-0-, $-0- and $6,000,000 for the years ended December 31, 1997,1996 and 1995, respectively.

l. Reclassifications

Certain prior period amounts have been reclassified to conform with the current year's presentation. These reclassifications had no effect on net income.

NOTE 2 - RESTRICTIONS ON CASH AND AMOUNTS DUE FROM DEPOSITORY INSTITUTIONS

Patriot is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those reserve balances for the reserve computation periods, which included December 31, 1997 and 1996, were $1,583,000 and $456,000, respectively.

NOTE 3 - INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows:

                                                                           1997
                                                ------------------------------------------------------------
                                                                   Gross             Gross
                                                Amortized       Unrealized        Unrealized      Estimated
                                                  cost            Gains              Loss         Fair Value
                                                ---------       ----------        ----------      ----------
                                                                       (in thousands)
Available for Sale:
Investment securities:
U.S. Treasury and
  government agency
  securities                                     $19,884           $202               $--           $20,086
Commerce Bancorp, Inc.                             5,000            276                --             5,276
Other Corporate Securities                        12,493            998                --            13,491
FHLMC Stock                                       30,031          1,245                --            31,276
FHLB Stock                                        13,760             --                --            13,760
Equity securities                                  4,377          3,140                --             7,517
Mortgage-backed securities:
FHLMC                                             11,287            214                --            11,501
FNMA                                              20,163            185                94            20,254
GNMA                                              12,592            279                --            12,871
Collateralized mortgage
  obligations:
FHLMC                                             75,085            806               107            75,784
FNMA                                             118,778            503               437           118,844
Securitized Asset Sales, Inc.                      4,934             --                81             4,853
GE Capital MTG. Services, Inc.                     7,476             24                --             7,500
Other                                                112             --                --               112
                                                --------         ------              ----          --------
Total investment
  and mortgage-backed
  securities available for sale                 $335,972         $7,872              $719          $343,125
                                                ========         ======              ====          ========

Held to Maturity:
Investment securities:
U.S. Treasury and
  government agency
  securities                                      $1,035             $4                $5            $1,034
Corporate securities                               1,502             42                --             1,544
Collateralized mortgage
  obligations:
FHLMC                                              1,801              3                --             1,804
FNMA                                               9,775            112                --             9,887
Capstead Securities Corp. IV                       6,055             24                --             6,079
CMC Securities Corporation                         6,377             64                --             6,441
Other                                             35,971            150                93            36,028
                                                --------         ------              ----          --------

Total investment
  and mortgage-backed
  securities held to maturity                    $62,516           $399               $98           $62,817
                                                ========         ======              ====          ========

                                                                           1996
                                               --------------------------------------------------------------
                                                                   Gross             Gross
                                               Amortized        Unrealized        Unrealized       Estimated
                                                 cost              Gains            Losses         Fair Value
                                               ---------        ----------        ----------       ----------
                                                                       (in thousands)
Available for Sale:
Investment securities:
U.S. Treasury and
  government agency
  securities                                     $5,023             $--               $33            $4,990
Equity securities                                23,797             695               --             24,492
Mortgage-backed securities:
FHLMC                                            14,582             149                22            14,709
FNMA                                             25,118             150               144            25,124
GNMA                                             14,498             253               --             14,751
Collateralized mortgage
  obligations:
FHLMC                                            37,928               7               296            37,639
FNMA                                             31,654              13               165            31,502
Other                                             5,976              --                35             5,941
                                               --------          ------              ----          --------

Total investment
  and mortgage-backed
  securities available for sale                $158,576          $1,267              $695          $159,148
                                               ========          ======              ====          ========

Held to Maturity:
Investment securities:
U.S. Treasury and
  government agency
  securities                                     $1,911             $--               $19            $1,892
Corporate securities                              2,506              27               --              2,533
Collateralized mortgage
  obligations:
Other                                            68,293             281               277            68,297
                                               --------          ------              ----          --------

Total investment
  and mortgage-backed
  securities held to maturity                   $72,710            $308              $296           $72,722
                                               ========          ======              ====          ========

The amortized cost and estimated fair value of investment and mortgage-backed securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:


                                                                 Held to maturity             Available for sale
                                                              -----------------------      -------------------------
                                                              Amortized        Fair         Amortized         Fair
                                                                cost           value          cost            value
                                                              ---------       -------       ----------       -------
                                                                                  (in thousands)
Investment and mortgage-backed securities
Due in one year or less                                        $12,728        $12,764        $16,018         $16,039
Due after one year through five years                           40,408         40,603         94,564          94,839
Due after five years through ten years                           9,380          9,450         80,569          80,845
Due after ten years                                                --              --         96,653          98,849
Equity Securities                                                  --              --         48,168          52,553
                                                               -------        -------       --------        --------

Total investment and mortgage-backed securities                $62,516        $62,817       $335,972        $343,125
                                                               =======        =======       ========        ========


For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the contractual maturities. The mortgage-backed securities may mature earlier than their contractual maturities because of principal prepayments.

Proceeds from sales of investment and mortgage-backed securities and the realized gross gains and losses from those sales are as follows:


                                     Available for sale                        Held to maturity
                                  -----------------------------            ----------------------
                                   Year ended December 31,                 Year ended December 31,
                                  1997                    1996                      1995
                                 ------                   -----                   -------
                                                     (in thousands)
     Proceeds from sales         $4,280                  $3,918                   $10,249
                                 ======                  ======                   =======

     Gross realized gains           438                     $75                       $--
     Gross realized losses           --                    (103)                      (97)
                                    ---                   -----                      ----

     Net realized gain (loss)      $438                    $(28)                     $(97)
                                   ====                    ====                      ====


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

Securities having an aggregate amortized cost of $335,000, $412,000 and $445,000 were pledged to secure public deposits at December 31, 1997, 1996 and 1995, respectively.

NOTE 4 - LOANS RECEIVABLE

Loans receivable are summarized as follows:


                                                                          December 31,
                                                                  ---------------------------
                                                                    1997               1996
                                                                  --------           --------
                                                                       (in thousands)
Real estate loans
First mortgages secured by one- to four-family
  residences                                                      $302,684           $192,518
Home equity and second mortgage                                     77,070             72,480
Construction                                                         4,039              3,210
Multi-family and commercial                                         36,957             11,822
                                                                  --------           --------
                                                                   420,750            280,030
Consumer loans                                                       3,853              2,546
                                                                  --------           --------

Total loans receivable                                             424,603            282,576
Less deferred loan origination fees                                 (2,394)            (2,392)
                                                                  --------           --------

Total loans receivable, net                                       $422,209           $280,184
                                                                  ========           ========


Activity in the allowance for possible loan losses is summarized as follows:

                                                   1997             1996            1995
                                                  ------            ------         ------
                                                               (in thousands)
Balance at beginning of year                      $1,830            $1,702         $1,720

Provision for possible loan losses                   915               305             60
Loans charged off                                   (276)             (177)           (81)
Recoveries                                            43                --              3
                                                  ------            ------         ------
Balance at end of year                            $2,512            $1,830         $1,702
                                                  ======            ======         ======


Non-performing loans, consisting of all loans 90 days past due and certain other loans for which the accrual of interest has been discontinued, were $1,112,000 and $568,000 at December 31, 1997 and 1996, respectively. Interest income that would have been recorded under the original terms of such loans and the interest income actually recognized are summarized as follows:

                                                             1997           1996         1995
                                                             ----           ----         ----
                                                                      (in thousands)
Interest income that would have been recorded                 $71            $53          $53
Interest income recognized                                    (21)           (17)         (14)
                                                              ---           ----          ---

Interest income foregone                                      $50            $36          $39
                                                              ===            ===          ===

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

                                                 Estimated
                                                useful lives      1997        1996
                                                ------------     -------     ------
                                                              (in thousands)
Land                                                --           $1,255      $1,220
Buildings                                          30-40          6,051       5,966
Furniture, fixtures and equipment                   3-7           4,059       2,969
Leasehold improvements                              15              655         506
                                                    --           ------      ------

                                                                 12,020      10,661

             Less accumulated depreciation                       (3,478)     (2,937)
                                                                 -------     ------

                                                                 $8,542      $7,724
                                                                 ======      ======


NOTE 6 - DEPOSITS

Deposits and their average rates are summarized as follows:

                                                              1997                          1996
                                                       ---------------------        ---------------------
                                                                     Average                      Average
                                                       Balance        rate           Balance        rate
                                                       -------       ------         --------       ------
                                                                        (in thousands)
NOW deposits                                           $16,908        0.61%          $17,842        0.49%
Money market                                            51,696        4.44            33,411        4.57
Savings accounts                                        24,510        2.38            27,712        2.38
Non-interest-bearing demand                             11,117          --             3,433          --
                                                       -------      ------          --------        ----

Total demand, transaction, money market and            104,231        2.86            82,398        2.76
savings deposits
Certificates of deposit                                185,297        5.87           157,116        5.76
                                                      --------        ----          --------        ----
Total                                                 $289,528        4.79%         $239,514        4.73%
                                                      ========        ====          ========        ====


The aggregate amount of certificates of deposit with minimum denominations of $100,000 or more totaled approximately $41,788,000 and $19,357,000 at December 31, 1997 and 1996, respectively. At December 31, 1997, Patriot has one company who's certificates of deposits totaled approximately $30,490,000.

At December 31, 1997, scheduled maturities of certificates of deposit were as follows:

                       1998                            $91,399
                       1999                             70,384
                       2000                             10,985
                       2001                              1,586
                       2002                              2,048
                    Thereafter                           8,895
                                                      --------
                                                      $185,297
                                                      ========

NOTE 7 - FHLB ADVANCES

a. SHORT TERM
   Short-term advances from the FHLB have maturities of less than one year. These advances are collateralized by FHLB stock and certain first mortgage loans and mortgage-backed securities. Short-term borrowings are summarized as follows:

                                                                              1997          1996
                                                                            --------       --------
                                                                               (In thousands)
   Balance at year-end                                                      $171,000       $134,000
   Maximum amount outstanding at any month-end during the period            $213,000       $183,500
   Average amount outstanding during each period                            $155,042       $106,855
   Weighted average interest rate on short-term borrowings                      5.76%          5.50%


b. LONG TERM
   At December 31, 1997 and 1996, long-term advances from the FHLB totaling $104,200 and $76,000 have maturities of one to ten years. These advances are collateralized by FHLB stock and certain first mortgage loans and mortgage-backed securities.

   At December 31, 1997, the outstanding long-term borrowings mature as follows (in thousands):

                        1998                                   0
                        1999                              19,000
                        2000                                   0
                        2001                                   0
                        2002                              85,000
                     Thereafter                              200
                                                         -------
                                                         104,200

NOTE 8 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

a. SHORT TERM
   Patriot enters into sales of securities under agreements to repurchase. These transactions are reflected as a liability on the accompanying Consolidated Balance Sheets. The dollar amount of securities underlying the agreements remains in the asset account, although the securities underlying the agreements are delivered to primary dealers who manage the transactions. At December 31, 1997 and 1996, all of the agreements were to repurchase identical securities.

   Short-term repurchase agreements generally have maturities of less than one year. These repurchase agreements are collateralized by certain mortgage-backed, agency and corporate securities. Short-term repurchase agreements are summarized as follows:

                                                                                       1997           1996
                                                                                     --------        -------
                                                                                         (In thousands)
   Balance at year-end                                                               $214,684        $11,595
   Maximum amount outstanding at any month-end during the period                     $221,962        $11,595
   Average amount outstanding during each period                                     $115,593           $254
   Weighted average interest rate on short-term borrowings                               5.77%          6.40%

   Mortgage-backed securities underlying the agreements at year-end:
          Carrying value                                                             $227,629        $23,287
          Estimated fair value                                                       $227,629        $23,287


b. LONG TERM
   At December 31, 1997 and 1996 long-term repurchase agreements totalling $0 and $10,000 generally have maturities of one to two years. These repurchase agreements are collateralized by certain mortgage-backed securities.


NOTE  9 - TRUST PREFERRED SECURITIES

On May 29, 1997, Patriot issued $19,000,000 of 10.30% junior subordinated debentures to Patriot Capital Trust I, a Delaware Business Trust, in which Patriot owns all of the common equity. The trust issued $19,000,000 of preferred securities to investors, secured by the junior subordinated debentures and the guarantee of Patriot. Although the junior subordinated debentures will be treated as debt of Patriot, they currently qualify for Tier I capital treatment, subject to certain limitations, under risk-based capital guidelines of the Federal Reserve. The Trust Preferred Securities are callable by the Company on or after July 1, 2007, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted or certain other contingencies arise. The Trust Preferred Securities must be redeemed upon maturity of the debentures in 2027.

NOTE 10 - EQUITY TRANSACTIONS

On July 28, 1997 Patriot completed a tender offer to purchase 449,537 (539,444 after 20% stock dividend) shares at $18.00 per share.

On August 25, 1997, Patriot announced a 20% stock dividend. The stock distribution was made on September 22, 1997 to stockholders of record on September 8, 1997.

On October 25, 1996, Patriot announced a 20% stock dividend. The stock distribution was made on November 21, 1996 to stockholders of record on November 7, 1996. At December 31, 1997 and 1996 shares outstanding were 4,358,000 and 4,457,000 respectively. All share amounts have been retroactively adjusted for stock dividends.

In July 1995, the Board of Directors of Patriot Bank adopted an overall Plan of Conversion (the Conversion), as amended on August 30, 1995, pursuant to which Patriot Bank converted from a federally chartered mutual savings bank to a federally chartered capital stock savings bank. All of Patriot Bank's outstanding capital stock was acquired by Patriot, a newly organized Delaware corporation which became the holding company for Patriot Bank. The conversion was completed on December 1, 1995 when Patriot issued 3,769,125 (not effected for stock dividends) shares of common stock to the public. The provisions of SFAS No. 128, "Earnings Per Share," are not applicable for the year ended December 31, 1995.

Note 11 - BRANCH SALE

      On November 21, 1997 Patriot completed the sale of a community banking office and $10,350,000 of deposits form that office at a 7.5% premium Patriot recognized a gain from the sale of the deposits and the physical facility of approximately $885,000

NOTE 12 - INCOME TAXES

Applicable income taxes in the consolidated statements of income are as follows:

                                            1997            1996              1995
                                           -------          ------             ----
                                                        (in thousands)
Current
Federal                                    $1,301           $1,306            $525
State                                         109              222             113
APIC from Stock Compensation                   55               --              --
                                           ------           ------            ----
Total current                               1,465            1,528             638
                                            =====            -----             ---

Deferred
Federal                                       (39)            (277)             96
State                                        (100)              --              --
                                           ------           ------            ----

Total deferred                               (139)            (277)             96
                                           ------           ------            ----

Applicable income taxes                    $1,326           $1,251            $734
                                           ======           ======            ====

Effective tax rate                           28.2%            38.8%           38.1%
                                           ======           ======            ====

The income tax provision reconciled to taxes computed at the statutory federal rate is as follows:


                                                       1997        1996        1995
                                                       ----        ----        ----
Federal tax expense at statutory rate                  35.0%       35.0%       35.0%
Adjustment resulting from:
State tax, net of federal tax benefit                    .8         2.3         3.7
Tax-exempt interest and dividend income                (9.0)       (1.4)       (0.1)
ESOP expense                                            1.2         0.6         1.6
MRP expense                                            (1.2)        1.5          --
Other                                                   1.4         0.8        (2.1)
                                                       ----        ----         ----

Income taxes                                           28.2%       38.8%       38.1%
                                                       ====        ====         ====



                                                     1997          1996
                                                   --------        -----
                                                       (in thousands)
Deferred tax assets
Deferred loan fees                                     $184        $288
Allowance for possible loan losses                      854         579
Uncollectible interest                                   18          23
Non-qualified pension plan                               14          14
MRP expense                                              66          68
State NOL carryovers                                    100          --
Reserves                                                 11          --
                                                   --------        ----
Total deferred tax assets                            $1,247        $972
                                                   ========        ====


Deferred tax liabilities
Depreciation                                           $368        $211
Discount accretion                                      134          87
Pension plan                                             --          15
Gain on sale of loans                                    48         100
Excess loan servicing fees                               --          --
Unrealized gain on securities
available for sale                                    2,498         228
                                                   --------        ----
Total deferred tax liabilities                        3,048         641
                                                   --------        ----

Net deferred tax (liability) asset                  ($1,801)       $331
                                                   ========        ====


Based on management's evaluation of the likelihood of realization, no valuation allowance has been provided against deferred tax benefits.

Prior to 1996, the Bank was permitted to deduct a percentage of its taxable income as an addition to a bad debt reserve for tax purposes regardless of the Bank's charge-off experience. This special deduction was repealed for taxable years following 1995. The Bank is now required to compute its bad debt deductions for tax purposes using the specific charge-off method. At December 31, 1997, 1996, and 1995 the Bank's tax bad debt reserve was approximately $ 4.0 million.

The Bank is not required to recapture its tax bad debt reserve into taxable income as long as the Bank continues to operate as a bank under federal tax law and does not use the reserve to fund dividends or redeem its stock. In accordance with SFAS No. 109, the Bank has not recorded any deferred tax liability on of its tax bad debt reserve. The tax that would be paid were the Bank ultimately required to recapture of the reserve would amount to approximately $1.4 million.

NOTE 13 - EARNINGS PER SHARE

Patriot's calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share" is as follows:


                                                         For Year Ended December 31, 1997
                                                    --------------------------------------------
                                                     Income            Shares          Per-Share
                                                    Numerator       (Denominator)       Amount
                                                    ---------        -----------       ---------
Basic EPS
Net Income available to common
  stockholders                                        $3,373            4,350            $0.78

Effect of Dilutive Securities
  Options                                                 --              204             (.04)
                                                      ------            -----            -----

Diluted EPS
Net income available to common
  stockholders plus assumed conversions               $3,373            4,554            $0.74
                                                      ======            =====            =====


Options to purchase 3,600 shares of common stock at $18.02 were outstanding during the year. They were not included in the computation of diluted EPS because the option exercise price was greater than the average market price.



                                                         For Year Ended December 31, 1996
                                                --------------------------------------------------
                                                 Income                Shares           Per-Share
                                                Numerator          (Denominator)         Amount
                                                ---------          -------------        ----------
Basic EPS
Net Income available to common
  stockholders                                   $1,975                5,048             $0.39

Effect of Dilutive Securities
  Options                                            --                   61                --
                                                 ------                -----             -----
Diluted EPS
Net income available to common
  stockholders plus assumed conversions          $1,975                5,109             $0.39
                                                 ======                =====             =====


All option at December 31, 1996 had exercise prices less than the average market price, accordingly they have all been included in the above calculation.

As a result of the conversion completed in December 1995, EPS for the year ended December 31, 1995 was not applicable.

NOTE 14 - EMPLOYEE BENEFIT PLANS

a. Pension Plan

Effective December 31, 1996, the Board of Directors approved the termination of Patriot's non-contributory defined benefit pension plan. Previously, the plan covered substantially all full time employees meeting certain eligibility requirements. As a result of this termination, all participating employees became fully vested under the plan. Distributions of the participants' vested benefits took place in the fourth quarter of 1997. Such distributions were in the form of cash payouts and rollovers into Patriot's 401(k) plan. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Pension Plans and for Terminated Benefits", both a settlement and curtailment had occurred. For the year ended December 31, 1997, the loss associated with the settlement and curtailment of this plan was not significant. No gain or loss was recognized for the year ended December 31, 1996.

b. 401(k) Plan

Patriot maintains a 401(k) plan covering all of its employees who have attained age 21 and have completed at least one year of service. Effective January 1, 1997, the 401(k) plan has been amended whereby all eligible employees will receive a contribution to the plan equal to 3% of their base salary prior to January 1, 1997. Subsequent to January 1997 Patriot will contribute 100% of an employee's contribution up to 3% of base salary and 50% of an employee's contribution between 3% and 6% of base salary. Prior to 1997, Patriot contributed 50% of an employee's contribution, up to 6% of salary. Patriot's contributions were $143,000, $35,000 and $32,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

c. Employee Stock Ownership Plan

In 1995, Patriot established an internally leveraged Employee Stock Ownership Plan (ESOP) for eligible employees who have completed one year of service with Patriot or its subsidiaries. In December 1995, the ESOP borrowed $3,015,000 from Patriot to purchase 434,000 (as adjusted for subsequent stock dividends) newly issued shares of common stock. Patriot makes contributions to the ESOP equal to the ESOP's debt service less any dividends received by the ESOP. Any dividends received by the ESOP are used to pay debt service. The ESOP shares are pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to qualifying employees based on the proportion of debt service paid in the year. Patriot accounts for its ESOP in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated Balance Sheets. As shares are released from collateral, Patriot reports compensation expense equal to the current market price of the shares, and the allocated shares are included in outstanding shares for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $308,000, $194,000 and $387,000 in 1997, 1996 and 1995, respectively. The ESOP shares as of December 31, 1997 were as follows:

          Allocated shares                                 85,000
          Unreleased shares                               349,000
                                                       ----------

          Total ESOP shares                               434,000
                                                       ==========

          Fair value of unreleased shares              $7,395,000
                                                       ==========

d. Stock-Based Compensation

Patriot maintains a Management Recognition Plan (MRP). The MRP provides that up to 217,000 shares of common stock may be granted, at the discretion of the Board, to key directors and officers at no cost to the individuals. Patriot granted 193,000 shares in 1996 and 6,000 (as adjusted for subsequent stock dividends) shares in 1997 in the form of restricted stock payable over five years from the date of grant. The recipients of the restricted stock are entitled to all voting and other stockholder rights, except that the shares, while restricted, may not be sold, pledged or otherwise disposed of and are required to be held in escrow. In the event the recipient terminates association with Patriot for reasons other than death, disability or change in control, the recipient forfeits all rights to the allocated shares under restriction which are canceled and revert to Patriot for reissuance under the plan. Shares acquired by the MRP were newly issued shares and were recorded at the date of award based on the market value of shares. Shares acquired by the MRP, which are shown as a separate component of stockholders' equity, are being amortized to expense over the five-year vesting period. As shares are vested during this five-year period, Patriot records compensation expense equal to the shares being amortized. For the years ended December 31, 1997 and 1996, $355,000 and $194,000 was amortized to expense. At December 31, 1997, 18,000 shares were reserved for future grants under the plan.

Patriot maintains stock option plan. The stock option plan is accounted for under APB Opinion No. 25 and related interpretations. The plan permits the grant of options to employees and directors for up to 542,000 shares of common stock. The options have a term of 10 years and vest over a five-year period. The exercise price of each option equals the market price of Patriot's stock on the date of grant. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, Patriot's 1997 and 1996 net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                 1997                             1996
                                     --------------------------       ----------------------------
                                     As reported     Pro-forma        As reported       Pro forma
                                     ------------    ----------       -----------       ----------
Net income                            $3,373,000     $3,110,000        $1,975,000       $1,841,000
Earnings per share - basic                 $0.78          $0.72             $0.39            $0.36
Earnings per share - diluted               $0.74          $0.68             $0.39            $0.36

A summary status of Patriot's option plans as of December 31, 1997 and 1996 and the charges during the years ending on those dates is presented below:


                                                                     1997                      1996
                                                              -------------------      --------------------
                                                                         Weighted                  Weighted
                                                                          Average                   Average
                                                              Shares       Price       Shares       Price
                                                              -------    --------     --------     --------
Outstanding, beginning of year                                510,000      $8.98           --           --

Granted                                                         7,000      16.38      510,000        $8.98
                                                              -------      -----      -------        -----
Outstanding at year-end                                       517,000      $9.08      510,000        $8.98
                                                              =======      =====      =======        =====

Options exercisable at year-end                               102,000                      --
                                                              =======                 =======

Weighted average fair value of
   options granted during the year                                         $6.68                     $3.42
                                                                           =====                     =====


The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model as follows:

Assumptions:
  Dividend yield                                                            2.40%        2.40%
  Expected volatility                                                      33.30%       22.90%
  Risk-free interest rate                                                   6.47%        6.50%


The following table summarizes information about non-qualified options outstanding at December 31, 1997:

                                            Options Outstanding                         Options Excercisable
                            -------------------------------------------------    ----------------------------------

                              Number             Weighted                            Number
                           Outstanding at        Average          Weighted        Outstanding at       Weighted
    Range of                December 31,        Remaining          Average         December 31,         Average
Excercise Prices                1997        Contractual Life    Exercise Price         1997         Excercise Price
-----------------          -------------    ----------------    --------------    --------------    ---------------
          $8.98               510,000           8.5 years            $8.98           102,000            $8.98
$14.74 - $18.02                 7,200           9.5 years           $16.38              --             $16.38

NOTE 15 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

Patriot is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers, including commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated Balance Sheets. The contract or notional amounts of those instruments reflect the extent of Patriot's involvement in particular classes of financial instruments.

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

The contractual or notional amounts of outstanding loan commitments as of December 31, 1997 are as follows:

                                                                                       Total
                                              Fixed rate        Variable rate        commitments
                                              commitments        commitments         outstanding
                                              -----------       -------------        -----------
                                                                (in thousands)
Financial instruments whose contract
amounts represent credit risk
Mortgage loans                                   $3,059              $1,093             $4,152
Consumer and other loans                            388              21,387             21,775
Commercial lines of credit                           --              20,074             20,074
Construction loans                                3,662                 --               3,662
                                                  -----                 --               -----

                                                 $7,109             $42,554            $49,663
                                                 ======             =======            =======

Financial instruments whose notional
or contract amounts exceed the
amount of the credit risk

Interest rate cap                                    --              50,000             50,000
Interest rate floor                                  --              50,000             50,000


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

NOTE 15 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
AND CONCENTRATIONS OF CREDIT RISK, CONTINUED

Interest rate cap and floor agreements are instruments used by Patriot to manage its interest rate risk. An interest rate cap is an agreement whereby the seller of the cap contractually agrees to pay the buyer the difference between the actual interest rate and strike rate per the cap contract, if the actual rate is higher than the strike rate. An interest rate floor is an agreement whereby the seller of the floor contractually agrees to pay the buyer the difference between the actual interest rate and the strike rate of the floor contract, if the actual rate is lower than the strike rate.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

a. Lease Commitments

Patriot is committed to various operating leases related to branch facilities having initial or remaining terms in excess of one year. The minimum annual rental commitments under these leases outstanding at December 31, 1997 are as follows:

                    1998                      $206,552
                    1999                       180,000
                    2000                       180,000
                    2001                       196,817
                    2002                       219,600
                   Thereafter                2,042,758
                                             ---------
                                             3,025,727
                                             =========

Total rental expense for all leases for the year ended December 31, 1997 and 1996 totaled $184,516 and $54,815, respectively. There were no leases in 1995.

b. Other

Patriot is a defendant in various legal actions arising from normal business activities. Management believes that those actions are without merit or that the ultimate liability, if any, resulting from such actions will not have a material adverse effect on Patriot's consolidated financial position or results of operations.

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Fair values have been estimated using data which management considered the best available. Fair value of financial instruments actively traded in a secondary market has been estimated using quoted market prices. The fair value of loans receivable has been estimated using present value cash flow, discounted at an interest rate that gives effect to estimated prepayment risk and credit loss factors. Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount. Fair value of financial instrument liabilities with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market rates for similar assets and liabilities. The resulting estimated fair values and carrying amounts at December 31, 1997 and 1996, respectively were as follows:

                                                        1997                          1996
                                              -------------------------      ----------------------
                                              Estimated                      Estimated
                                                fair           Carrying        fair        Carrying
                                                value           amount         value        amount
                                              ---------        --------      ---------     --------
                                                                  (in thousands)
Financial Assets:
     Cash and cash equivalents                  $9,014           $9,014        $6,853        $6,853

     Investment and mortgage-backed
       securities available for sale           343,125          343,125       159,148       159,148
     Investment and mortgage-backed
       securities held to maturity              62,817           62,516        72,722        72,710
     Total Loans receivable (net)              426,557          423,792       280,468       278,354
Financial Liabilities:
     Deposits with no stated maturities        104,231          104,231        82,398        82,398
     Deposits with stated maturities           185,532          185,297       158,888       157,116
     Borrowings                                516,149          508,301       229,947       231,595
Off-balance sheet items
     Commitments to extend credit               49,663           49,663        18,996        18,996
     Caps and floors                                 5              317            --            --


NOTE 18 - REGULATORY MATTERS

On May 22, 1997, Patriot Bank completed its conversion from a federally chartered savings bank to a state chartered commercial bank. Effective with the charter conversion Patriot Bank's regulators changed from the OTS to the State of Pennsylvania and the FDIC. Patriot Bank Corp. is regulated by the Federal Reserve.

Patriot is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on Patriot's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Patriot must meet specific capital guidelines that involve quantitative measures of Patriots assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Patriot's capital amounts are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Patriot to maintain minimum amounts and ratios (set forth in the table below) of total and core capital (as defined in the regulations) to risk-weighted assets, and of core capital to adjusted assets. Management believes, as of December 31, 1997, that Patriot meets all capital adequacy requirements to which it is subject.

As of December 31, 1997, the most recent notification from the Department of Banking of the Commonwealth of Pennsylvania categorized Patriot as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Patriot must maintain minimum total risk-based, core risk-based and core leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions category.


                                                               Required to be          Required to be
                                                                 Adequately                 Well
                                           Actual               Capitalized             Capitalized
                                      -----------------        ---------------     ----------------------
                                       Amount     Ratio        Amount    Ratio      Amount         Ratio
                                      --------    -----        --------  -----     --------        ------
                                                                (in thousands)
As of December 31, 1997
    Total capital (to risk weighted
      assets)

    Patriot Bank Corp.                $62,807     14.54%       $34,567     8%      $43,208           10%
    Patriot                            44,100     10.77%        32,748     8%       40,936           10%

    Tier I capital (to risk-weighted
      assets)

    Patriot Bank Corp.                 55,837     12.92%        17,283     4%       25,925            6%
    Patriot                            41,588     10.16%        16,374     4%       24,561            6%

    Tier I capital (to average assets)

    Patriot Bank Corp.                 55,837      7.90%        28,282     4%       35,353            5%
    Patriot                            41,588      6.12%        27,204     4%       34,005            5%


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

In conformity with Patriot's charter, a "liquidation account" was established for Patriot Bank at the time of its conversion to the stock form of ownership. In the unlikely event of a complete liquidation of Patriot Bank, holders of savings accounts with qualifying deposits, who continue to maintain their savings accounts, would be entitled to a distribution from the "liquidation account" in an amount equal to the then current adjusted savings account balance before any liquidation distribution could be made with respect to capital stock. The balance in the "liquidation account" was $11,487,000 at December 31, 1997. This amount may not be utilized for the payment of cash dividends to the holding company.

For the period ended December 31, 1996 Patriot was regulated by the (OTS) Office of Thrift thus 1996 capital ratios are calculated under OTS guidelines.

The following schedule summarizes the actual capital balances and ratios of Patriot Bank at December 31, 1996:

                                      Tangible          Leverage            Leverage            Risk-based
                                      capital        (core) capital        (core) capital        capital to
                                    to tangible       to tangible        to risk-adjusted      risk-adjusted
                                      assets             assets              assets               assets
                                    -----------      --------------      ----------------      -------------
                                                             (in thousands)
Regulatory capital                    $32,049            $32,049             $32,049              $33,879
Minimum capital requirement             7,490             14,980               9,944               19,889
                                      -------            -------             -------              -------

Excess                                $24,559            $17,069             $22,105              $13,990
                                      =======            =======             =======              =======

Capital ratio                            6.47%              6.47%              12.89%               13.63%
                                         ====               ====               =====                =====

NOTE 19 - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Patriot Bank Corp. is as follows:

    Condensed Balance Sheets


                                                                         December 31,
                                                                   1997             1996
                                                                  ------          -------
                                                                       (in thousands)
   Assets
   Cash and cash equivalents                                         $89              $--
   Loans to subsidiaries                                             499               --
   Investment in subsidiaries                                     66,517           53,246
   Other assets                                                        3              465
                                                                 -------          -------

      Total assets                                               $67,108          $53,711
                                                                 =======          =======

   Liabilities and stockholders' equity
      Other liabilities                                           $2,158             $594
      Trust Preferred Securities                                  18,417               --
      Stockholders' equity                                        46,533           53,117
                                                                  ------           ------

      Total liabilities and stockholders' equity                 $67,108          $53,711
                                                                 =======          =======


         Condensed Statements of Income


                                                                  Year ended December 31,
                                                                   1997             1996
                                                                 -------           ------
                                                                       (in thousands)
      Interest income                                               $161             $824
      Other Income                                                     5               --
                                                                  ------           ------
           Total Income                                              166              824

      Interest expense                                             1,187               --
      Other Expense                                                  875              531
                                                                  ------           ------

        Total Expense                                              2,062              531

      Income (loss) before income taxes and undistributed
           earnings of subsidiaries                               (1,896)             293
      Income taxes (benefit) expense                                (527)             111
                                                                  ------           ------

      Income (loss) before undistributed earnings
           of subsidiaries                                        (1,396)             182
      Earnings of subsidiaries                                     4,742            1,793
                                                                  ------           ------

        Net income                                                $3,373           $1,975
                                                                  ======           ======

           Condensed Statements of Cash Flows

                                                                 Year ended December 31,
                                                                   1997             1996
                                                                 -------           ------
                                                                       (in thousands)
    Cash flows from operating activities
       Net income                                                 $3,373            $1,975
       Adjustments to reconcile net income to net cash
         provided by operating activities
         Earnings from subsidiaries                               (4,742)           (1,793)
         Dividends from subsidiaries                              13,615             5,000
         Change in other assets                                      462              (363)
         Change in other liabilities                               1,564               530
         MRP/ESOP Plans                                              663               390
                                                                --------           -------

            Net cash provided by operating activities             14,935             5,739
                                                                --------           -------

       Cash flows from investing activities
         Investment in subsidiary                                (17,814)          (20,581)
         Loans to subsidiary                                        (499)           18,214
                                                                --------           -------

            Net cash used in investing activities                (18,313)           (2,367)
                                                                --------           -------

       Cash flows from financing activities
          Net proceeds from trust preferred securities            18,417                --
          Cash dividends paid to stockholders                     (1,396)             (973)
          Purchase of treasury stock                             (13,554)           (2,517)
                                                                --------           -------

             Net cash provided by financing activities             3,467            (3,490)
                                                                --------           -------

    Increase (decrease) in cash and cash equivalents                  89              (118)
    Cash and cash equivalents at beginning of year                    --               118
                                                                --------           -------

    Cash and cash equivalents at end of year                    $     89           $    --
                                                                ========           =======


Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosure

         On February 26, 1998, the Board of Directors of the Company engaged KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending December 31, 1998. The Company interviewed several independent accounting firms before selecting KPMG Peat Marwick LLP. The decision to change the Company's accountants was recommended by the Audit Committee of the Company's Board of Directors.

     The Company did not have any disagreements with the Company's former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the Company's last two fiscal years or any subsequent interim period. The prior accountant's reports on the Company's financial statements for the years ended December 31, 1996 and 1997 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

     The Company did not consult with KPMG Peat Marwick LLP on any matter during the Company's two most recent fiscal years.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1998.

Item 11. Executive Compensation

     The information relating to executive compensation and directors' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1998, excluding the Stock Performance Graph and Compensation Report.

Item 12. Security Ownership of Certain Beneficial Owners and
Management

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1998.

Item 13. Certain Relationships and Related Transactions

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1998.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1. Financial Statements.

     Consolidated financial statements are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

     2. Financial Statement Schedules.

     Financial statement schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

(3)  Exhibits

     (a)  The following exhibits are filed as part of this report.

     3.1 Certificate of Incorporation of the Patriot Bank Corp. (Incorporated by reference to Exhibit 3.1 to Patriot Bank Corp.'s Registration Statement No. 33-96530 on Form S-1)
     3.2   Bylaws of the Patriot Bank Corp. (Incorporated by reference to
           Exhibit 3.2 to Patriot Bank Corp.'s Registration Statement No. 35-96530 on Form S-1.)
     10.1 Employment Agreement between Patriot Bank Corp. and Joseph W. Major dated May 23, 1997.***
     10.2 Employment Agreement between Patriot Bank Corp. and Gary N. Gieringer dated May 23, 1997.***
     10.3 Employment Agreement between Patriot Bank Corp. and Richard A. Elko dated May 23, 1997.***
     10.4  Charge in Control Agreement between Patriot Bank Corp. and Paulette
           A. Strunk dated May 23, 1997.***
     10.5 Change in Control Agreement between Patriot Bank Corp. and Robert G. Philips dated May 23, 1997.***
     10.6 Employment Agreement between Patriot Bank and Joseph W. Major dated May 23, 1997.***
     10.7 Employment Agreement between Gary N. Gieringer and Patriot Bank dated May 23, 1997.***
     10.8 Employment Agreement between Richard A. Elko and Patriot Bank dated May 23, 1997.***
     10.9 Change in Control Agreement between Paulette A. Strunk and Patriot Bank dated May 23, 1997.***
     10.10 Change in Control Agreement between Robert G. Philips and Patriot Bank dated May 23, 1997.***
     10.11 The Patriot Bank Corp. 1996 Stock-Based Incentive Plan. (Incorporated by reference to Patriot Bank Corp.'s

           Proxy Statement for the 1996 Annual Meeting of Stockholders filed April 26, 1996).***

     21.0  Subsidiaries.

     23.1  Consent of Grant Thornton LLP

     27.0  Financial Data Schedule

     27.1  Financial Data Schedule

     99.0 Proxy Statement for the 1998 Annual Meeting of Stockholders (filed herewith)

     ***   Denotes a management contract or a compensatory plan or arrangement.

(b) Reports on Form 8-K.

     None.

CONFORMED
                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   PATRIOT BANK CORP.

                                                   By: /s/ Joseph W. Major
                                                   -----------------------------
                                                   Joseph W. Major
                                                   President and Chief Operating
                                                   Officer

DATED:  March 18, 1998

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                           Title                    Date
----                           -----                    ----

/s/ Gary N. Gieringer   Chairman of the Board and    March 18, 1998
---------------------   Chief Executive Officer
Gary N. Gieringer

/s/ Joseph W. Major     President and Chief          March 18, 1998
---------------------   Operating Officer
Joseph W. Major

/s/ Richard A. Elko     Executive Vice President     March 18, 1998
---------------------   and Chief Financial Officer
Richard A. Elko         (Chief Accounting Officer)

                        Director                     ________, 1998
---------------------
John H. Diehl

/s/ James B. Elliott    Director                     March 18, 1998
---------------------
James B. Elliott

/s/ Leonard A. Huff     Director                     March 18, 1998
---------------------
Leonard A. Huff

/s/ Samuel N. Landis    Director                     March 18, 1998
---------------------
Samuel N. Landis

/s/ Larry V. Thren      Director                     March 18, 1998
---------------------
Larry V. Thren