Form 10-Q
period 1998-03-31
PATRIOT BANK CORP
filed 1998-05-15
CIK 1000235

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                      FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

    For the transition period from __________________ to __________________


                         Commission File Number 0-26744
                                                -------


                               PATRIOT BANK CORP.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)


              DELAWARE                                      23-2820537
   -------------------------------                      -------------------
   (State or other jurisdiction of                        (IRS Employer
    incorporation or organization)                      Identification No.)


    High and Hanover Streets, Pottstown, Pennsylvania           19464-9963
    -------------------------------------------------           ----------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,448,085 shares of common stock, par value $.01 per share, were outstanding as of May 14, 1998.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                      INDEX


                                                                            Page
                                                                            ----

PART I FINANCIAL INFORMATION

     Item 1  FINANCIAL STATEMENTS

             Consolidated Balance Sheets at March 31, 1998 and
             December 31, 1997

             Consolidated Statements of Income for the Three-Month Periods ended March 31, 1998 and 1997

             Consolidated Statements of Cash Flows for the Three-Month Periods ended March 31, 1998 and 1997

             Consolidated Statements of Comprehensive Income for the Three-Month Periods ended March 31, 1998 and 1997

             Notes to Consolidated Financial Statements

     Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Item 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II OTHER INFORMATION

     Items 1 through 6


SIGNATURES

                       Patriot Bank Corp. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                             March 31,       December 31,
                                                                               1998              1997
                                                                             ---------       ------------
                                                                            (unaudited)
Assets
Cash and due from banks                                                      $   3,174         $   2,597
Interest-earning deposits in other financial institutions                        6,251             6,417
                                                                             ---------         ---------
   Total cash and cash equivalents                                               9,425             9,014
Investment and mortgage-backed securities available for sale                   351,374           343,125
Investment and mortgage-backed securities held to maturity
    (market value of $59,926 and $62,817 at March 31, 1998
     and December 31, 1997, respectively)                                       56,890            62,516
Loans held for sale                                                              8,209             4,095
Loans receivable                                                               439,324           422,209
Allowance for possible loan losses                                              (2,813)           (2,512)
                                                                             ---------         ---------
Loans receivable, net                                                          436,511           419,697
Premises and equipment, net                                                      8,579             8,542
Accrued interest receivable                                                      4,134             4,119
Real estate owned                                                                  179               162
Other assets                                                                     4,997               230
                                                                             ---------         ---------
    Total assets                                                             $ 880,298         $ 851,500
                                                                             =========         =========
Liabilities and stockholders' equity
Deposits                                                                     $ 344,550         $ 289,528
FHLB Advances                                                                  222,200           275,200
Securities sold under repurchase agreements                                    233,289           214,684
Advances from borrowers for taxes and insurance                                  3,863             3,135
Guaranteed Preferred Beneficial Interest in the Company's
    subordinated debt                                                           18,433            18,417
Other liabilities                                                                7,016             4,003
                                                                             ---------         ---------
    Total liabilities                                                          829,351           804,967
                                                                             ---------         ---------
Preferred stock, $.01 par value, 2,000,000 shares authorized, none
    issued at March 31, 1998 and December 31, 1997, respectively                    --                --
Common stock, $.01 par value, 10,000,000 shares authorized, 7,033,029
    issued at March 31, 1998 and December 31, 1997, respectively                    56                56
Additional paid-in capital                                                      59,985            59,926
Common stock acquired by ESOP, 437,061 shares at cost at
    March 31, 1998 and December 31, 1997, respectively                          (2,392)           (2,428)
Common stock acquired by MRP, 208,443 shares at amortized cost
    at March 31, 1998 and December 31, 1997, respectively                       (1,195)           (1,285)
Retained earnings                                                                2,284             1,680
Treasury stock acquired, 1,584,944 at cost at March 31, 1998 and
    December 31, 1997, respectively                                            (16,071)          (16,071)
Net unrealized gain on investment and mortgage-backed
    securities available for sale, net of taxes                                  8,280             4,655
                                                                             ---------         ---------
     Total stockholders' equity                                                 50,947            46,533
                                                                             ---------         ---------
     Total liabilities and stockholders' equity                              $ 880,298         $ 851,500
                                                                             =========         =========

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except for share data)

                                                           Three-Month Period Ended
                                                                   March 31,
                                                           ------------------------
                                                             1998             1997
                                                           -------          -------
                                                                 (unaudited)
Interest income
    Interest-earning deposits                              $    50          $    29
    Investment and mortgage-backed securities                6,849            4,751
    Loans                                                    8,220            5,540
                                                           -------          -------
        Total interest income                               15,119           10,320
                                                           -------          -------
Interest expense
    Deposits                                                 3,961            3,094
    Short-term borrowings                                    4,520            2,491
    Long-term borrowings                                     2,442            1,211
                                                           -------          -------
         Total interest expense                             10,923            6,796
                                                           -------          -------
          Net interest income before provision for
               possible loan losses                          4,196            3,524
    Provision for possible loan losses                         250              105
                                                           -------          -------
          Net interest income after provision for
               possible loan losses                          3,946            3,419
                                                           -------          -------
Non-interest income
    Service fees, charges and other operating income           296              139
    Gain on sale of investment and mortgage-backed
           securities available for sale                       304               86
    Mortgage banking gains                                      64               --
                                                           -------          -------
           Total non-interest income                           664              225
                                                           -------          -------
Non-interest expense
     Salaries and employee benefits                          1,994            1,433
     Office occupancy and equipment                            491              429
     Professional services                                     170               54
     Federal deposit insurance premiums                         46                8
     Data processing                                            31               48
     Advertising                                               211              125
     Deposit processing                                         99               61
     Other operating expense                                   311              215
                                                           -------          -------
             Total non-interest expense                      3,353            2,373
                                                           -------          -------
             Income before income taxes                      1,257            1,271
      Income taxes                                             298              461
                                                           -------          -------
             Net income                                    $   959          $   810
                                                           =======          =======
      Earnings per share -- basic                          $  0.19          $  0.14
                                                           =======          =======
      Earnings per share -- diluted                        $  0.18          $  0.13
                                                           =======          =======
      Dividends per share                                  $  0.07          $  0.06
                                                           =======          =======

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         Three-Month Period
                                                                           Ended March 31,
                                                                      -------------------------
                                                                        1998             1997
                                                                      --------         --------
                                                                             (unaudited)
Operating activities
  Net income                                                          $    959         $    810
  Adjustments to reconcile net income to net cash
    used by operating activities
      Amortization and accretion of
         Deferred loan origination fees                                     (6)             (85)
         Premiums and discounts                                            (88)              40
         Management recognition plan                                        90               87
      Provision for possible loan losses                                   250              105
      Release of ESOP shares                                                95               --
      Gain on sale of securities available for sale                       (304)             (87)
      Depreciation of premises and equipment                               201              132
      Mortgage loans originated for sale                                (9,267)              --
      Mortgage loans sold                                                5,153               --
      (Decrease) increase in deferred income taxes                        (683)             284
      Increase in accrued interest receivable                              (15)            (600)
      Increase in other assets                                          (6,322)          (2,221)
      Increase (decrease) in other liabilities                           3,013           (1,066)
                                                                      --------         --------

          Net cash used by operating activities                         (6,924)          (2,601)
                                                                      --------         --------

Investing activities
  Loan originations & principal payments on loans, net                 (17,065)         (14,531)
  Proceeds from sale of securities -- available for sale                 5,834              442
  Proceeds from maturity of securities -- available for sale            12,199            1,869
  Proceeds from maturity of securities -- held to maturity               5,626            1,701
  Purchases of securities -- available for sale                        (19,933)         (55,844)
  Purchase of premises and equipment                                      (238)            (700)
                                                                      --------         --------

          Net cash used by investing activities                        (13,577)         (67,063)
                                                                      --------         --------

Financing activities
  Net increase in deposits                                              54,934           26,766
  (Repayments) proceeds from short term borrowings                     (84,395)          45,649
  Proceeds (repayments) from long term borrowings                       50,000           (2,000)
  Increase in advances from borrowers
     for taxes and insurance                                               728              563
  Cash paid for dividends                                                 (355)            (363)
  Purchase of treasury stock                                                --           (5,005)
                                                                      --------         --------

          Net cash provided by financing activities                     20,912           65,610
                                                                      --------         --------

          Net increase (decrease) in cash and cash equivalents             411           (4,054)

  Cash and cash equivalents at beginning of year                         9,014            6,853
                                                                      --------         --------

  Cash and cash equivalents at end of year                            $  9,425         $  2,799
                                                                      ========         ========

Supplemental disclosures

Cash paid for interest on deposits was $3,954 and $3,085 for the three-month periods ended March 31, 1998 and 1997, respectively. Cash paid for income taxes was $12 and $0 for the three-month periods ended March 31, 1998 and 1997, respectively. Transfers from loans to real estate owned were $17 and $0 for the three-month periods ended March 31, 1998 and 1997, respectively.

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                                                    Three-Month Period
                                                                                      Ended March 31,
                                                                                ---------------------------
                                                                                 1998                  1997
                                                                                ------                -----
Net income                                                                      $  959                $ 810
Other comprehensive income, net of tax(1)

   Unrealized gains on securities
      Unrealized holding gains arising during the period           3,823                    (548)
      Less: Reclassification adjustment for gains included          (198)                    (56)
            in net income                                          -----                   -----
                                                                                 3,625                 (604)
                                                                                ------                -----

Comprehensive income                                                            $4,584                $ 206
                                                                                ======                =====

(1) Components of other comprehensive income are shown net of tax. Alternatively, other comprehensive income could be displayed before tax with one amount shown for the aggregate income tax expense or benefit.

PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 1998


Note 1 - General

     The accompanying financial statements of Patriot Bank Corp. and Subsidiaries ("Patriot") include the accounts of the parent company, Patriot Bank Corp. and its wholly-owned subsidiaries, Patriot Bank and Patriot Investment Company. All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1997.

Note 2 - Earnings Per Share

     On April 16, 1998 Patriot announced a 25% stock split. New shares resulting from the stock split will distributed on May 14, 1998 to stockholders of record on May 1, 1998. For comparative purposes, per share amounts, as presented herin, have been adjusted to reflect this stock split.

PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 1998

Note 3 - Investment And Mortgage-Backed Securities

The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows:


                                                             March 31, 1998
                                        ----------------------------------------------------
                                        Amortized      Unrealized    Unrealized        Fair
                                           cost           gain          loss           value
                                        ---------      ----------    ----------        -----
                                                              (in thousands)
Investment and Mortgage-Backed
  Securities Available for Sale
Investment securities
   U.S. Treasury and government
     agency securities                  $ 27,591        $   309        $   57        $ 27,843
   Corporate securities                   20,245          1,169            --          21,414
   Equity securitites                     47,268          4,451           278          51,441

Mortgage-backed securities
   FHLMC                                  10,223            430            --          10,653
   Fannie Mae                             18,708            271            56          18,923
   GNMA                                   11,485            234            --          11,719

Colateralized mortgage obligations
   FHLMC                                  63,340          3,922           107          67,155
   Fannie Mae                            127,775          2,683           516         129,942
   Other                                  12,008            276            --          12,284
                                        --------        -------        ------        --------

Total investment and
  mortgage-backed securities
  available for sale                    $338,643        $13,745        $1,014        $351,374
                                        ========        =======        ======        ========


Investment and Mortgage-Backed
  Securities Held to Maturity
Investment securities
   U.S. Treasury and government
     agency securities                  $  1,035        $     5        $    3        $  1,037
   Corporate securities                    1,502             35            --           1,537

Colateralized mortgage obligations
   FHLMC                                   1,705             --             9           1,696
   Fannie Mae                              9,180            310            --           9,490
   Other                                  43,468          2,698            --          46,166
                                        --------        -------        ------        --------

Total investment and
  mortgage-backed securities
  available for sale                    $ 56,890        $ 3,048        $   12        $ 59,926
                                        ========        =======        ======        ========



                                                          December 31, 1997
                                        ----------------------------------------------------
                                        Amortized      Unrealized    Unrealized      Fair
                                           cost       appreciation  depreciation     Value
                                        ---------     ------------  ------------   ---------
                                                         (in thousands)
Investment and Mortgage-Backed
  Securities Available for Sale
Investment securities
   U.S. Treasury and government
     agency securities                  $ 19,984         $  202        $ --        $ 20,086
    Corporate securities                  17,493          1,274          --          18,767
    Equity securitites                    48,168          4,385          --          52,553

Mortgage-backed securities
   FHLMC                                  11,287            214          --          11,501
   Fannie Mae                             20,163            185          94          20,254
   GNMA                                   12,592            279          --          12,871

Colateralized mortgage obligations
   FHLMC                                  75,085            806         107          75,784
   Fannie Mae                            118,778            503         437         118,844
   Other                                  12,522             24          81          12,465
                                        --------        -------        ----        --------

Total investment and
  mortgage-backed securities
  available for sale                    $335,972         $7,872        $719        $343,125
                                        ========         ======        ====        ========


Investment and Mortgage-Backed
  Securities Held to Maturity
Investment securities
   U.S. Treasury and government
     agency securities                  $  1,035        $     4        $  5        $  1,034
   Corporate securities                    1,502             42          --           1,544

Colateralized mortgage obligations
   FHLMC                                   1,801              3          --           1,804
   Fannie Mae                              9,775            112          --           9,887
   Other                                  48,403            238          93          48,548
                                        --------        -------        ----        --------

Total investment and
  mortgage-backed securities
  available for sale                    $ 62,516        $   399        $ 98        $ 62,817
                                        ========        =======        ====        ========

Note 4 - Loans Receivable

   Loans receivable are summarized as follows:


                                               March 31,       December 31,
                                                 1998              1997
                                               ---------       ------------
                                                       (in thousands)

Mortgage loan portfolio
  Secured by real estate                       $ 305,013         $ 294,716
  Construction                                     5,253             4,039
Consumer loan portfolio
  Home equity                                     72,176            75,439
  Installment                                      4,161             3,909
Comercial loan portfolio
  Commercial                                      54,336            46,166
  Commercial leases                                1,017               334
                                               ---------         ---------
    Total loans receivable                       441,956           424,603
    Less deferred loan origination fees           (2,632)           (2,394)
                                               ---------         ---------
    Total loans receivable, net                $ 439,324         $ 422,209
                                               =========         =========


Note 5 - Deposits


   Deposits are summarized as follows:

                                           March 31,      December 31,
                                           ---------      ------------
Deposit type                                 1998            1997
                                                (in thousands)

NOW                                        $ 18,652        $ 16,908

Money market                                 59,056          51,696

Savings accounts                             24,849          24,510

Non-interest-bearing demand                  13,831          11,117
                                           --------        --------

   Total demand, transaction, money
      market and savings deposits           116,388         104,231

Certificates of deposits                    228,162         185,297
                                           --------        --------

   Total deposits                          $344,550        $289,528
                                           ========        ========

Note 6 - Year 2000 Compliance.

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

Note 7 - Reporting Comprehensive Income

     In June 1997, the Financial Accounting Standards Board (FASB) has issued SFAS No. 130, "Reporting of Comprehensive Income", which is effective for years beginning after Decembet 15, 1997. This new standard requires entitles presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and income, expenses, gains, and losses that bypass the income statement and are reported directly in a separate component of equity. Patriot has evalusated SFAS No. 130 and has prepared these financial statements in accordance with SFAS No. 130 and the instructions for Form 10-Q.

Note 8 - Disclosures about Segments of an Enterprise and Related Information

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for all periods beginning after December 15, 1997. SFAS 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. Patriot has evaluated SFAS No. 131 and has prepared these financial statements in accordance with SFAS No. 131 and the instructions for Form 10-Q.

PATRIOT BANK CORP. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

March 31, 1998

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

     General. Patriot reported earnings per share of $.18 ($.22 prior to adjustment for the 25% stock split) and net income of $959,000 for the three-month period ended March 31, 1998. This represents an increase of over 29% over earnings per share of $.13 ($.17 prior to adjustment for the 25% stock split) and net income of $810,000 for the three month period ended March 31, 1997. Return on average equity was 8.29%, for the three-month period ended March 31, 1998 compared to 6.60%, for the three-month period ended March 31,1997. When Patriot's initial public offering was completed in December 1995 the company initiated an aggressive growth strategy to more fully utilize the capital raised. The growth strategy encompasses leveraging the balance sheet by acquiring investment securities through the use of borrowings.

     Net Interest Income. Net interest income for the three-month period ended March 31, 1998 was $4,196,000 compared to $3,524,000 for the same period in 1997. This increase is primarily due to an increase in average balances as Patriot has grown its assets to more fully utilize its capital. Patriot's net interest margin (net interest income as a percentage of average interest-earning assets) was 2.02% for the three-month period ended March 31, 1998 compared to 2.43% for the same period in 1997. The decrease in margin is primarily due to an increase in investment and mortgage-backed securities pursuant to Patriot's growth strategy.

     Interest on loans was $8,220,000 for the three-month period ended March 31, 1998 compared to $5,540,000 for the same period in 1997. The average balance of loans was $430,235,000 with an average yield of 7.67% for the three-month period ended March 31, 1998 compared to an average balance of $286,940,000 with an average yield of 7.76% for the same period in 1997. The increase in average balance is due to an emphasis placed on commercial, residential mortgage loans and home equity loans. The decrease in average yield is primarily a result of an emphasis placed on shorter term and adjustable-rate loans many of which are originated with teaser rates.

     Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $6,849,000 for the three-month period ended March 31, 1998 compared to $4,751,000 for the same period in 1997. The average balance of the investment portfolio was $399,140,000 with an average yield of 7.01% for the three-month period ended March 31, 1998 compared to an average balance of $277,409,000 with an average yield of 6.85% for the same period in 1997. The increase in average balance and the increase in yield was due to the purchase of higher yielding investments to more fully leverage Patriot's capital.

     Interest on total deposits was $3,961,000 for the three-month period ended March 31, 1998 compared to $3,094,000 for the same period in 1997. The average balance of total deposits was $320,326,000 with an average cost of 5.01% for the three-month period ended March 31, 1998 compared to an average balance of $259,727,000 with an average cost of 4.83% for the same period in 1997. The increase in average balance was the result of aggressive marketing of money market and other transaction-based deposit accounts, the opening of two new community banking offices and an increase in Patriot's jumbo deposit program. The increase in average yield was the result of a higher percentage of jumbo deposits offset by the emphasis on transaction-based deposit accounts.

     Interest on borrowings was $6,962,000 for the three-month period ended March 31, 1998 compared to $3,702,000 for the same periods in 1997. The average balance of borrowings was $476,282,000 with an average cost of 5.92% for the three-month period ended March 31, 1998 compared to an average balance of $265,978,000 with a cost of 5.64% for the same period in 1997. The increase in average balance was due to the use of borrowings to fund the growth in the balance sheet. The increase in the cost of borrowings was the result of extending the maturity of borrowings, an increase in interest rates and the issuance of trust preferred securities.

     Provision for Possible Loan Losses. The provision for possible loan losses was $250,000 for the three-month period ended March 31, 1998 compared to $105,000 for the same period in 1997. The increase in the provision is a reflection of the growth of Patriot's loan portfolio and the origination of more commercial and consumer loans offset by Patriot's high asset quality and low level of delinquencies and low level of non-performing assets. At March 31, 1998 Patriot's non-performing assets were .13% of total assets and all loans 30 days or more delinquent were .67% of total loans.

     Non-Interest Income. Total non-interest income was $664,000 for the three-month period ended March 31,1998 compared to $225,000 for the same period in 1997. The increase was primarily due to an increased emphasis on recurring non-interest income including loan and deposit fees, ATM fees, and mortgage banking gains. Non-interest income also includes gains recognized on the sale of investment securities available for sale.

     Non-Interest Expense. Total non-interest expense was $3,353,000 for the three-month period ended March 31, 1998 compared to $2,373,000 for the same period in 1997. The increase in non-interest expense was the result of increased salary and employee benefit costs and occupancy and equipment costs, both related to Patriot's expanded operations. The ratio of non-interest expense to average assets improved to 1.60% for the three-month period ended March 31 1998 compared to 1.65% for the same period in 1997. The improvement in the overhead ratio reflects the growth of Patriot while maintaining an emphasis on managing costs.

     Income Tax Provision. The income tax provision was $298,000 for the three-month period ended March 31, 1998 compared to $461,000 for the same period in 1997. The effective tax rate was 23.71% for 1998 compared to 36.27% for 1997. The decrease is a result of the purchase of certain tax exempt investments and a reduction in state income tax due to the conversion of Patriot Bank's charter.

   Financial Condition

     Loan Portfolio. Patriot's primary loan products are commercial, home equity loans on existing owner-occupied residential real estate and fixed-rate and adjustable-rate mortgage loans. Patriot also offers residential construction loans and other consumer loans. At March 31, 1998 Patriot's total loan portfolio was $439,324,000, compared to a total loan portfolio of $422,209,000 at December 31, 1997. The increase in the loan portfolio was the result of aggressive marketing of commercial, consumer and residential mortgage loans. During the three-month period ended March 31, 1998, Patriot originated total loans of $46,370,000, compared to total loans originated of $31,826,000 for the same period in 1997.

     Cash and Cash Equivalents. Cash and cash equivalents at March 31, 1998 were $9,425,000 compared to $9,014,000 at December 31, 1997.

     Investment and Mortgage-Backed Securities. Investment securities consist primarily of U.S. agency securities, mortgage-backed securities which are generally insured or guaranteed by either FHLMC, FNMA or the GNMA and collateralized mortgage obligations.

     Total investment and mortgage-backed securities at March 31, 1998 were $408,264,000 compared to $405,641,000 at December 31, 1997. The increase in investment and mortgage-backed securities was due to the purchase of securities pursuant to Patriot's growth strategy.

     Other Assets. Premises and equipment at March 31, 1998 was $8,579,000 compared to $8,542,000 at December 31, 1997. The increase was associated with Patriot's ongoing investment in technology related equipment. Accrued interest receivable at March 31, 1998 was $4,134,000 compared to $4,119,000 at December 31, 1997. The increase is consistent with the growth in the loan and investment portfolios. Real estate owned at March 31, 1998 was $179,000 compared to $162,000 at December 31, 1997. Other assets at March 31, 1998 were $4,997,000 compared to $230,000 at December 31, 1997. The increase is primarily due to a receivable in transit on a matured security.

     Deposits. Deposits are primarily attracted from within Patriot's market area through the offering of various deposit instruments, including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Patriot also attracts jumbo certificates of deposit.

     Total deposits at March 31, 1998 were $344,550,000 compared to $289,528,000 at December 31, 1997. The increase in balance was the result of aggressive marketing of money market accounts and other transaction-based deposit accounts as well as an increase in Patriot's jumbo deposit program.

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

     Total borrowings at March 31, 1998 were $473,922,000 compared to $508,301,000 at December 31, 1997. The decrease in borrowings was due to the increase in deposit balances offset by the leveraging of Patriot's capital and growth of Patriot's loan portfolio.

     Other Liabilities at March 31, 1998 were $7,016,000 compared to $ 4,003,000 at December 31, 1997. The increase is primarily due to the increase in the deferred tax liability associated with the appreciation in the market value of securities available for sale.

     Stockholders' Equity. Total stockholders' equity was $50,947,000 at March 31, 1998 compared to $46,533,000 at December 31, 1997. The increase was primarily a result of the appreciation in the market value of securities available for sale.

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

     During the three-month period ended March 31, 1998, significant liquidity was provided by deposit growth and long-term borrowings. Maturities and sales of investment and mortgage-backed securities also provided significant liquidity during the three-month period ended March 31, 1998. The funds provided by these activities were invested in new loans, investment and mortgage-backed securities, and the repayment of short-term borrowings.

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

     At March 31, 1998, Patriot Bank's and Bank Corp.'s capital ratios exceeded all requirements to be considered well capitalized. The following table sets forth the capital ratios of Patriot Bank Corp., Patriot Bank and the current regulatory requirements at March 31, 1998:



                                                                                 To Be                       To Be
                                                          Actual           Adequately Capitalized      Well Capitalized
                                                  ---------------------    ----------------------    ---------------------
                                                  Amount          Ratio    Amount           Ratio    Amount          Ratio
                                                  ------          -----    ------           -----    ------          -----
As of  March 31, 1998

   Total  capital (to risk weighted assets)

   Patriot Bank Corp.                            $63,911         15.41%   $33,172            8%      $41,465           10%
   Patriot                                        44,100         10.78%    27,837            8%       34,796           10%

   Tier I capital (to risk-weighted assets)

   Patriot Bank Corp.                             56,888         13.72%    16,856            4%       24,879            6%
   Patriot                                        34,682          9.97%    13,918            4%       20,879            6%

   Tier I capital (to average assets)

   Patriot Bank Corp.                             56,888          6.68%    34,075            4%       42,594            5%
   Patriot                                        34,682          5.82%    23,843            4%       29,803            5%


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

     Patriot pursues several actions designed to control its level of interest rate risk. These actions include increasing the percentage of the loan portfolio consisting of short-term and adjustable-rate loans through increased originations of these loans, acquiring short-term and adjustable-rate mortgage-backed securities, and undertaking to lengthen the maturities of deposits and borrowings. At March 31, 1998, Patriot's total interest-bearing liabilities maturing or repricing within one year exceeded its total net interest-earning assets maturing or repricing in the same time period by $82,462,000 representing a one-year cumulative "gap," as defined above, as a percentage of total assets of negative 9.37%.

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

      The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 1998, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 1998, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.


                                                                           At March 31, 1998
                                          ------------------------------------------------------------------------------------
                                          3 Months     3 Months to 6 Months to   1 Year to  3 Years to    More than
                                           or Less      6 Months     1 Year       3 Years     5 Years      5 Years       Total
                                          --------      --------     -------      -------     -------      -------       -----
                                                                            (in thousands)
Interest earning assets(1):
Interest earning deposits                 $  6,251      $    --     $     --      $     --   $     --     $     --     $  6,251
Investment and mortgage-backed
securities, net(2)(5)                      198,079       14,068       24,056        41,914     25,543      104,603      408,263
Loans receivable, net(3)(5)                 60,923       35,363       55,461       127,743     64,342      100,889      444,721
                                          --------      -------     --------      --------   --------     --------     --------
Total interest-earning assets              265,253       49,431       79,517       169,657     89,885      205,492      859,235
Non-interest-earning assets                     --           --           --            --         --       21,062       21,062
                                          --------      -------     --------      --------   --------     --------     --------
Total assets                               265,253       49,431       79,517       169,657     89,885      226,554      880,297
                                          --------      -------     --------      --------   --------     --------     --------

Interest-bearing liabilities:
Money market and passbook savings
accounts(6)                                  9,666        9,666       19,332        16,609      5,167       23,465       83,906
Demand and NOW accounts(6)                     338          338          677         2,707      2,707       25,715       32,482
Certificates of deposit                     27,675       33,233       74,448        79,833      3,434        9,539      228,162
Borrowings                                 291,289           --       10,000        19,000     85,000       68,633      473,922
                                          --------      -------     --------      --------   --------     --------     --------
Total interest-bearing liabilities         328,968       43,237      104,457       118,149     96,308      127,352      818,472
Non-interest-bearing liabilities                --           --           --            --         --       10,878       10,878
Equity                                          --           --           --            --         --       50,947       50,947
                                          --------      -------     --------      --------   --------     --------     --------
Total liabilities and equity               328,968       43,237      104,457       118,149     96,308      189,177      880,297
                                          --------      -------      -------      --------   --------     --------     --------
Interest sensitivity gap(4)               $(63,715)     $ 6,194     $(24,940)     $ 51,508   $ (6,423)    $ 37,377     $     --
                                          ========      =======     ========      ========   ========     ========     ========
Cumulative interest sensitivity gap       $(63,715)    ($57,522)    $(82,462)     $(30,953)  $(37,377)    $     --
                                          ========     ========     ========      ========   ========     ========
Cumulative interest sensitivity gap
as a percent of total assets                 (7.24)%      (6.53)%      (9.37)%       (3.52)%    (4.25)%         --%
Cumulative interest-earning assets as a
percent of cumulative interest-
bearing liabilities                          80.63%       84.55%       82.70%        94.80%     94.59%      104.98%



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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The discussion concerning the effects of interest rate changes on the Company's estimated net interest income for the year ending December 31, 1998 set forth in "Managements Discussion an Analysis of Financial and Results of Operations--Management of Interest Rate Risk" in Item 2 hereof, is incorporated herein by reference.
                                                                            Page
                                                                            ----

PART II  OTHER INFORMATION

     Item 1  LEGAL PROCEEDINGS

             There are various claims and lawsuits in which Patriot is periodically involved incidental to the Patriot's business, which in the aggregate involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Company.

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


             Exhibit 27 Financial Data Schedule
                        (filed herewith)

             (b) Reports filed on Form 8-K

                 Report on Form 8-K dated March 4, 1998 contained notification of change in independent auditors from Grant Thornton LLP to KPMG Peat Marwick LLP

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


                                                     PATRIOT BANK CORP.
                                          -------------------------------------
                                                       (Registrant)


Date May 14, 1998
     ------------
                                          -------------------------------------
                                                     Joseph W. Major
                                          President and Chief Operating Officer


Date May 14, 1998
     ------------
                                          -------------------------------------
                                                     Richard A. Elko
                                               Executive Vice President and
                                                 Chief Financial Officer