Form 10-Q
period 1998-06-30
PATRIOT BANK CORP
filed 1998-08-14
CIK 1000235

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                      FORM 10-Q


(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                                 -------------
                                          or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------    --------------------


                            Commission File Number 0-26744
                                                   -------

                                  PATRIOT BANK CORP.
                -----------------------------------------------------
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,444,983 shares of common stock, par value $.01 per share, were outstanding as of August 14, 1998.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                      INDEX


                                                                            Page

PART I FINANCIAL INFORMATION

       Item 1 FINANCIAL STATEMENTS

              Consolidated Balance Sheets at June 30, 1998
              and December 31, 1997

              Consolidated Statements of Income for the Three-Month and Six-Month Periods ended June 30, 1998 and 1997

              Consolidated Statements of Cash Flows for the Three-Month and Six-Month Periods ended June 30, 1998 and 1997

              Consolidated Statements of Comprehensive Income for the Three-Month and Six-Month Periods ended June 30, 1998 and 1997

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

PART II       OTHER INFORMATION

       Items 1 through 6


SIGNATURES

                       Patriot Bank Corp. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                        June 30,       December 31,
--------------------------------------------------------------------------------------------------------------------
                                                                                          1998              1997
--------------------------------------------------------------------------------------------------------------------
                                                                                       (unaudited)          (note)
Assets
Cash and due from banks                                                                 $ 10,574            $  2,597
Interest-earning deposits in other financial institutions                                    117               6,417
                                                                                        --------            --------
   Total cash and cash equivalents                                                        10,691               9,014
Investment and mortgage-backed securities available for sale                             337,989             343,125
Investment and mortgage-backed securities held to maturity (market value of
    $48,881 and $62,817 at June 30, 1998 and December 31, 1997, respectively)             48,454              62,516
Loans held for sale                                                                        2,802               4,095
Loans and leases receivable, net of allowances for possible
     loss, $2,817 and $2,512 at June 30, 1998
     and December 31, 1997, respectively                                                 460,617             419,697
Premises and equipment, net                                                                8,647               8,542
Accrued interest receivable                                                                4,512               4,119
Real estate owned                                                                            179                 162
Other assets                                                                               2,412                 230
                                                                                        --------            --------
    Total assets                                                                        $876,303            $851,500
                                                                                        ========            ========

Liabilities and stockholders' equity
Deposits                                                                                $365,604            $289,528
Borrowings                                                                               220,391             275,200
Securities sold under repurchase agreements                                              215,337             214,684
Advances from borrowers for taxes and insurance                                            4,604               3,135
Trust preferred securities                                                                18,448              18,417
Other liabilities                                                                          4,649               4,003
                                                                                        --------            --------
      Total liabilities                                                                  829,033             804,967
                                                                                        --------            --------
Preferred stock, $.01 par value, 2,000,000 shares authorized, none
      issued at June 30, 1998 and December 31, 1997, respectively                             --                  --
Common stock, $.01 par value, 10,000,000 shares authorized, 7,028,631
      and 7,033,029 issued at June 30, 1998 and December 31, 1997, respectively               56                  56
Additional paid-in capital                                                                60,039              59,926
Common stock acquired by ESOP, 437,061 shares at amortized cost at
     June 30, 1998 and December 31, 1997, respectively                                    (2,356)             (2,428)
Common stock acquired by MRP, 196,013 and 248,604 shares at amortized
     cost at June 30, 1998 and December 31, 1997, respectively                            (1,105)             (1,285)
Retained earnings                                                                          2,921               1,680
Treasury stock acquired, 1,584,944 at cost at June 30, 1998 and
     December 31, 1997, respectively                                                     (16,071)            (16,071)
Accumulated other comprehensive income                                                     3,786               4,655
                                                                                        --------            --------
     Total stockholders' equity                                                           47,270              46,533
                                                                                        --------            --------
     Total liabilities and stockholders' equity                                         $876,303            $851,500
                                                                                        ========            ========


The accompanying notes are an integral part of these statements.


Note: The balance sheet at December 31, 1997 is taken from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                       Patriot Bank Corp. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except for share data)

                                                            Three-Month Period Ended         Six-Month Period Ended
                                                                    June 30,                       June 30,
--------------------------------------------------------------------------------------------------------------------
                                                              1998            1997           1998             1997
--------------------------------------------------------------------------------------------------------------------
                                                                                  (unaudited)
Interest income
    Interest-earning deposits                               $    127        $     30       $     179       $     116
    Investment and mortgage-backed securities                  6,687           4,986          13,534           9,680
    Loans                                                      8,757           6,307          16,978          11,848
                                                             -------        --------        --------         -------
        Total interest income                                 15,571          11,323          30,691          21,644
                                                             -------        --------        --------         -------
Interest expense
    Deposits                                                   4,368           3,272           8,329           6,366
    Short-term borrowings                                      4,183           1,394           8,703           2,605
    Long-term borrowings                                       2,813           3,064           5,255           5,556
                                                             -------        --------        --------         -------
         Total interest expense                               11,364           7,730          22,287          14,527
                                                             -------        --------        --------         -------
          Net interest income before provision for
               possible loan losses                            4,207           3,593           8,404           7,117
    Provision for possible loan losses                           300             120             550             225
                                                             -------        --------        --------         -------
          Net interest income after provision for
               possible loan losses                            3,907           3,473           7,854           6,892
                                                             -------        --------        --------         -------
Non-interest income
    Service fees, charges and other operating income             276             161             572             300
    Loss on sale of real estate acquired through
            foreclosure                                           --              (9)             --              (9)
    Gain on sale of investment and mortgage-backed
           securities available for sale                       1,115             104           1,419             190
    Mortgage banking gains                                       141              --             205              --
                                                             -------        --------        --------         -------
           Total non-interest income                           1,532             256           2,196             481
                                                             -------        --------        --------         -------
Non-interest expense
     Salaries and employee benefits                            2,969           1,667           4,962           3,100
     Office occupancy and equipment                              510             450           1,001             878
     Professional services                                       159              25             328              80
     Federal deposit insurance premiums                           45              39              91              47
     Information Services                                         20              42              53              90
     Advertising                                                 174             125             385             249
     Deposit processing                                           98              76             197             137
     Other operating expense                                     156              97             467             313
                                                             -------        --------        --------        --------
             Total non-interest expense                        4,131           2,521           7,484           4,894
                                                             -------        --------        --------        -------
             Income before income taxes                        1,308           1,208           2,566           2,479
      Income taxes                                               300             370             598             832
                                                             -------        --------        --------        --------
             Net income                                      $ 1,008        $    838         $ 1,968         $ 1,647
                                                             =======        ========         =======         =======
      Earnings per share -- basic                            $  0.20        $   0.14        $   0.39        $   0.28
                                                            ========        ========        ========        ========
      Earnings per share -- diluted                          $  0.19        $   0.14        $   0.37        $   0.27
                                                            ========        ========        ========        ========
      Dividends per share                                    $  0.07        $   0.06        $   0.13        $   0.11
                                                            ========        ========        ========        ========



The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 Six-Month Period Ended June 30,
-----------------------------------------------------------------------------------------------------------------
                                                                                    1998                 1997
-----------------------------------------------------------------------------------------------------------------
                                                                                            (unaudited)
Operating activities
  Net income                                                                      $   1,968            $   1,647
  Adjustments to reconcile net income to net cash used by operating activities
      Amortization and accretion of
         Deferred loan origination fees                                                 (47)                (154)
         Premiums and discounts                                                        (387)                 120
         Management recognition plan                                                    180                  174
      Provision for possible loan losses                                                550                  225
      Release of ESOP shares                                                            184                  131
      Gain on sale of securities available for sale                                  (1,419)                (190)
      Loss on sale of real estate owned                                                  --                    9
      Depreciation of premises and equipment                                            413                  357
      Mortgage loans originated for sale                                            (13,511)                  --
      Mortgage loans sold                                                            14,804                   --
      Increase in deferred income taxes                                                (668)                 (22)
      Increase in accrued interest receivable                                          (393)              (1,344)
      Increase in other assets                                                       (1,332)              (9,333)
      Increase (decrease) in other liabilities                                          646               (1,062)
                                                                                  ---------             --------
          Net cash used by operating activities                                         990               (9,442)
                                                                                  ---------             --------
Investing activities
  Loan originations & principal payments on loans, net                              (41,420)             (65,092)
  Proceeds from sale of securities -- available for sale                              5,186                  719
  Proceeds from maturity of securities -- available for sale                         47,307                4,566
  Proceeds from maturity of securities -- held to maturity                           14,062                3,576
  Purchases of securities -- available for sale                                     (56,407)            (104,151)
  Proceeds from sale of real estate owned                                                --                   30
  Purchase of premises and equipment                                                   (518)              (1,372)
                                                                                  ---------             --------
          Net cash used by investing activities                                     (21,790)            (161,724)
                                                                                  ---------             --------
Financing activities
  Net increase in deposits                                                           75,891               43,817
  Net (repayments) proceeds from short term borrowings                             (134,156)              85,821
  Proceeds from long term borrowings                                                105,000               25,000
  Repayments of long term borrowings                                                (25,000)                  --
  Proceeds from trust preferred stock                                                    --               18,525
  Increase in advances from borrowers
     for taxes and insurance                                                          1,469                1,234
  Cash paid for dividends                                                              (727)                (741)
  Purchase of treasury stock                                                             --               (5,462)
                                                                                  ---------             --------
          Net cash provided by financing activities                                  22,477              168,194
                                                                                  ---------             --------
          Net increase (decrease) in cash and cash equivalents                        1,677               (2,972)

  Cash and cash equivalents at beginning of year                                      9,014                6,853
                                                                                  ---------             --------

  Cash and cash equivalents at end of year                                        $  10,691             $  3,881
                                                                                  =========             ========


Supplemental disclosures

Cash paid for interest on deposits was $8,321 and $6,335 for the six-month periods ended June 30, 1998 and 1997, respectively. Cash paid for income taxes was $387 and $1,060 for the six-month periods ended June 30, 1998 and 1997, respectively. Transfers from loans to real estate owned were $17 and $139 for the six-month periods ended June 30, 1998 and 1997, respectively.


The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                                       Three-Month              Six-Month
                                                                       Period Ended           Period Ended
                                                                         June 30,               June 30,
---------------------------------------------------------------------------------------------------------------
                                                                    1998          1997       1998        1997
---------------------------------------------------------------------------------------------------------------
Net income                                                        $ 1,008        $  838    $ 1,968      $1,647
Other comprehensive income, net of tax

   Unrealized gains (losses) on securities
      Unrealized holding gains (losses) arising during the
               period                                                (379)         (447)       550         956
      Less: Reclassification adjustment for gains included
               in net income                                       (1,115)         (104)    (1,419)       (190)
                                                                  -------         -----    -------     -------


Comprehensive income (loss)                                       $  (486)        $  287   $ 1,099     $ 2,413
                                                                  =======         ======   =======     =======

The accompanying notes are an integral part of these statements.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                                 June 30, 1998


Note 1 - General

   The accompanying financial statements of Patriot Bank Corp. and Subsidiaries ("Patriot") include the accounts of the parent company, Patriot Bank Corp. and its wholly-owned subsidiaries, Patriot Bank and Patriot Investment Company. All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the three-month period ended June 30, 1998 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1997.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                                 June 30, 1998

Note 2 - Investment And Mortgage-Backed Securities

The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows:


------------------------------------------------------------------------------------------------------------------------
                                              June 30, 1998                                December 31, 1997
------------------------------------------------------------------------------------------------------------------------
                               Amortized  Unrealized Unrealized    Fair      Amortized  Unrealized  Unrealized    Fair
                                 cost        gain       loss      value        cost    appreciation depreciation value
------------------------------------------------------------------------------------------------------------------------
                                                                  (in thousands)
Investment and Mortgage-Backed Securities Available for Sale
Investment securities
   U.S. Treasury and
    government agency
     securities                 $ 30,067   $    100      $  72   $ 30,095    $ 19,884   $     202   $     --    $ 20,086
    Corporate securities          21,600        813         27     22,386      17,493       1,274         --      18,767
    Equity securitites            54,570      4,003         --     58,573      48,168       4,385         --      52,553

Mortgage-backed
   securities
     FHLMC                         8,582        162         --      8,744      11,287         214         --      11,501
     Fannie Mae                   16,616        168        101     16,683      20,163         185         94      20,254
     GNMA                         10,050        218         --     10,268      12,592         279         --      12,871

Colateralized mortgage
   obligations
    FHLMC                         66,076        757         84     66,749      75,085         806        107      75,784
    Fannie Mae                   113,717        364        568    113,513     118,778         503        437     118,844
    Other                         10,895         83         --     10,978      12,522          24         81      12,465
                                --------   --------   --------   --------   ---------   ---------   --------    --------
Total investment and
  mortgage-backed securities
  available for sale            $332,173   $  6,668   $    852   $337,989    $335,972    $  7,872   $    719    $343,125
                                ========   ========   ========   ========    ========   =========   ========    ========


Investment and Mortgage-Backed Securities Held to Maturity
Investment securities
   U.S. Treasury and
     government agency
     securities                 $  1,035   $      5  $       3  $   1,037   $   1,035   $       4   $      5    $  1,034
   Corporate securities            1,502         40         --      1,542       1,502          42         --       1,544

Colateralized mortgage
   obligations
    FHLMC                          1,470         11         --      1,481       1,801           3         --       1,804
    Fannie Mae                     8,600        114         --      8,714       9,775         112         --       9,887
    Other                         35,847        269          9     36,107      48,403         238         93      48,548
                                --------   --------   --------   --------   ---------   ---------   --------    --------

Total investment and
  mortgage-backed securities
  available for sale            $ 48,454   $    439   $     12   $ 48,881   $  62,516   $     399   $     98    $ 62,817
                                ========   ========   ========   ========   =========   =========   ========    ========

Note 3 - Loans and Leases Receivable

   Loans and leases receivable are summarized as follows:

                                                       June 30,            December 31,
---------------------------------------------------------------------------------------
                                                         1998                  1997
---------------------------------------------------------------------------------------
                                                               (in thousands)
   Residential mortgage portfolio
     Residential mortgages                             $325,508             $294,716
     Construction                                         3,012                4,039
   Consumer portfolio
     Home equity                                         67,584               75,439
     Consumer                                             4,172                3,909
   Commercial portfolio
     Commercial                                          64,743               46,166
     Commercial leases                                      963                  334
                                                       --------             --------

       Total loans and leases receivable                465,982              424,603
       Less deferred origination fees                    (2,548)              (2,394)
       Less allowance for possible losses                (2,817)              (2,512)
                                                       --------             --------
       Total loans and leases receivable, net          $460,617             $419,697
                                                       ========             ========

Note 4 - Deposits

   Deposits are summarized as follows:

                                                        June 30,           December 31,
---------------------------------------------------------------------------------------
Deposit type                                             1998                  1997
---------------------------------------------------------------------------------------
                                                               (in thousands)

NOW                                                   $  16,794            $  16,908

Money market                                             62,370               51,696

Savings accounts                                         24,617               24,510

Non-interest-bearing demand                              15,447               11,117
                                                       --------             --------

   Total demand, transaction, money
      market and savings deposits                       119,228              104,231

Certificates of deposits                                246,376              185,297
                                                       --------             --------
   Total deposits                                      $365,604             $289,528
                                                       ========             ========

Note 5 - Year 2000 Compliance.

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


Note 6 - Disclosures about Segments of an Enterprise and Related Information

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

Note 7 - Accounting for Derivative Instruments and Hedging Activities

     In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal quarters of fiscal years beginning after June 15, 1999 with early adoption permitted. SFAS 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. Entities are required to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of certain exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of foreign currency exposures. Patriot has not yet determined the impact, if any, of this Statement, including its provisions for the potential reclassifications of investment securities, on earnings, financial condition or equity.

Note 8 - Subsequent Events

     On July 28, 1998 Patriot Bank Corp. announced the execution of a Definitive Agreement to acquire First Lehigh Corporation, ("First Lehigh") parent company of First Lehigh Bank. At June 30, 1998 First Lehigh was a $111 million bank holding company with five community banking offices located in Pennsylvania's Lehigh Valley. The terms of the agreement call for Patriot to exchange (I) .428 shares of Patriot common stock for each share of First Lehigh common stock and senior preferred stock and (ii) .342 shares of Patriot common stock for each share of Series A preferred stock. The transaction will be accounted for as a purchase for a total consideration of approximately $24.7 million. Subject to regulatory approval Patriot anticipates the transaction to close at the end of 1998 or early 1999.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

                                 June 30, 1998

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

   General. Patriot reported earnings per share of $.19 and net income of $1,008,000 for the three-month period ended June 30, 1998. This represents an increase of over 35% over earnings per share of $.14 and net income of $838,000 for the three month period ended June 30, 1997. Earnings per share for the six-month period ending June 30, 1998 was $.37 and net income of $1,968,000 compared with $.27 and net income of $1,647,000 for the six-month period ended June 30, 1997. Return on average equity was 8.43%, for the three-month period ended June 30, 1998 compared to 6.94%, for the three-month period ended June 30, 1997.

   Net Interest Income. Net interest income for the three-month and six-month periods ended June 30, 1998 was $4,207,000 and $8,404,000 compared to $3,593,000 and $7,117,000 for the same periods in 1997. This increase is primarily due to an increase in average balances as Patriot has grown its assets to more fully utilize its capital. Patriot's net interest margin (net interest income as a percentage of average interest-earning assets) was 2.01% for the six-month period ended June 30, 1998 compared to 2.39% for the same period in 1997. The decrease in margin is primarily due to an increase in the percentage of investment and mortgage-backed securities to total assets.

   Interest on loans was $8,757,000 and $16,978,000 for the three-month and six-month periods ended June 30, 1998 compared to $6,307,000 and $11,848,000 for the same periods in 1997. The average balance of loans was $441,511,000 with an average yield of 7.71% for the six-month period ended June 30, 1998 compared to an average balance of $302,311,000 with an average yield of 7.85% for the same period in 1997. The increase in average balance is due to increased origination of commercial loans and residential mortgage loans. The decrease in average yield is primarily a result of an emphasis placed on shorter term and adjustable-rate mortgage loans many of which are originated with teaser rates.

   Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $6,687,000 and $13,534,000 for the three-month and six-month periods ended June 30, 1998 compared to $4,986,000 and $9,680,000 for the same periods in 1997. The average balance of the investment portfolio was $401,337,000 with an average yield of 6.90% for the six-month period ended June 30, 1998 compared to an average balance of $284,989,000 with an average yield of 6.89% for the same period in 1997. The increase in average balance and the increase in yield was due to the purchase of higher yielding investments to more fully leverage Patriot's capital.

   Interest on total deposits was $4,368,000 and $8,329,000 for the three-month and six-month periods ended June 30, 1998 compared to $3,272,000 and $6,366,000 for the same periods in 1997. The average balance of total deposits was $338,672,000 with an average cost of 5.01% for the six-month period ended June 30, 1998 compared to an average balance of $265,333,000 with an average cost of 4.84% for the same period in 1997. The increase in average balance was the result of aggressive marketing of money market and other transaction-based deposit accounts, the opening of two new community banking offices and an increase in Patriot's jumbo deposit program. The increase in average yield was the result of a higher percentage of jumbo deposits offset somewhat by the emphasis on transaction-based deposit accounts.

   Interest on borrowings was $6,996,000 and $13,958,000 for the three-month and six-month periods ended June 30, 1998 compared to $4,458,000 and $8,161,000 for the same periods in 1997. The average balance of borrowings was $477,355,000 with an average cost of 5.89% for the six-month period ended June 30, 1998 compared to an average balance of $286,846,000 with a cost of 5.74% for the same period in 1997. The increase in average balance was due to the use of borrowings to fund the growth in the balance sheet. The increase in the cost of borrowings was the result of extending the maturity of borrowings, an increase in interest rates and the issuance of trust preferred securities.

   Provision for Possible Losses. The provision for possible losses was $300,000 and $550,000 for the three-month and six-month periods ended June 30, 1998 compared to $120,000 and $225,000 for the same periods in 1997. The increase in the provision is a reflection of the growth of Patriot's loan portfolio and the origination of more commercial loans offset somewhat by Patriot's asset quality and low level of delinquencies and low level of non-performing assets. At June 30, 1998 Patriot's non-performing assets were
 .13% of total assets and all loans 30 days or more delinquent were .67% of total loans.

   Non-Interest Income. Total non-interest income was $1,532,000 and $2,196,000 for the three-month and six-month periods ended June 30,1998 compared to $256,000 and $481,000 for the same periods in 1997. Non-interest income includes gains recognized on the sale of investment securities available for sale. The increase in other non-interest income was primarily due to an increased emphasis on recurring non-interest income including loan and deposit fees, ATM fees, and mortgage banking gains.

   Non-Interest Expense. Total non-interest expense was $4,131,000 and $7,484,000 for the three-month and six-month periods ended June 30, 1998 compared to $2,521,000 and $4,894,000 for the same periods in 1997. The increase in non-interest expense was the result of increased salary and employee benefit costs and occupancy and equipment costs, both related to Patriot's expanded operations. Non-interest expense in the three-month period ended June 30, 1998 also included a special non-recurring pre-tax charge of $961,000 related to the retirement of Patriot's former Chairman. The ratio of recurring non-interest expense to average assets improved to 1.43% for the three-month period ended June 30 1998 compared to 1.60% for the same period in 1997. The improvement in the overhead ratio reflects an emphasis on managing costs.

   Income Tax Provision. The income tax provision was $300,000 and $598,000 for the three-month and six-month periods ended June 30, 1998 compared to $370,000 and $832,000 for the same periods in 1997. The effective tax rate was 23.30% for 1998 compared to 33.56% for 1997. The decrease is a result of the purchase of certain tax exempt investments and a reduction in state income tax due to the conversion of Patriot Bank's charter.

   Financial Condition

   Loan and Lease Portfolio. Patriot's primary portfolio products are commercial loans, commercial leases, home equity loans on existing owner-occupied residential real estate and fixed-rate and adjustable-rate mortgage loans. Patriot also offers residential construction loans and other consumer loans. At June 30, 1998 Patriot's total loan portfolio was $463,434,000, compared to a total loan portfolio of $422,209,000 at December 31, 1997. The increase in the loan portfolio was the result of aggressive marketing of commercial and residential mortgage loans. During the six-month period ended June 30, 1998, Patriot originated total loans of $93,528,000, compared to total loans originated of $102,151,000 for the same period in 1997.

   Cash and Cash Equivalents. Cash and cash equivalents at June 30, 1998 were $10,691,000 compared to $9,014,000 at December 31, 1997.

   Investment and Mortgage-Backed Securities. Investment securities consist primarily of U.S. agency securities, mortgage-backed securities which are generally insured or guaranteed by either FHLMC, FNMA or the GNMA and collateralized mortgage obligations.

   Total investment and mortgage-backed securities at June 30, 1998 were $386,443,000 compared to $405,641,000 at December 31, 1997. The decrease in investment and mortgage-backed securities was primarily due to maturities and principal repayments.

   Other Assets. Premises and equipment at June 30, 1998 was $8,647,000 compared to $8,542,000 at December 31, 1997. Accrued interest receivable at June 30, 1998 was $4,512,000 compared to $4,119,000 at December 31, 1997. The increase is consistent with the growth in the loan and investment portfolios. Real estate owned at June 30, 1998 was $179,000 compared to $162,000 at December 31, 1997. Other assets at June 30, 1998 were $2,412,000 compared to $230,000 at December 31, 1997. The increase is primarily due to timing of cash receipts associated with investment and lending activity.

   Deposits. Deposits are primarily attracted from within Patriot's market area through the offering of various deposit instruments, including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Patriot also attracts jumbo certificates of deposit.

   Total deposits at June 30, 1998 were $365,604,000 compared to $289,528,000 at December 31, 1997. The increase in balance was the result of aggressive marketing of money market accounts and other transaction-based deposit accounts as well as an increase in Patriot's jumbo deposit program.

   Borrowings. Patriot utilizes borrowings as a source of funds for its asset growth and its asset/liability management. Patriot is eligible to obtain advances from the Federal Home Loan Bank of Pittsburgh ("FHLB") upon the security of the FHLB common stock it owns and certain of its residential mortgages and mortgage-backed securities, provided certain standards related to creditworthiness have been met. Patriot may also utilize repurchase agreements to meet its liquidity needs. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB.

   Total borrowings at June 30, 1998 were $456,176,000 compared to $508,301,000 at December 31, 1997. The decrease in borrowings was due to funding provided by the increase in deposit balances.

     Stockholders' Equity. Total stockholders' equity was $47,270,000 at June 30, 1998 compared to $46,533,000 at December 31, 1997. The increase in balance is primarily due to income earned offset by dividends paid to stockholders.

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

   During the six-month period ended June 30, 1998, significant liquidity was provided by operations, deposit growth and long-term borrowings. Maturities and sales of investment and mortgage-backed securities also provided significant liquidity during the six-month period ended June 30, 1998. The funds provided by these activities were invested in new loans, investment and mortgage-backed securities, and the repayment of short-term borrowings.

   Capital Resources. FDIC regulations currently require a minimum leverage capital ratio of not less than 3% of tier 1 capital to total adjusted assets and not less than 4% of risk-adjusted assets, and a minimum risk-based capital ratio (based upon credit risk) of not less than 8%. The FDIC requires a minimum leverage capital requirement of 3% for institutions rated composite 1 under the CAMEL rating system. For all other institutions, the minimum leverage capital requirement is 3% plus at least an additional 100 to 200 basis points.

   At June 30, 1998, Patriot Bank's and Bank Corp.'s capital ratios exceeded all requirements to be considered well capitalized. The following table sets forth the capital ratios of Patriot Bank Corp., Patriot Bank and the current regulatory requirements at June 30, 1998:


                                                                     To Be                 To Be
                                              Actual          Adequately Capitalized  Well Capitalized
                                         ----------------     ----------------------  ----------------
                                         Amount     Ratio       Amount     Ratio       Amount   Ratio
                                         ------     -----       ------     -----       ------   -----
                                                              As of  June 30, 1998
      Total capital (to risk weighted assets)

      Patriot Bank Corp.                $ 64,749    15.29%     $33,882       8%       $43,352     10%

      Patriot                             37,526    10.38%      28,918       8%        36,148     10%


      Tier I capital (to risk-weighted assets)

      Patriot Bank Corp.                  57,979    13.69%      16,940       4%        25,411      6%

      Patriot                             34,710     9.60%      14,459       4%        21,689      6%


      Tier I capital (to average assets)

      Patriot Bank Corp.                  57,979     6.54%      35,472       4%        44,340      5%

      Patriot                             34,710     5.82%      23,843       4%        29,803      5%


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

   Patriot pursues several actions designed to control its level of interest rate risk. These actions include increasing the percentage of the loan and lease portfolio consisting of short-term and adjustable-rate loans and leases through increased originations of these products for Patriot's portfolio, the sale of longer-term residential mortgage loans, acquiring short-term and adjustable-rate mortgage-backed securities, and undertaking to lengthen the maturities of deposits and borrowings and undertaking to lessen the sensitivity of deposits to interest rate changes. At June 30, 1998, Patriot's total interest-bearing liabilities maturing or repricing within one year exceeded its total net interest-earning assets maturing or repricing in the same time period by $84,340,000 representing a one-year cumulative "gap," as defined above, as a percentage of total assets of negative 9.62%.

   The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1998, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 1998, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a six-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.


                                                                       At June 30, 1998
                                            -----------------------------------------------------------------------
                                            3 Months 3 Months to 6 Months to 1 Year to 3 Years to More than
                                             or Less  6 Months     1 Year    3 Years    5 Years    5 Years   Total
                                            -------- ----------- ----------- --------- ---------- --------- -------
                                                                         (In thousands)
Interest earning assets(1):
Interest earning deposits                  $    117    $     --    $     --   $      --     $    --     $     --    $    117
Investment and mortgage-backed
  securities, net (2)(5)                    168,198      13,052      29,528      46,964      21,691      107,010     386,443
Loans and leases receivable, net(3)(5)       75,054      37,117      53,472     138,793      70,183       88,801     463,420
                                           --------    --------    --------    --------     -------     --------     -------
Total interest-earning assets               243,369      50,169      83,000     185,757      91,874      195,811     849,980

Non-interest-earning assets                      --          --          --          --          --       26,323      26,323
                                           --------    --------    --------    --------     -------     --------     -------
Total assets                                243,369      50,169      83,000     185,757      91,874      222,134     876,303
                                           --------    --------    --------    --------     -------     --------     -------
Interest-bearing liabilities:

Money market and passbook savings
  accounts(6)                                10,825      10,825      21,651      17,845       4,890       22,765      88,802
Demand and NOW accounts (6)                     317         317         634       2,536       2,536       24,088      30,427
Certificates of deposit                      35,100      25,074      87,606      85,743       3,322        9,530     246,375
Borrowings                                  253,528      10,000       5,000       2,000           0      183,648     454,176
                                           --------    --------    --------    --------     -------     --------     -------
Total interest-bearing liabilities          299,770      46,216     114,891     108,124      10,748      240,031     819,780

Non-interest-bearing liabilities                 --          --          --          --          --        9,253       9,253
Equity                                           --          --          --          --          --       47,270      47,270
                                           --------    --------    --------    --------     -------     --------     -------
Total liabilities and equity                299,770      46,216     114,891     108,124      10,748      296,554     876,303
                                           --------    --------    --------    --------     -------     --------     -------
Interest sensitivity gap(4)                $(56,401)   $  3,953    $(31,891)    $77,633     $81,127     $(74,420)    $    --
                                           ========    ========    ========    ========     =======     ========     =======

Cumulative interest sensitivity gap        $(56,401)   $(52,449)   $(84,340)    $(6,707)    $74,420     $     --
                                           ========    ========    ========    ========     =======     ========

Cumulative interest sensitivity gap as a
  percent of total assets                     (6.44)%     (5.99)%     (9.62)%     (0.77)%      8.49%          --%

Cumulative interest-earning assets as a
  percent of cumulative interest-bearing
  liabilities                                  81.19%     84.84%      81.70%      98.82%     112.84%      103.68%

(1) Interest-earning assets are included in the period in which the balances are expected to be repaid and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.

(2) Includes investment and mortgage-backed securities available for sale and held to maturity.

(3) For purposes of the gap analysis, loans and leases receivable includes non-performing loans and is reduced for the allowance for possible losses, and unamortized discounts and deferred fees.

(4) Interest sensitivity gap represents the difference between total interest-earning assets and total interest-bearing liabilities.

(5) Annual prepayment rates for loans and leases receivable and mortgage-backed securities range from 12% to 39%.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    The discussion concerning the effects of interest rate changes on the Company's estimated net interest income for the year ending December 31, 1998 set forth in "Managements Discussion an Analysis of Financial and Results of Operations -- Management of Interest Rate Risk" in Item 2 hereof, is incorporated herein by reference.

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

      Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The company held its Annual Meeting of Shareholders on April 23, 1998. At the said meeting 5,620,259 shares of Common Stock were eligible to vote, of which 3,433,183 shares were present in person or by proxy. The following matters were voted upon at the Annual Meeting and the number of affirmative votes, negative votes and abstentions with respect to the matters are as follows:

1. At the Annual Meeting, two directors were elected for three year terms. The nominees were Larry V. Thren and James B. Elliott.

                             For            %       Withheld          %
                          ---------       -----     --------         ----
Larry V. Thren            3,390,662       98.76      42,521          1.24
James B. Elliott          3,390,906       98.77      42,277          1.23

The names of each of the directors whose term of office continued after the Annual Meeting and thier respective term expirations were as follows:

         Gary N. Gieringer     1999
         Leonard A. Huff       1999
         John H. Diehl         2000
         Samuel N. Landis      2000
         Joseph W. Major       2000

2. The approval of the 1998 Employee Stock Purchase Plan.

            For            %        Against           %     Abstain         %
         ---------       -----      -------         ----    -------        ---
         2,536,781       73.89%      66,778         1.95%    8,985         .26%

3. The ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of Patriot Bank Corp. for fiscal year ending December 31, 1998.

            For            %        Against          %      Abstain        %
         ---------       -----      -------         ---     -------       ---
         3,392,629       98.82%      33,368         .97%     7,186        .21%


       Item 5 OTHER INFORMATION

              Not applicable.

       Item 6 EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) The Following exhibits are filed as part of this report.

                  Exhibit 27 Financial Data Schedule
                             (filed herewith)

                  (b) Reports filed on Form 8-K
                      Report on Form 8-K dated June 4, 1998 contained notification of appointment of James B. Elliott as Chairman and Joseph W. Major as CEO and the resignation of Chairman Gary N. Gieringer
---------------
* Incorporated herein by reference into this document from the exhibits to Form S-1, Registration Statement, filed on September 1, 1995 as amended Registration No. 33-96530.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    PATRIOT BANK CORP.
                                        ----------------------------------------
                                                       (Registrant)




Date August 14, 1998                   ----------------------------------------
     ---------------                                 Joseph W. Major
                                         President and Chief Operating Officer



Date August 14, 1998                   ----------------------------------------
     ---------------                                 Richard A. Elko
                                                 Executive Vice President
                                                 Chief Financial Officer