Form 10-Q
period 1998-09-30
PATRIOT BANK CORP
filed 1998-11-16
CIK 1000235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                         Commission File Number 0-26744


                               PATRIOT BANK CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                               232820537
   --------------------------------        ---------------------------------
   (State or other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization)

High and Hanover Streets, Pottstown, Pennsylvania                19464-9963
-------------------------------------------------                ----------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,108,612 shares of common stock, par value $.01 per share, were outstanding as of November 13, 1998.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                      INDEX


                                                                           Page
                                                                           ----
PART I FINANCIAL INFORMATION

     Item 1 FINANCIAL STATEMENTS

            Consolidated Balance Sheets at September 30, 1998
            and December 31, 1997

            Consolidated Statements of Income for the Three-Month and nine-month Periods ended September 30, 1998 and 1997

            Consolidated Statements of Cash Flows for the Three-Month and nine-month Periods ended September 30, 1998 and 1997

            Consolidated Statements of Comprehensive Income for the Three-Month and nine-month Periods ended September 30, 1998 and 1997

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

PART II OTHER INFORMATION

     Items 1 through 6


SIGNATURES

                       Patriot Bank Corp. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                                           September 30,    December 31,
--------------------------------------------------------------------------------------------------------
                                                                                1998            1997
--------------------------------------------------------------------------------------------------------
                                                                            (unaudited)
Assets
Cash and due from banks                                                      $   4,708       $   2,597
Interest-earning deposits in other financial institutions                       12,733           6,417
                                                                             ---------       ---------
   Total cash and cash equivalents                                              17,441           9,014
Investment and mortgage-backed securities available for sale                   393,865         343,125
Investment and mortgage-backed securities held to maturity
     (market value of $39,264 and $62,817 at September 30, 1998
     and December 31, 1997, respectively)                                       38,569          62,516
Loans held for sale                                                              6,927           4,095
Loans and leases receivable                                                    450,027         422,209
Allowance for possible loan and lease losses                                    (3,108)         (2,512)
Premises and equipment, net                                                      9,504           8,542
Accrued interest receivable                                                      4,004           4,119
Real estate owned                                                                   89             162
Other assets                                                                     3,411             230
                                                                             ---------       ---------
    Total assets                                                             $ 920,729       $ 851,500
                                                                             =========       =========
Liabilities and stockholders' equity
Deposits                                                                     $ 360,025       $ 289,528
FHLB advances                                                                  260,200         275,200
Securities sold under repurchase agreements                                    228,095         214,684
Advances from borrowers for taxes and insurance                                  2,071           3,135
Trust preferred securities                                                      18,463          18,417
Other liabilities                                                                5,311           4,003
                                                                             ---------       ---------
      Total liabilities                                                        874,165         804,967
                                                                             ---------       ---------
Preferred stock, $.01 par value, 2,000,000 shares authorized, none
      issued at September 30, 1998 and December 31, 1997, respectively              --              --
Common stock, $.01 par value, 10,000,000 shares authorized, 7,028,631 and 7,033,029 issued at September 30, 1998 and December 31, 1997,
      respectively                                                                  56              56
Additional paid-in capital                                                      60,097          59,926
Common stock acquired by ESOP, 437,061 and 417,779 shares at amortized
     cost at September 30, 1998 and December 31, 1997, respectively             (2,321)         (2,428)
Common stock acquired by MRP, 196,013 and 248,604 shares at amortized
     cost at September 30, 1998 and December 31, 1997, respectively             (1,015)         (1,285)
Retained earnings                                                                3,580           1,680
Treasury stock acquired, 1,852,595 and 1,584,944 at cost at
     September 30, 1998 and December 31, 1997, respectively                    (19,460)        (16,071)
Accumulated other comprehensive income                                           5,627           4,655
                                                                             ---------       ---------
     Total stockholders' equity                                                 46,564          46,533
                                                                             ---------       ---------
     Total liabilities and stockholders' equity                              $ 920,729       $ 851,500
                                                                             =========       =========

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except for share data)


                                                            Three-Month Period Ended         nine-month Period Ended

                                                                                  September 30,
--------------------------------------------------------------------------------------------------------------------

                                                              1998            1997            1998            1997
--------------------------------------------------------------------------------------------------------------------
                                                                                 (unaudited)
Interest income
    Interest-earning deposits                               $     54        $     47        $    232        $    136
    Investment and mortgage-backed securities                  6,990           6,395          20,525          16,102
    Loans                                                      8,676           7,304          25,654          19,152
                                                            --------        --------        --------        --------
        Total interest income                                 15,720          13,746          46,411          35,390
                                                            --------        --------        --------        --------
Interest expense
    Deposits                                                   4,543           3,457          12,872           9,822
    Short-term borrowings                                      4,217           4,633          12,921          10,238
    Long-term borrowings                                       3,042           2,053           8,296           4,610
                                                            --------        --------        --------        --------
         Total interest expense                               11,802          10,143          34,089          24,670
                                                            --------        --------        --------        --------
          Net interest income before provision for
               possible loan losses                            3,918           3,603          12,322          10,720
    Provision for possible loan losses                           325             235             875             460
                                                            --------        --------        --------        --------
          Net interest income after provision for
               possible loan losses                            3,593           3,368          11,447          10,260
                                                            --------        --------        --------        --------
Non-interest income
    Service fees, charges and other operating income             405             246             978             546
    Loss on sale of real estate acquired through
            foreclosure                                           --              --              --              (9)
    Gain on sale of investment and mortgage-backed
           securities available for sale                         186             242           1,604             432
    Mortgage banking gains                                       250              88             455              88
                                                            --------        --------        --------        --------
           Total non-interest income                             841             576           3,037           1,057
                                                            --------        --------        --------        --------
Non-interest expense
     Salaries and employee benefits                            2,062           1,795           7,023           4,896
     Office occupancy and equipment                              549             472           1,550           1,351
     Professional services                                       135              92             464             172
     Federal deposit insurance premiums                           45              39              91              89
     Data processing                                              39              41              93             130
     Advertising                                                  96              97             481             347
     Deposit processing                                          102              83             299             220
     Other operating expense                                      83             241             594             549
                                                            --------        --------        --------        --------
             Total non-interest expense                        3,111           2,860          10,595           7,754
                                                            --------        --------        --------        --------
              Income before income taxes                       1,323           1,084           3,889           3,563
      Income taxes                                               283             252             881           1,084
                                                            --------        --------        --------        --------
             Net income                                     $  1,040        $    832        $  3,008        $  2,479
                                                            ========        ========        ========        ========
      Earnings per share -- basic                           $   0.21        $   0.16        $   0.60        $   0.44
                                                            ========        ========        ========        ========
      Earnings per share -- diluted                         $   0.20        $   0.15        $   0.57        $   0.42
                                                            ========        ========        ========        ========
      Dividends per share                                   $   0.07        $   0.06        $   0.20        $   0.18
                                                            ========        ========        ========        ========

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                         nine-month Period Ended
                                                                                              September 30,
-----------------------------------------------------------------------------------------------------------------
                                                                                         1998               1997
-----------------------------------------------------------------------------------------------------------------
                                                                                               (unaudited)
Operating activities
  Net income                                                                          $   3,008         $   2,479
  Adjustments to reconcile net income to net cash used by operating activities
      Amortization and accretion of
         Deferred loan origination fees                                                     (96)             (145)
         Premiums and discounts                                                            (769)               70
         Management recognition plan                                                        270               262
      Provision for possible loan losses                                                    875               460
      Release of ESOP shares                                                                278               213
      Gain on sale of securities available for sale                                      (1,604)             (432)
      Loss on real estate owned                                                              90                 9
      Depreciation of premises and equipment                                                626               746
      Mortgage loans originated for sale                                                (34,999)           (4,875)
      Mortgage loans sold                                                                32,167             4,875
      Increase (decrease) in deferred income taxes                                         (588)              458
      Decrease (increase) in accrued interest receivable                                    115            (2,370)
      Increase in other assets                                                           (3,321)           (1,807)
      Increase in other liabilities                                                       1,308               559
                                                                                      ---------         ---------
          Net cash (used) provided by operating activities                               (2,640)              502
                                                                                      ---------         ---------
Investing activities
  Loan originations & principal payments on loans, net                                  (27,987)         (118,625)
  Proceeds from sale of securities -- available for sale                                  5,652             1,327
  Proceeds from maturity of securities -- available for sale                            107,488            13,179
  Proceeds from maturity of securities -- held to maturity                               23,947             6,386
  Purchases of securities - available for sale                                         (159,508)         (187,036)
  Proceeds from sale of real estate owned                                                    --                35
  Purchase of premises and equipment                                                     (1,588)           (1,768)
                                                                                      ---------         ---------
          Net cash used by investing activities                                         (51,996)         (286,502)
                                                                                      ---------         ---------
Financing activities
  Net increase in deposits                                                               70,212            53,897
  Net (Repayments) proceeds from short term borrowings                                 (161,589)          195,059
  Proceeds from long term borrowings                                                    160,000            40,200
  Proceeds from trust preferred stock                                                        --            18,406
  Decrease in advances from borrowers
     for taxes and insurance                                                             (1,064)             (382)
  Cash paid for dividends                                                                (1,107)           (1,046)
  Purchase of treasury stock                                                             (3,389)          (13,554)
                                                                                      ---------         ---------
          Net cash provided by financing activities                                      63,063           292,580
                                                                                      ---------         ---------
          Net increase in cash and cash equivalents                                       8,427             6,580
  Cash and cash equivalents at beginning of year                                          9,014             6,853
                                                                                      ---------         ---------
  Cash and cash equivalents at end of year                                            $  17,441         $  13,433
                                                                                      =========         =========


Supplemental disclosures

Cash paid for interest on deposits was $12,862 and $10,203 for the nine-month periods ended September 30, 1998 and 1997, respectively. Cash paid for income taxes was $537 and $1,460 for the nine-month periods ended September 30, 1998 and 1997, respectively. Transfers from loans to real estate owned were $17 and $139 for the nine-month periods ended September 30, 1998 and 1997, respectively.

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)


                                                                  Three-Month Period Ended        nine-month Period Ended
                                                                                       September 30,
-------------------------------------------------------------------------------------------------------------------------
                                                                    1998            1997            1998            1997
-------------------------------------------------------------------------------------------------------------------------
Net income                                                        $ 1,040         $   832         $ 3,008         $ 2,479
Other comprehensive income, net of tax

   Unrealized gains on securities
      Unrealized holding gains arising during the period            2,027           1,705           2,575           2,660

      Less: Reclassification adjustment for gains included
               in net income                                         (186)           (242)         (1,604)           (432)

Comprehensive income                                              $ 2,881         $ 2,295         $ 3,979         $ 4,707
                                                                  =======         =======         =======         =======

                      PATRIOT BANK CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                               September 30, 1998


Note 1 - General

     The accompanying financial statements of Patriot Bank Corp. and Subsidiaries ("Patriot") include the accounts of the parent company, Patriot Bank Corp. and its wholly-owned subsidiaries, Patriot Bank and Patriot Investment Company. All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the three-month period ended September 30, 1998 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1997.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                               September 30, 1998

Note 2 - Investment And Mortgage-Backed Securities

The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows:


-----------------------------------------------------------------------------------------------------------------------------------
                                              September 30, 1998                                   December 31, 1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Unrealized  Unrealized
                                 Amortized     Unrealized   Unrealized     Fair       Amortized      appre-      depre-     Fair
                                    cost          gain         loss        value         cost        ciation     ciation    value
-----------------------------------------------------------------------------------------------------------------------------------
                                                                           (in thousands)
Investment and Mortgage-Backed
  Securities Available for Sale
Investment securities
   U.S. Treasury and
    government agency
     securities                   $ 38,539      $   548      $   --      $ 39,087      $ 19,884      $  202      $ --      $ 20,086
    Corporate securities            19,101        1,739         102        20,738        17,493       1,274        --        18,767
    Equity securities               57,280        7,732       5,415        59,597        48,168       4,385        --        52,553

Mortgage-backed
   securities
     FHLMC                           7,158           81           8         7,231        11,287         214        --        11,501
     Fannie Mae                     35,385          209          96        35,498        20,163         185        94        20,254
     GNMA                            8,527          150           1         8,676        12,592         279        --        12,871

Colateralized mortgage
   obligations
    FHLMC                           99,869        2,184          --       102,053        75,085         806       107        75,784
    Fannie Mae                     109,573        1,486          --       111,059       118,778         503       437       118,844
    Other                            9,785          141          --         9,926        12,522          24        81        12,465
                                  --------      -------      ------      --------      --------      ------      ----      --------
Total investment and
  mortgage-backed securities
  available for sale              $385,217      $14,270      $5,622      $393,865      $335,972      $7,872      $719      $343,125
                                  ========      =======      ======      ========      ========      ======      ====      ========


Investment and Mortgage-Backed
  Securities Held to Maturity
Investment securities
   U.S. Treasury and
     government agency
     securities                    $ 1,035      $    11        $  1      $ 1,045        $ 1,035        $  4   $     5       $ 1,034
   Corporate securities              1,502           67          --        1,569          1,502          42        --         1,544

Colateralized mortgage
   Obligations
    FHLMC                            1,319           22          --        1,341          1,801           3        --         1,804
    Fannie Mae                       8,044          131          --        8,175          9,775         112        --         9,887
   Other                            26,669          469           4       27,134         48,403         238        93        48,548
                                   -------      -------        ----      -------        -------        ----   -------      --------
Total investment and
  Mortgage-backed securities
  Available for sale               $38,569      $   700        $  5      $39,264        $62,516        $399   $    98      $62,817
                                   =======      =======        ====      =======        =======        ====   =======      =======

Note 3 - Loans Receivable

     Loans receivable are summarized as follows:

                                                  September 30,    December 31,
-------------------------------------------------------------------------------
                                                     1998              1997
-------------------------------------------------------------------------------
                                                         (in thousands)
Mortgage loan portfolio
  Secured by real estate                          $ 303,706         $ 294,716
  Construction                                        4,197             4,039
 Consumer loan portfolio
  Home equity                                        64,369            75,439
  Consumer                                            4,220             3,909
Comercial loan portfolio
  Commercial                                         74,485            46,166
  Commercial leases                                   1,437               334
                                                  ---------         ---------
    Total loans receivable                          452,414           424,603
    Less deferred loan origination fees              (2,387)           (2,394)
                                                  ---------         ---------
    Total loans receivable, net                   $ 450,027         $ 422,209
                                                  =========         =========


Note 4 - Deposits

   Deposits are summarized as follows:

                                                   September 30,    December 31,
--------------------------------------------------------------------------------
Deposit type                                           1998             1997
--------------------------------------------------------------------------------
                                                          (in thousands)
NOW                                                  $ 14,230        $ 16,908
Money market                                           66,124          51,696
Savings accounts                                       23,177          24,510
Non-interest-bearing demand                            17,156          11,117
                                                     --------        --------
   Total demand, transaction, money
      market and savings deposits                     120,687         104,231
Certificates of deposits                              239,338         185,297
                                                     --------        --------
   Total deposits                                    $360,025        $289,528
                                                     ========        ========

Note 5 - Disclosures about Segments of an Enterprise and Related Information

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for all periods beginning after December 15, 1997. SFAS 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. The disclosure requirements of this statement will have no impact on the financial condition, net income or shareholder's equity of the company.

Note 6 - Accounting for Derivative Instruments and Hedging Activities

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

Note 7 - Recent Events

     On July 28, 1998 Patriot Bank Corp. announced the execution of a Definitive Agreement o acquire First Lehigh Corporation, ("First Lehigh") parent company of First Lehigh Bank. At September 30, 1998 First Lehigh was a $111 million bank holding company with five community banking offices located in Pennsylvania's Lehigh Valley. The terms of the agreement call for Patriot to exchange between
(i) .428 and .482 shares of Patriot common stock for each share of First Lehigh common stock and senior preferred stock and between (ii) .342 and .38562 shares of Patriot common stock for each share of Series A preferred stock. The transaction will be accounted for as a purchase, subject to shareholder and regulatory approval Patriot anticipates the transaction to close in early 1999.

     On November 6, 1998 Patriot completed the acquisition of Keystone Financial Leasing, a $40 million small ticket commercial leasing company. Patriot paid $6 million in cash at closing and will pay future cash considerations based on future revenues of the leasing company. Keystone Financial Leasing will be accounted for as a purchase and merged into Patriot Commercial Leasing Company, a wholly-owned subsidiary of Patriot Bank and operate out of Exton PA.

PATRIOT BANK CORP. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

September 30, 1998

     Forward Looking Statements. In addition to historical information, this discussion and analysis of Patriot Bank Corp. and Subsidiaries (Patriot) contains forward-looking statements. The forward-looking statements contained herin are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to those discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Patriot undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

     General. Patriot reported earnings per share of $.20 and net income of $1,040,000 for the three-month period ended September 30, 1998. This represents an increase of over 33% over earnings per share of $.15 and net income of $832,000 for the three month period ended September 30, 1997. Earnings per share for the nine-month period ending September 30, 1998 was $.57 and net income of $3,008,000 compared with $.42 and net income of $2,479,000 for the nine-month period ended September 30, 1997. Return on average equity was 9.13%, for the three-month period ended September 30, 1998 compared to 7.38%, for the three-month period ended September 30, 1997.

     Net Interest Income. Net interest income for the three-month and nine-month periods ended September 30, 1998 was $3,918,000 and $12,322,000 compared to $3,603,000 and $10,720,000 for the same periods in 1997. This increase is primarily due to an increase in average balances as Patriot has grown its assets to more fully utilize its capital. Patriot's net interest margin (net interest income as a percentage of average interest-earning assets) was 2.01% tax effected for the nine-month period ended September 30, 1998 compared to 2.26% tax effected for the same period in 1997. The decrease in margin is primarily due to an increase in the percentage of investment and mortgage-backed securities to total assets.

     Interest on loans was $8,676,000 and $25,654,000 for the three-month and nine-month periods ended September 30, 1998 compared to $7,304,000 and $19,152,000 for the same periods in 1997. The average balance of loans was $448,254,000 with an average yield of 7.73% for the nine-month period ended September 30, 1998 compared to an average balance of $376,758,000 with an average yield of 7.74% for the same period in 1997. The increase in average balance is due to increased origination of commercial and residential mortgage loans offset by a decrease in consumer loans. The decrease in average yield is primarily a result of an emphasis placed on shorter term and adjustable-rate mortgage loans many of which are originated with teaser rates.

     Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $6,990,000 and $20,525,000 for the three-month and nine-month periods ended September 30, 1998 compared to $6,395,000 and $16,102,000 for the same periods in 1997. The average balance of the investment portfolio was $423,136,000 with an average yield of 6.78% for the nine-month period ended September 30, 1998 compared to an average balance of $372,385,000 with an average yield of 7.00% for the same period in 1997. The increase in average balance was due to the purchase of investments to more fully leverage Patriot's capital. The decrease in average yield is a result of generally lower interest rates.

     Interest on total deposits was $4,543,000 and $12,872,000 for the three-month and nine-month periods ended September 30, 1998 compared to $3,457,000 and $9,822,000 for the same periods in 1997. The average balance of total deposits was $361,903,000 with an average cost of 4.98% for the nine-month period ended September 30, 1998 compared to an average balance of $281,577,000 with an average cost of 4.87% for the same period in 1997. The increase in average balance was the result of aggressive marketing of money market and other transaction-based deposit accounts, the opening of two new community banking offices and an increase in Patriot's jumbo deposit program. The increase in average yield was the result of a higher percentage of jumbo deposits offset somewhat by the emphasis on transaction-based deposit accounts.

     Interest on borrowings was $7,259,000 and $21,217,000 for the three-month and nine-month periods ended September 30, 1998 compared to $6,686,000 and $14,848,000 for the same periods in 1997. The average balance of borrowings was $489,904,000 with an average cost of 5.88% for the nine-month period ended September 30, 1998 compared to an average balance of $443,510,000 with a cost of 5.98% for the same period in 1997. The increase in average balance was due to the use of borrowings to fund the growth in the balance sheet. The decrease in the cost of borrowings was a result of generally lower interest rates.

     Provision for Loan Losses. The provision for loan losses was $325,000 and $875,000 for the three-month and nine-month periods ended September 30, 1998 compared to $235,000 and $460,000 for the same periods in 1997. The increase in the provision is a reflection of the growth of Patriot's loan portfolio and the origination of more commercial and consumer loans offset somewhat by Patriot's asset quality and low level of delinquencies and low level of non-performing assets. At September 30, 1998 Patriot's non-performing assets were .11% of total assets and all loans 30 days or more delinquent were .58% of total loans.

     Non-Interest Income. Total non-interest income was $841,000 and $3,037,000 for the three-month and nine-month periods ended September 30, 1998 compared to $576,000 and $1,057,000 for the same periods in 1997. Non-interest income also includes gains recognized on the sale of investment securities available for sale. The increase in other non-interest income was primarily due to security gains and an increased emphasis on recurring non-interest income including loan and deposit fees, ATM fees, and mortgage banking gains.

     Non-Interest Expense. Total non-interest expense was $3,111,000 and $10,595,000 for the three-month and nine-month periods ended September 30, 1998 compared to $2,860,000 and $7,754,000 for the same periods in 1997. The increase in non-interest expense was the result of increased salary and employee benefit costs and occupancy and equipment costs, both related to Patriot's expanded operations. Non-interest expense in the nine-month period ended September 30, 1998 also included a special non-recurring pre-tax charge of $961,000 related to the retirement of Patriot's former Chairman. The ratio of recurring non-interest expense to average assets improved to 1.36% for the three-month period ended September 30, 1998 compared to 1.44% for the same period in 1997. The improvement in the overhead ratio reflects an emphasis on managing costs.

     Income Tax Provision. The income tax provision was $283,000 and $881,000 for the three-month and nine-month periods ended September 30, 1998 compared to $252,000 and $1,084,000 for the same periods in 1997. The effective tax rate was 21.39% for 1998 compared to 23.25% for 1997. The decrease is a result of the purchase of certain tax exempt investments.

     Financial Condition

     Loan Portfolio. Patriot's primary portfolio loan products are commercial loans, home equity loans on existing owner-occupied residential real estate and fixed-rate and adjustable-rate mortgage loans. Patriot also offers residential construction loans and other consumer loans. At September 30, 1998 Patriot's total loan portfolio was $450,027,000, compared to a total loan portfolio of $422,209,000 at December 31, 1997. The increase in the loan portfolio was the result of aggressive marketing of commercial, and residential mortgage loans. During the nine-month period ended September 30, 1998, Patriot originated total loans of $132,957,000, compared to total loans originated of $177,185,000 for the same period in 1997.

     Cash and Cash Equivalents. Cash and cash equivalents at September 30, 1998 were $17,441,000 compared to $9,014,000 at December 31, 1997. The increase in cash balances is associated with a timing difference in borrowing activity.

     Investment and Mortgage-Backed Securities. Investment securities consist primarily of U.S. agency securities, mortgage-backed securities which are generally insured or guaranteed by either FHLMC, FNMA or the GNMA and collateralized mortgage obligations.

     Total investment and mortgage-backed securities at September 30, 1998 were $432,434,000 compared to $405,641,000 at December 31, 1997. The increase in investment and mortgage-backed securities was primarily due to purchases offset by maturities and principal repayments.

     Other Assets. Premises and equipment at September 30, 1998 was $9,504,000 compared to $8,542,000 at December 31, 1997. Accrued interest receivable at September 30, 1998 was $4,004,000 compared to $4,119,000 at December 31, 1997.
The increase is consistent with the growth in the loan and investment portfolios. Real estate owned at September 30, 1998 was $89,000 compared to $162,000 at December 31, 1997. Other assets at September 30, 1998 were $3,411,000 compared to $230,000 at December 31, 1997. The increase is primarily due to timing of cash receipts associated with investment and mortgage loan activity.

     Deposits. Deposits are primarily attracted from within Patriot's market area through the offering of various deposit instruments, including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Patriot also attracts jumbo certificates of deposit.

     Total deposits at September 30, 1998 were $360,025,000 compared to $289,528,000 at December 31, 1997. The increase in balance was the result of aggressive marketing of money market accounts and other transaction-based deposit accounts as well as an increase in Patriot's jumbo deposit program.

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

     Total borrowings at September 30, 1998 were $506,758,000 compared to $508,301,000 at December 31, 1997. The decrease in borrowings was primarily due to funding provided by the increase in deposit balances.

     Stockholders' Equity. Total stockholders' equity was $46,564,000 at September 30, 1998 compared to $46,533,000 at December 31, 1997. The slight increase in balance is primarily due to income earned and increases in market value of securities available for sale offset by dividends paid to stockholders' and the purchase of treasury stock.


     Year 2000 Compliance. Year 2000 issues result from the inability of many computer programs or computerized equipment to accurately calculate, store or use a date after December 31, 1999. Banking, by its nature, is a vary date processing intensive industry. These potential shortcomings could result in a system failure or miscalculations causing disruptions of operation, including among other things, a temporary inability to process transactions, track important customer information, provide convenient access to this information, or engage in normal business operations. Pursuant to its strategic business plan, Patriot has made significant investments in new technology over the last two years. As a result of these investments, the primary systems used by Patriot are currently believed to be Year 2000 compliant. With the assistance of a nationally recognized accounting firm, Management has initiated a comprehensive program to analyze, test, and proactively plan for ensuring all of Patriot's systems year 2000 compliant. It is currently anticipated that certain secondary systems will require modification. Management is also in the process of evaluating significant customer and vendor relationships to assess risks and make appropriate contingency plans.

     Management currently estimates the cost of executing its Year 2000 plan, performing tests, documenting results and making modifications where necessary to be less than $100,000.

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

     During the nine-month period ended September 30, 1998, significant liquidity was provided by deposit growth and long-term borrowings. Maturities and sales of investment and mortgage-backed securities also provided significant liquidity during the nine-month period ended September 30, 1998. The funds provided by these activities were invested in new loans, investment and mortgage-backed securities, and the repayment of short-term borrowings.

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

     At September 30, 1998, Patriot Bank's and Bank Corp.'s capital ratios exceeded all requirements to be considered well capitalized. The following table sets forth the capital ratios of Patriot Bank Corp., Patriot Bank and the current regulatory requirements at September 30, 1998:


                                                                            To Be                    To Be
                                                   Actual            Adequately Capitalized       Well Capitalized
                                              ----------------       ----------------------     ----------------
                                              Amount     Ratio       Amount           Ratio       Amount     Ratio
                                              ------     -----       ------           -----       ------     -----
                                                                   As of  September 30, 1998
Total capital (to risk weighted assets)

Patriot Bank Corp.                            $62,508    14.29%      $35,001           8%         $43,752     10%
Patriot                                        38,543    10.28%       30,006           8%          37,508     10%


Tier I capital (to risk-weighted assets)

Patriot Bank Corp.                             54,583    12.48%       17,501           4%          26,251      6%
Patriot                                        35,435     9.45%       15,003           4%          22,505      6%


Tier I capital (to average assets)

Patriot Bank Corp.                             54,583     6.18%       35,315           4%          44,144      5%
Patriot                                        35,435     5.24%       27,058           4%          33,823      5%

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

     Patriot pursues several actions designed to control its level of interest rate risk. These actions include increasing the percentage of the loan portfolio consisting of short-term and adjustable-rate loans through increased originations of these loans, acquiring short-term and adjustable-rate mortgage-backed securities, and undertaking to lengthen the maturities of deposits and borrowings. At September 30, 1998, Patriot's total interest-bearing liabilities maturing or repricing within one year exceeded its total net interest-earning assets maturing or repricing in the same time period by $74,892,000 representing a one-year cumulative "gap," as defined above, as a percentage of total assets of negative 8.13%.

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1998, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 1998, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a nine-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.


                                                                             At September 30, 1998
                                             ----------------------------------------------------------------------------------
                                             3 Months    3 Months to  6 Months to   1 Year to   3 Years to  More than
                                             or Less      6 Months      1 Year       3 Years     5 Years     5 Years      Total
                                             --------     --------     --------     --------    --------    --------    --------
                                                                                (In thousands)
Interest earning assets(1):
Interest earning deposits                    $ 12,733     $     --     $     --     $     --    $     --    $     --    $ 12,733
Investment and mortgage-backed
  securities, net (2)(5)                      149,502       30,556       46,746       34,150      30,810     140,670     432,434
Loans receivable, net(3)(5)                    78,670       31,554       51,010       88,538     120,432      83,642     453,846
                                             --------     --------     --------     --------    --------    --------    --------
Total interest-earning assets                 240,905       62,110       97,756      122,688       9,280     529,586     899,014
Non-interest-earning assets                        --           --           --           --          --      21,715      21,715
                                             --------     --------     --------     --------    --------    --------    --------
Total assets                                  240,905       62,110       97,756      122,688     151,242     246,028     920,729
                                             --------     --------     --------     --------    --------    --------    --------
Interest-bearing liabilities:
Money market and passbook savings
  accounts(6)                                   8,848        8,848       17,697       33,287       3,224      17,397      89,301
Demand and NOW accounts (6)                       785          785        1,569        3,139       6,277      18,831      31,385
Certificates of deposit                        25,531       55,983       64,522       59,159      24,678       9,465     239,338
Borrowings                                    291,095           --           --        2,000     120,000      93,663     506,758
                                             --------     --------     --------     --------    --------    --------    --------
Total interest-bearing liabilities            326,259       65,616       83,788       97,585     154,179     139,356     866,783

Non-interest-bearing liabilities                   --           --           --           --          --       7,382       7,382
 Equity                                            --           --           --           --          --      46,564      46,564
                                             --------     --------     --------     --------    --------    --------    --------
Total liabilities and equity                  326,259       65,616       83,788       97,585     154,179     193,302     920,729
                                             --------     --------     --------     --------    --------    --------    --------
Interest sensitivity gap(4)                  $(85,354)     $(3,506)    $ 13,968     $ 25,103    $ (2,937)   $ 52,726    $     --
                                             ========     ========     ========     ========    ========    ========    ========
Cumulative interest sensitivity gap          $(85,354)    $(88,860)    $(74,892)    $(49,789)   $(52,726)   $     --
                                             ========     ========     ========     ========    ========    ========
Cumulative interest sensitivity gap as a
  percent of total assets                       (9.27)%      (9.65)%      (8.13)%      (5.41)%     (5.73)%        --%

Cumulative interest-earning assets as a
  percent of cumulative interest-bearing
  liabilities                                   73.84%       77.32%       84.26%       91.31%      92.75%     103.72%

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

(5) Annual prepayment rates for loans and mortgage-backed securities range from 12% to 36%.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The discussion concerning the effects of interest rate changes on the Company's estimated net interest income for the year ending December 31, 1998 set forth in "Managements Discussion an Analysis of Financial and Results of Operations -- Management of Interest Rate Risk" in Item 2 herof, is incorporated herein by reference.

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

            Exhibit 27 Financial Data Schedule
                       (filed herewith)

            (b) Reports filed on Form 8-K

                    Report on Form 8-K dated August 13, 1998 contained notification of definitive agreement to acquire First Lehigh Corporation.

                    Report on Form 8-K dated September 28, 1998 contained notification of definitive agreement to acquire Keystone Financial Leasing Company.

----------
* Incorporated herein by reference into this document from the exhibits to Form S-1, Registration Statement, filed on September 1, 1995 as amended Registration No. 33-96530.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    PATRIOT BANK CORP.
                                                       (Registrant)

Date November 14, 1998
     -----------------                    -------------------------------------
                                                     Joseph W. Major
                                          President and Chief Operating Officer


Date November 14, 1998
     -----------------                    -------------------------------------
                                                     Richard A. Elko
                                              Executive Vice President and
                                                Chief Financial Officer