Form 10-Q/A
period 1998-09-30
PATRIOT BANK CORP
filed 1998-11-17
CIK 1000235

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                               September 30, 1998

Note 2 - Investment And Mortgage-Backed Securities

The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows:


-----------------------------------------------------------------------------------------------------------------------------------
                                              September 30, 1998                                   December 31, 1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Unrealized  Unrealized
                                 Amortized     Unrealized   Unrealized     Fair       Amortized      appre-      depre-     Fair
                                    cost          gain         loss        value         cost        ciation     ciation    value
-----------------------------------------------------------------------------------------------------------------------------------
                                                                           (in thousands)
Investment and Mortgage-Backed
  Securities Available for Sale
Investment securities
   U.S. Treasury and
    government agency
     securities                   $ 38,539      $   548      $   --      $ 39,087      $ 19,884      $  202      $ --      $ 20,086
    Corporate securities            19,101        1,739         102        20,738        17,493       1,274        --        18,767
    Equity securities               57,280        2,850         533        59,597        48,168       4,385        --        52,553

Mortgage-backed
   securities
     FHLMC                           7,158           81           8         7,231        11,287         214        --        11,501
     Fannie Mae                     35,385          209          96        35,498        20,163         185        94        20,254
     GNMA                            8,527          150           1         8,676        12,592         279        --        12,871

Colateralized mortgage
   obligations
    FHLMC                           99,869        2,184          --       102,053        75,085         806       107        75,784
    Fannie Mae                     109,573        1,486          --       111,059       118,778         503       437       118,844
    Other                            9,785          141          --         9,926        12,522          24        81        12,465
                                  --------      -------      ------      --------      --------      ------      ----      --------
Total investment and
  mortgage-backed securities
  available for sale              $385,217      $ 9,388      $  740      $393,865      $335,972      $7,872      $719      $343,125
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