Form 10-K405
period 1998-12-31
PATRIOT BANK CORP
filed 1999-03-23
CIK 1000235

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                          COMMISSION FILE NO.: 0-26744

                  _____________PATRIOT BANK CORP._____________
             (Exact name of Registrant as specified in its charter)

                        PENNSYLVANIA                              23-2820537
------------------------------------------------------------  -------------------
      (State or other jurisdiction of incorporation or         (I.R.S. Employer
                       organization)                          Identification No.)

     HIGH AND HANOVER STREETS, POTTSTOWN, PENNSYLVANIA               19464
------------------------------------------------------------       ----------
          (Address of principal executive offices)                 (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (610) 323-1500

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           Common Stock, no par value
                                (Title of class)

     The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ . No _________ .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $58,746,708 and is based upon the last sales price of $10.125 per share as quoted on The Nasdaq Stock Market for March 9, 1999.

     As of March 9, 1999, the Registrant had 6,180,618 shares outstanding (excluding treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I

Item 1.       Business....................................................    1

Item 2.       Properties..................................................    8

Item 3.       Legal Proceedings...........................................    8

Item 4.       Submission of Matters to a Vote of Security Holders.........    8

Item 4A.      Executive Officers of the Registrant........................    8

PART II

Item 5.       Market for Registrant's Common Equity and Related
                Stockholder Matters.......................................    9

Item 6.       Selected Financial Data.....................................   10

Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................   12

Item 7A.      Quantitative and Qualitative Disclosures About Market
                Risk......................................................   30

Item 8.       Financial Statements and Supplementary Data.................   30

Item 9.       Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..................................   62

PART III

Item 10.      Directors and Executive Officers of the Registrant..........   62

Item 11.      Executive Compensation......................................   62

Item 12.      Security Ownership of Certain Beneficial Owners and
                Management................................................   62

Item 13.      Certain Relationships and Related Transactions..............   62

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form
                8-K.......................................................   63

SIGNATURES................................................................   64

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Patriot Bank Corp. (the "Company") is a Pennsylvania corporation and is the holding company for Patriot Bank (the "Bank") and Patriot Investment Company ("PIC"). The Company is a bank holding company and is subject to regulation by the Board of Governors of the Federal Reserve System (the "FRB"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC"). Originally organized as a Delaware corporation, the Company became a Pennsylvania corporation as a result of its consolidation with First Lehigh Corporation on January 22, 1999. The Company's executive offices are located at the administrative offices of the Bank at High and Hanover Streets, Pottstown, Pennsylvania 19464.

     The Bank was originally chartered in 1938. In 1991, the Bank's predecessor converted from a federally-chartered mutual savings bank to a Pennsylvania-chartered mutual savings bank and changed its name to Patriot Savings Bank. In August 1995, the Bank converted from a Pennsylvania-chartered mutual savings bank to a federally-chartered mutual savings bank. On December 1, 1995, the Company acquired the Bank as part of the Bank's conversion from a mutual to stock form of ownership (the "Conversion"). In connection with the Conversion, the Bank changed its name to Patriot Bank. On May 23, 1997, the Bank converted to a Pennsylvania-chartered commercial bank. The Bank conducts business through its network of 18 community banking offices located in Montgomery, Berks, Lehigh, Northampton and Chester Counties, Pennsylvania. As a result of its acquisition of First Lehigh Bank, certain of the Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") and certain of its deposits are insured by the Bank Insurance Fund ("BIF") administered by the FDIC. At December 31, 1998, the Bank had total assets of $786.4 million, deposits of $377.8 million and stockholder's equity of $41.8 million.

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

     PIC is a Delaware investment corporation that was incorporated by the Company on September 10, 1996. Its primary business consists of maintaining an investment portfolio. At December 31, 1998, PIC had total assets of $199.9 million, liabilities of $176.4 million, and stockholder's equity of $23.5 million.

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

SUBSIDIARY ACTIVITIES

     The Company has two wholly-owned subsidiaries: The Bank and PIC. The Bank has three wholly-owned subsidiaries: Marathon Management Company, Inc. ("Marathon"), Patriot Investments and Insurance Company ("PIIC"), and Patriot Commercial Leasing Co., Inc. ("PCLC"). Marathon provides title insurance services through a joint venture partnership. At December 31, 1998, Marathon had total assets of $135,000. PIIC markets certain nondeposit investment products. At December 31, 1998, PIIC had total assets of $89,000. PCLC is a commercial leasing company. At December 31, 1998, PCLC had total assets of $46.1 million.

PERSONNEL

     As of December 31, 1998, the Bank had 162 full-time and 20 part-time employees, none of whom was covered by a collective bargaining agreement. Management believes that the Bank has good relations with its employees and there are no pending or threatened labor disputes with its employees.

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

     The Bank is subject to extensive regulation, examination and supervision by the Pennsylvania Department of Banking ("PDB"), as its primary regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") System. Certain of the Bank's deposits are insured by the BIF while most of its deposit accounts are insured by the SAIF. The Bank must file reports with the PDB and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other banking institutions. The PDB and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the FRB, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to banking institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

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

     CAPITAL REQUIREMENTS. The FRB has adopted risk-based capital guidelines for bank holding companies, such as the Company. The required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8.0%. At least half of the total capital is required to be "Tier 1 capital," consisting principally of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance.

     In addition to the risk-based capital guidelines, the FRB established minimum leverage ratio (Tier 1 capital to average total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. The Company is in compliance with these guidelines. The Bank is subject to similar capital requirements adopted by the FDIC.

     The risk-based capital standards are required to take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities.

     Under the FRB prompt corrective action regulations, the FRB is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a bank holding company is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I
(core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the FRB to meet a specific capital level. A bank holding company generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A bank holding company that has lower ratios of capital are categorized as "undercapitalized," "significantly under capitalized," or "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the FRB within 45 days of the date a bank receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The FRB could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. At December 31, 1998, both the Company and the Bank were "well capitalized."

     INSURANCE OF DEPOSIT ACCOUNTS. Although most of the deposits of the Bank are presently insured by the SAIF, certain of its deposits are insured by the BIF (the deposit insurance fund that covers most commercial bank deposits). Both the BIF and the SAIF are statutorily required to maintain a 1.25% of insured reserve deposits ratio. Both the BIF and the SAIF currently exceed the 1.25% ratio. Therefore, most institutions, including the Bank, presently pay no deposit insurance premiums. The FDIC must assess deposit insurance premiums if the 1.25% ratio is not met, and may impose premiums on under capitalized or unsafe institutions.

     While most banks do not pay deposit insurance, all institutions are assessed for payment of the FICO bonds. Through 1999, BIF deposits are assessed for FICO payments at a rate that is one-fifth of the rate assessed on SAIF deposits. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The FDIC resets the FICO assessment rate each calendar quarter. The current annual rate is 1.22 basis points for BIF deposits, and 6.10 basis points for SAIF deposits.

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

     LOANS TO ONE BORROWER. Applicable regulations limit the dollar amount of loans that the Bank may have outstanding to any one borrower, or group of affiliated borrowers, to 15% of the capital and surplus of the Bank. As of December 31, 1998, this limitation was equal to $6.3 million. There are exceptions from the limitation for certain secured loans, depending upon the amount and type of collateral.

     LIMITATION ON CAPITAL DISTRIBUTIONS. Dividend payments by the Bank to the Company are subject to the Pennsylvania Banking Code of 1965 and the FDI Act. Under the Pennsylvania Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FDI Act, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, the Bank would be limited to approximately $22.2 million of dividends in 1999 plus an additional amount equal to the Bank's net profit for 1999, up to the date of any such dividend declaration.

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

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board regulations require depositary institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). During fiscal 1998, the Federal Reserve Board regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $47.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $47.8 million, the reserve requirement is $1.434 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the FDIC.

FEDERAL AND STATE TAXATION

FEDERAL TAXATION

     GENERAL. The Company and its subsidiaries report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company. For its 1998 taxable year, the Company is subject to a maximum federal income tax rate of 34%.

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

     The Small Business Job Protection Act of 1996 (the "1996 Act"), as modified by the Taxpayer Relief Act of 1997 (the "1997 Act"), requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. The 1996 Act repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (those generally exceeding $500 million in assets) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

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

     CORPORATE ALTERNATIVE MINIMUM TAX. The Internal Revenue Code of 1986, as amended (the "Code") imposes a tax on a corporation's alternative minimum taxable income ("AMTI") at a rate of 20% if this rate exceeds the corporation's income tax rate for the taxable year. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid. The Bank does not expect to be subject to the AMT, but may be subject to the environmental tax liability.

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

STATE TAXATION

     COMMONWEALTH OF PENNSYLVANIA. The Bank is subject to a "Bank Shares Tax" which is imposed on every bank having capital stock located within Pennsylvania. The Bank Shares Tax is based on the value of the bank's shares as of the preceding January 1st. The taxable amount is computed by adding the book value of capital stock paid in, the book value of the surplus and the book value of undivided profits, and then deducting from that total an amount equal to the percentage that the book value of the bank's federal obligations and state obligations bears to the book value of the bank's total assets. This value is calculated on the basis of the current year and the preceding five years, but, if a bank has not been in existence for six years, the taxable amount is computed by adding the value for the number of years that the bank has been in existence and dividing the resulting sum by that number of years. The Bank Shares Tax rate is 1.25% of the taxable amount. Banks subject to the Bank Shares Tax are exempt from all other corporate taxes imposed by Pennsylvania.

     Corporations doing business in Pennsylvania and not subject to Bank Shares Tax are subject to Pennsylvania Corporate Net Income Tax ("CNIT"). The CNIT is an annual excise tax and is measured by the Corporation's taxable income as determined under the Code. When a domestic or foreign corporation's entire business is not transacted wholly within Pennsylvania, such taxable income must allocated and apportioned to determine that portion subject to the CNIT. The CNIT rate is 9.99%. Pennsylvania also subjects such corporations to the Pennsylvania Capital Stock and Foreign Franchise Tax.

     Prior to January 22, 1999, the Company was subject to the Pennsylvania CNIT and the Pennsylvania Capital Stock and Foreign Franchise Tax because it was a foreign corporation doing business in Pennsylvania. The Company's Pennsylvania CNIT will be calculated on an unconsolidated basis and adjusted to reflect the appropriate allocation and apportionment requirements. After January 22, 1999, the Company is subject to the Pennsylvania Capital Stock Tax and CNIT.

ITEM 2.  PROPERTIES

     The Bank has 18 banking offices, three (3) of which are located in Montgomery County, four (4) of which are located in Berks County, five (5) of which are located in Lehigh County, four (4) of which are located in Northampton County, and two (2) of which are located in Chester County, Pennsylvania. The Bank owns 9 and leases 9 of the banking office properties.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 10, 1998, a special meeting of the shareholders of the Company was held to adopt and approve an Agreement and Plan of Consolidation (the "Plan") with First Lehigh Corporation. The shareholders of the Company approved and adopted the Plan by a vote of 3,460,056 for and 111,153 against. There were 7,548 abstentions and 70,740 broker nonvotes. On January 22, 1999, the consolidation was completed and the Company and First Lehigh Corporation consolidated to form a new Pennsylvania corporation under the name "Patriot Bank Corp."

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information, including principal occupation during the past five years, relating to the principal executive officers of the Company, as of March 15, 1999, is set forth below:

          James B. Elliott -- Age 58. Mr. Elliott was elected Chairman of the Company in July 1998. Mr. Elliott is the President of Stratecon, Inc.

          Joseph W. Major -- Age 43. Mr. Major was elected President and Chief Executive Officer of the Company and the Bank in July 1998. Prior to that Mr. Major was President and Chief Operating Officer of the Company and the Bank since September 1995 and Chief Executive Officer of the Bank since April 1997. Prior to his appointment at the Company and the Bank, Mr. Major was a partner in the firm of Mauger & Major.

          Richard A. Elko -- Age 37. Mr. Elko was elected Executive Vice President and Chief Financial Officer of the Company and the Bank in January 1996. Prior to his appointment at the Company and the Bank, Mr. Elko was Corporate Controller at Sovereign Bancorp, Inc.

          Joni S. Naugle -- Age 40. Ms. Naugle was elected as Chief Operating Officer of the Company and the Bank in December 1998. Prior to that Ms. Naugle was a Senior Vice President for Marketing and Retail Sales at Sovereign Bank from 1979 to April 1998 and a consultant from April 1998 to December 1998.

          Kevin R. Pyle -- Age 32. Mr. Pyle has been Chief Credit Officer of the Bank since March 1996. Prior thereto he was a commercial lending officer of Berks County Bank.

          James G. Blume -- Age 33. Mr. Blume was elected as Controller of the Company and Patriot Bank in March 1997. Prior to that Mr. Blume was the Accounting Manager of the Company and Patriot Bank. Prior to that Mr. Blume was senior staff accountant at Sovereign Bank until March 1996.

          Robert G. Phillips -- Age 47. Mr. Phillips was elected Treasurer of the Company and the Bank in August 1995. Prior thereto, Mr. Phillips was Treasurer of the Bank.

          Diane M. Davidheiser -- Age 41. Ms. Davidheiser was elected Corporate Secretary of the Company and the Bank in September 1998. Prior to that Ms. Davidheiser was an investor relations specialist and corporate administration assistant at Patriot Bank since 1987.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market System under the symbol "PBIX." At March 9, 1999, the total number of holders of record of the Company's common stock was 899.

     The following table sets forth the high and low bid and asked information of the Company's common stock to the extent available as reported by NASDAQ. Such prices have been adjusted to reflect all stock dividends paid during 1998 and 1997.

                                 1998                                                     1997
------------------------------------------------------         -------------------------------------------------
                      BID                    ASKED                               BID                   ASKED
                ----------------      -----------------                    ----------------      ------------------
QTR             HIGH        LOW       HIGH         LOW          QTR        HIGH        LOW       HIGH          LOW
---             -----      -----      -----       -----         ---        -----      -----      -----        -----
1st            16 1/2     13 13/32    16 51/64    13 51/64    1st        10 22/32    8 18/32     11 10/32    9
2nd            17         13 13/64    17 1/4      13 19/32    2nd        11 18/32    9 1/2       11 30/32    9 26/32
3rd            16         11 3/4      16 1/4      12 1/8      3rd        14 26/32    11 18/32    15 10/32    11 26/32
4th            12 7/8      9          13 1/16     10          4th        16 20/32    13 6/32     17          13 12/32

     The bid quotations reflect interdealer quotations, do not include retail mark ups, mark downs or commissions, and may not necessarily represent actual transactions. The bid information as stated is, to the knowledge of management of the Company, the best approximate value at the time indicated.

DIVIDEND INFORMATION.

     Dividends on the Company's Common Stock are generally payable in February, May, August, and November.

     Set forth below are the cash dividends paid by the Company during 1998 and 1997. Such dividends have been adjusted to reflect all stock dividends paid during such years.

                                                      1998        1997
                                                      -----       -----
First Quarter.......................................  $.066       $.055
Second Quarter......................................  $.068       $.058
Third Quarter.......................................  $.070       $.062
Fourth Quarter......................................  $.075       $.064

     For certain limitations on the ability of the Bank to pay dividends to the Company, See Part I, Item I "Business -- Regulation and Supervision -- Limitation on Capital Distributions" and Note 18 at Item 8 "Financial Statements and Supplementary Data" hereof.

ITEM 6.  SELECTED FINANCIAL DATA

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

     The selected consolidated financial and other data and management's discussion and analysis set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto, contained elsewhere herein.

                                                                       AT DECEMBER 31,
                                                     ----------------------------------------------------
                                                       1998       1997       1996       1995       1994
                                                     --------   --------   --------   --------   --------
                                                                        (IN THOUSANDS)
SELECTED FINANCIAL CONDITION DATA:
Total assets.......................................  $980,761   $852,083   $529,165   $268,869   $221,035
Investment and mortgage-backed securities
  available for sale...............................   386,380    343,125    159,148     47,646     33,025
Investment and mortgage-backed securities
  held to maturity.................................    29,639     62,516     72,710      3,917      8,669
Loans held for sale................................     5,576      4,095         --         --         --
Loans and leases receivable........................   509,080    422,209    280,184    194,250    168,974
Allowance for credit losses........................    (4,087)    (2,512)    (1,830)    (1,702)    (1,720)
Deposits...........................................   377,796    289,528    239,514    201,618    189,938
Borrowings.........................................   549,321    508,884    231,595     10,000     10,000
Stockholders' equity...............................    42,260     46,533     53,117     54,110     17,868


                                                                 FOR YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------
                                                       1998       1997       1996       1995       1994
                                                     --------   --------   --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED OPERATING DATA:
Interest Income....................................  $ 63,107   $ 50,249   $ 29,594   $ 17,168   $ 15,498
Interest Expense...................................    46,236     35,807     17,502      9,549      8,125
                                                     --------   --------   --------   --------   --------
Net interest income before provision for credit
  losses...........................................    16,871     14,442     12,092      7,619      7,373
Provision for credit losses........................     1,200        915        305         60         56
                                                     --------   --------   --------   --------   --------
Net interest income after provision for credit
  losses...........................................    15,671     13,527     11,787      7,559      7,317
Non-interest income................................     3,873      2,330        637        518        674
Non-interest expense...............................    14,267     11,158      9,198      6,151      6,090
                                                     --------   --------   --------   --------   --------
Income before income taxes.........................     5,277      4,699      3,226      1,926      1,901
Income taxes.......................................     1,222      1,326      1,251        734        717
                                                     --------   --------   --------   --------   --------
Net income.........................................  $  4,055   $  3,373   $  1,975   $  1,192   $  1,184
                                                     ========   ========   ========   ========   ========
Diluted earnings per share (1).....................  $   0.78   $   0.59   $   0.31
                                                     ========   ========   ========
Net income before special charge (2)...............                        $  2,811
                                                                           ========
Diluted earnings per share before special charge
  (1) (2)..........................................                        $   0.44
                                                                           ========

                                                                           AT DECEMBER 31,
                                                              ------------------------------------------
                                                               1998     1997     1996     1995     1994
                                                              ------   ------   ------   ------   ------
PERFORMANCE RATIOS (3):
Return on Average Assets....................................    0.45%    0.49%    0.48%    0.50%    0.54%
Return on Average Assets before special charge (2)..........      --       --     0.68       --       --
Return on Average Equity....................................    8.72     7.22     3.71     5.40     6.59
Return on Average Equity before special charge (2)..........      --       --     5.28       --       --
Average interest rate spread (4)............................    1.98     2.10     2.95     3.29     3.33
Net interest margin (5).....................................    2.01     2.14     3.01     3.39     3.45
Average interest-earning assets to average interest bearing
  liabilities...............................................  103.72   104.85   113.69   109.20   107.16
Total non-interest expense to average assets (9)............    1.58     1.56     1.93     2.65     2.75
Dividend payout ratio (1)...................................   35.91    40.31    45.91       --       --

REGULATORY CAPITAL RATIOS (6):
Tier 1 capital to average assets (7)........................    5.37%    7.90%    9.97%   20.14%    8.46%
Tier 1 capital to Risk-adjusted assets (7)..................   10.00    12.92    20.28    34.27    13.98
Total risk adjusted capital to risk-adjusted assets (7).....   12.46    14.54    20.98    35.35    15.33

ASSET QUALITY RATIOS (8):
Non-performing assets as a percent of total assets..........    0.11     0.15     0.12     0.29     0.45
Non-performing loans as a percent of loans receivable.......    0.21     0.26     0.20     0.30     0.43
Allowance for credit losses as a percent of loans
  receivable................................................    0.79     0.59     0.65     0.88     1.01
Allowance for credit losses as a percent of non-performing
  loans.....................................................  362.63   225.90   321.94   292.94   234.94

------------------
(1) Patriot completed its initial public offering on December 1, 1995. Therefore, earnings per share and dividend payout ratio are not applicable for years prior to 1996.
(2) Special charge representing the special deposit insurance assessment levied against all SAIF member financial institutions in 1996 by the FDIC to recapitalize its SAIF fund.
(3) All ratios are based on average monthly balances during the indicated periods.
(4) The average interest rate spread represents the difference between the weighted average yield on total assets and the weighted average cost of total liabilities and equity.
(5) The net interest margin represents tax-equivalent net interest income as a percent of average interest-earning assets.
(6) For definitions and further information relating to regulatory capital requirements, see footnote 18 of the consolidated financial statements.
(7) Regulatory capital ratios for 1996 and years prior are calculated under OTS guidelines, 1998 and 1997 ratios are calculated using FDIC guidelines due to the conversion to a state chartered commercial bank.
(8) Non-performing assets consist of non-performing loans and real estate owned
    (REO). Non-performing loans consist of non-accrual loans, while REO consists of real estate acquired through foreclosure and real estate acquired by acceptance of a deed in lieu of foreclosure.
(9) Calculated prior to a special charge, of $836,000 tax effected, representing the special deposit insurance assessment levied against all SAIF member financial institutions in 1996 by the FDIC to recapitalize its SAIF fund.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     In addition to historical information, this discussion and analysis of Patriot Bank Corp. and Subsidiaries (Patriot) contains forward-looking statements. The forward-looking statements contained in this discussion and analysis are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this report. Patriot undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

     Patriot's financial results include the following significant events:

     CAPITAL TRANSACTIONS. Patriot became a publicly owned company on December 1, 1995, when it issued 3,769,125 shares of common stock and raised net proceeds of $36,652,000. On September 22, 1997, and November 21, 1996, Patriot paid special 20% stock dividends. On May 14, 1998, Patriot distributed a 25% stock split. For comparative purposes, per share amounts, as presented herein, have been adjusted to reflect the stock split/dividends. During 1996, 1997 and 1998 Patriot repurchased 338,000, 1,246,000, and 538,000 shares of its common stock at a cost of $6,892,000, $13,554,000 and $2,517,000, respectively.

     LEASING ACQUISITION. On November 6, 1998, Patriot completed its acquisition of Keystone Financial Leasing Company (KFL). KFL is a small-ticket commercial leasing company with total assets of $43,327,000 including lease receivables of $42,764,000. KFL was purchased for $6,258,000 in cash plus contingent consideration based upon future revenues of KFL. The acquisition was accounted for as a purchase. Goodwill arising from the transaction totaled $2,267,000.

     RETIREMENT. Effective June 30, 1998, Patriot's former chairman retired. Patriot satisfied its contractual obligation related to the former chairman, which resulted in a special non-recurring charge of $961,000.

     DEPOSIT SALE. On November 21, 1997, Patriot completed the sale of $10,350,000 of deposits and a branch office. Patriot received a 7.5% premium on the deposits and recognized a net gain of $885,000.

     TRUST PREFERRED SECURITIES. On June 5, 1997, Patriot issued $19 million of 10.30% trust preferred securities. The trust preferred securities, subject to certain limitations, qualify as tier 1 capital for regulatory purposes.

      RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

     SUMMARY. For the year ended December 31, 1998, Patriot reported net income of $4,055,000 or $.78 diluted earnings per share compared to net income of $3,373,000 or $.59 diluted earnings per share for the year ended December 31, 1997. This represents an increase in net income of 20% and an increase in diluted earnings per share of 32%. Return on average equity was 8.72% for 1998 compared to 7.22% for 1997.

     NET INTEREST INCOME. Net interest income for 1998 was $16,871,000 compared to $14,442,000 in 1997. This represents an increase of 17% and is primarily due to an increase in average balances. Average balances increased throughout 1998 as Patriot grew its assets to more fully utilize the capital raised in the stock conversion. Much of Patriot's asset growth resulted from the origination of commercial loans and the acquisition of KFL. Additionally, Patriot maintained a larger investment and mortgage-backed securities portfolio throughout 1998 than in prior years Patriot's asset growth was funded through deposit growth and borrowings.

     As a result of the maintenance of a larger investment and mortgage-backed securities portfolio, the funding of that portfolio with borrowings and jumbo deposits, stock repurchases and the issuance of the trust preferred securities, Patriot's net interest margin (net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets) decreased as anticipated to 2.01% in 1998 from 2.14% in 1997.

     Interest on loans was $35,242,000 for 1998 compared to $27,008,000 for 1997. The average balance of loans was $455,167,000 with an average yield of 7.74% compared to an average balance of $348,186,000 with an average yield of 7.76% in 1997. The increase in average balance was due to increased originations of commercial loans and the acquisition of KFL. Also, the average balance of mortgage loans was higher in 1998 than in 1997 because the mortgage loan portfolio grew from $191,729,000 at December 31, 1996, to $298,755,000 at
December 31, 1997, whereas, in 1998 the mortgage loan portfolio was maintained at just over $300,000,000 as most mortgage loan originations were sold. The slight decrease in average yield is primarily a result of generally lower interest rates.

     Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $27,521,000 for 1998 compared to $23,048,000 for 1997. The average balance of the investment portfolio was $417,037,000 with an average yield of 6.84% for 1998 compared to an average balance of $336,718,000 with an average yield of 6.96% for 1997. The increase in average balance was due to the purchase of investment and mortgage-backed securities. The decrease in average yield is primarily a result of the effect of generally lower interest rates on adjustable rate securities and new securities purchases.

     Interest on total deposits was $17,382,000 for 1998 compared to $13,405,000 for 1997. The average balance of total deposits was $350,262,000 with an average cost of 4.96% for 1998 compared to an average balance of $275,811,000 with an average cost of 4.86% for 1997. The increase in average balance was the result of aggressive marketing of core deposits (money market, checking and savings accounts) and an increase in Patriot's jumbo deposit program. The increase in average yield was the result of jumbo deposits comprising a higher percentage of total deposits. Patriot uses jumbo deposits attracted through individuals and brokerages as an alternative to borrowings. Total brokered deposits approximated $103,023,000 and $41,477,000 at December 31, 1998 and 1997, respectively. The average balance of retail deposits (total deposits less jumbo deposits) was $247,239,000 with an average cost of 4.47% for 1998 compared to an average balance of $234,334,000 with an average cost of 4.58% for 1997. The increase in average balance and the decrease in cost of Patriot's retail deposits was the result of emphasis placed on core deposits and less emphasis on retail certificates of deposit.

     Interest on borrowings was $28,851,000 in 1998 compared to $22,402,000 in 1997. The average balance of borrowings was $498,124,000 with an average cost of 5.79% for 1998 compared to an average balance of $382,357,000 with an average cost of 5.86% for 1997. The increase in average balance was due to the use of borrowings to fund the growth in the balance sheet. The decrease in average cost was due to generally lower interest rates offsetting the cost of the trust preferred securities.

     SPREAD ANALYSIS. The following table sets forth Patriot's average balances and the yields on those balances for the years ended December 31, 1998, 1997 and 1996. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown, except where noted otherwise. The yields and costs include fees, which are considered adjustments to yields.

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                  ------------------------------------------------------------------------------------------
                                              1998                           1997                           1996
                                  ----------------------------   ----------------------------   ----------------------------
                                  AVERAGE               YIELD/   AVERAGE               YIELD/   AVERAGE               YIELD/
                                  BALANCE    INTEREST    RATE    BALANCE    INTEREST    RATE    BALANCE    INTEREST    RATE
                                  --------   --------   ------   --------   --------   ------   --------   --------   ------
                                                                        (IN THOUSANDS)
ASSETS:
  Interest-earning assets:
    Interest earning deposits...  $ 11,381   $   344     3.02%   $  5,522   $   193     3.49%   $  3,207   $   116     3.62%
    Investment and
      mortgage-backed
      securities(1).............   417,037    27,521     6.84%    336,718    23,048     6.96%    165,159    11,049     6.69%
    Loans receivable, net(2)....   455,167    35,242     7.74%    348,186    27,008     7.76%    234,726    18,429     7.85%
                                  --------   -------     ----    --------   -------     ----    --------   -------     ----
    Net interest-earning
      assets....................   883,585    63,107     7.25%    690,426    50,249     7.34%    403,092    29,594     7.34%
    Non-interest-earning
      assets....................    18,236        --       --      16,635        --       --       7,018        --       --
                                  --------   -------     ----    --------   -------     ----    --------   -------     ----
        Total assets............  $901,821   $63,107     7.11%   $707,061   $50,249     7.16%   $410,110   $29,594     7.22%
                                  ========   =======     ====    ========   =======     ====    ========   =======     ====

LIABILITIES AND EQUITY:
  Interest-bearing liabilities:
    Savings deposits............  $116,381   $ 3,488     2.99%   $ 93,902   $ 2,632     2.80%   $ 82,354   $ 2,120     2.57%
    Certificates of deposits....   233,881    13,894     5.94%    181,909    10,773     5.92%    136,010     7,775     5.72%
                                  --------   -------     ----    --------   -------     ----    --------   -------     ----
        Total deposits..........   350,262    17,382     4.96%    275,811    13,405     4.86%    218,364     9,895     4.53%
    Borrowings(3)...............   501,605    28,854     5.76%    382,357    22,402     5.86%    136,200     7,607     5.57%
                                  --------   -------     ----    --------   -------     ----    --------   -------     ----
        Total interest-bearing
          liabilities...........   851,867    46,236     5.43%    658,168    35,807     5.44%    354,564    17,502     4.94%
    Non-interest-bearing
      liabilities...............     3,436        --       --       2,188        --       --       2,300        --       --
                                  --------   -------     ----    --------   -------     ----    --------   -------     ----
        Total liabilities.......   855,303    46,236     5.41%    660,356    35,807     5.42%    356,864    17,502     4.90%
    Equity......................    46,518        --       --      46,705        --       --      53,246        --       --
                                  --------   -------     ----    --------   -------     ----    --------   -------     ----
        Total liabilities and
          equity................  $901,821   $46,236     5.13%   $707,061   $35,807     5.06%   $410,110   $17,502     4.27%
                                  ========   =======     ====    ========   =======     ====    ========   =======     ====
  Net interest rate spread(4)...                         1.98%                          2.10%                          2.95%
                                                         ====                           ====                           ====
  Net interest margin(5)........                         2.01%                          2.14%                          3.01%
  Ratio of interest-earning
    assets to interest-bearing
    liabilities.................    103.72%                        104.90%                        113.69%

------------------
(1) Includes securities available for sale and held to maturity and unamortized discounts and premiums.

(2) Amount is net of deferred loan and lease fees, loans in process, discounts and premiums, and allowance for credit losses and includes loans held for sale and non-performing loans and leases for which the accrual of interest has been discontinued.

(3) Includes short-term, long-term and trust preferred borrowings.

(4) Net interest rate spread represents the difference between the average yield on total assets and the average cost of total liabilities and equity.

(5) Net interest margin represents the tax-equivalent net interest income divided by average interest-earning assets. Net interest margin was increased by .11% in 1998 and .06% in 1997 and unaffected for 1996 due to tax equivalent calculations.

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

                                     YEAR ENDED DECEMBER 31, 1998   YEAR ENDED DECEMBER 31, 1997
                                        COMPARED TO YEAR ENDED         COMPARED TO YEAR ENDED
                                          DECEMBER 31, 1997              DECEMBER 31, 1996
                                     ----------------------------   ----------------------------
                                         INCREASE (DECREASE)            INCREASE (DECREASE)
                                                DUE TO                         DUE TO
                                      VOLUME     RATE      NET       VOLUME     RATE      NET
                                     --------   ------   --------   --------   ------   --------
                                                           (IN THOUSANDS)
INTEREST-EARNING ASSETS:
Interest-earning deposits..........      180      (29)       151         81       (4)        77
Investment and mortgage-backed
  securities.......................    5,326     (853)     4,473     11,737      262     11,999
Loans..............................    8,283      (49)     8,234      8,804     (225)     8,579
                                     -------    -----    -------    -------    -----    -------
  Total interest-earning assets....   13,789     (931)    12,858     20,622       33     20,655
                                     -------    -----    -------    -------    -----    -------
INTEREST-BEARING LIABILITIES:
Deposits...........................    3,751      226      3,977      3,023      487      3,510
Borrowings.........................    6,867     (415)     6,452     14,404      391     14,795
                                     -------    -----    -------    -------    -----    -------
  Total interest-bearing
     liabilities...................   10,618     (189)    10,429     17,427      878     18,305
                                     -------    -----    -------    -------    -----    -------
Net change in net interest
  income...........................  $ 3,171    $(742)   $ 2,429    $ 3,195    $(845)   $ 2,350
                                     =======    =====    =======    =======    =====    =======

     PROVISION FOR CREDIT LOSSES. The provision for credit losses was $1,200,000 for 1998 compared to $915,000 for 1997. The increase in the provision is a reflection of the growth of Patriot's loan portfolio and the higher percentage of commercial loans and leases as a percentage of total loans. See "Credit Quality" for a detailed discussion of Patriot's asset quality.

The following table sets forth the activity in the allowance for credit losses for the years indicated:

                                                 AT OR FOR THE YEAR ENDED DECEMBER 31,
                                               ------------------------------------------
                                                1998     1997     1996     1995     1994
                                               ------   ------   ------   ------   ------
                                                             (IN THOUSANDS)
Allowance, beginning of year.................  $2,512   $1,830   $1,702   $1,720   $1,665
Charge-offs:
     Residential.............................     114       17       13       76       --
     Commercial..............................     253       --       98       --       --
     Home equity and consumer................     145      259       66        5        5
                                               ------   ------   ------   ------   ------
           Total charge-offs.................     512      276      177       81        5
                                               ------   ------   ------   ------   ------
Recoveries:
     Residential.............................      --        2       --       --       --
     Commercial..............................      --       31       --       --       --
     Home equity and consumer................       9       10       --        3        4
                                               ------   ------   ------   ------   ------
           Total recoveries..................       9       43       --        3        4
                                               ------   ------   ------   ------   ------
Net charge-offs..............................     503      233      177       78        1
Acquired allowance...........................     878       --       --       --       --
Provision charged to operations..............   1,200      915      305       60       56
                                               ------   ------   ------   ------   ------
Allowance, end of year.......................  $4,087   $2,512   $1,830   $1,702   $1,720
                                               ======   ======   ======   ======   ======
Net charge-offs to average loans.............     .11%     .07%     .08%     .05%      --%
Allowance for credit losses as a percentage
  of year-end total loans....................     .79%     .59%     .65%     .88%    1.01%

     NON-INTEREST INCOME. Total non-interest income was $3,873,000 for 1998 compared to $2,330,000 for 1997. The increase was primarily due to an increased emphasis on recurring non-interest income including loan and deposit fees, ATM fees and mortgage banking activities. Non-interest income in 1998 included securities gains of $1,850,000. Non-interest income in 1997 included a gain of $885,000 recognized from the deposit sale and securities gains of $438,000.

     NON-INTEREST EXPENSE. Total non-interest expense was $14,267,000 for 1998 compared to $11,158,000 for 1997. Non-interest expense in 1998 included an infrequent charge of $961,000 related to the retirement of Patriot's former chairman. The increase in recurring non-interest expense was the result of increased salary and employee benefit costs and occupancy and equipment costs, both related to Patriot's expanded operations. Patriot's efficiency ratio was 68.77% in 1998 compared to 66.52% in 1997.

     INCOME TAX PROVISION. The income tax provision was $1,222,000 for 1998 compared to $1,326,000 for 1997. The effective tax rate was 23.16% for 1998 compared to 28.22% for 1997. The decrease in the effective tax rate is the result of Patriot's tax planning strategies which include investments in tax-exempt securities. Also, on May 22, 1997, Patriot's primary operating subsidiary, Patriot Bank, converted its banking charter from a federally chartered savings bank to a state chartered commercial bank. Prior to Patriot Bank's charter conversion, it was subject to state income taxes. Patriot Bank's state tax expense is currently a franchise tax and, therefore, is no longer based on income and is considered a non-interest expense.

                              FINANCIAL CONDITION

     LOAN PORTFOLIO. Patriot's primary loan products are commercial loans and leases, home equity loans on existing owner-occupied residential real estate, and fixed-rate and adjustable-rate mortgage loans. Patriot also offers residential construction loans and other consumer loans.

     COMMERCIAL. Patriot originates commercial loans with an emphasis on small businesses, professionals and entrepreneurs within Patriot's local markets. Most of Patriot's commercial loan relationships have exposure of $500,000 or less. Commercial loans are generally secured by real estate and personal guarantees. As a result of the KFL acquisition, Patriot acquired $42,764,000 in small-ticket commercial leases. The acquired portfolio is representative of Patriot's ongoing business in which Patriot originates small-ticket commercial leases to business located in Pennsylvania and other contiguous states. The leases are considered financing leases for financial accounting purposes.

     CONSUMER. Patriot offers variable rate (based upon prime rate) home equity lines of credit and fixed-rate home equity loans, which are generally secured by single-family, owner-occupied residential properties. Patriot also offers a variety of other consumer loans, which primarily consist of installment loans secured by automobiles, credit cards, unsecured lines of credit and other loans secured by deposit accounts.

     MORTGAGE. Patriot offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences, primarily owner-occupied, located in Patriot's primary market area. Patriot generally underwrites its first mortgage loans in accordance with underwriting standards set by the Federal Home Loan Mortgage Corp. (FHLMC) and the Federal National Mortgage Association (FNMA). Patriot also originates residential construction loans. Most of the mortgage loans originated by Patriot are sold into the secondary markets. Patriot generally only retains certain adjustable rate and balloon mortgages in its portfolio.

     At December 31, 1998, Patriot's total loan portfolio was $509,080,000 compared to a total loan portfolio of $422,209,000 at December 31, 1997. The increase in the loan portfolio was primarily the result of an emphasis placed on commercial lending relationships and the acquisition of KFL.

     The following table sets forth the composition of Patriot's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated:

                                                            AT DECEMBER 31,
                                 ---------------------------------------------------------------------
                                        1998                     1997                     1996
                                 -------------------      -------------------      -------------------
                                            PERCENT                  PERCENT                  PERCENT
                                  AMOUNT    OF TOTAL       AMOUNT    OF TOTAL       AMOUNT    OF TOTAL
                                 --------   --------      --------   --------      --------   --------
                                                            (IN THOUSANDS)
Mortgage Portfolio
Residential mortgages..........  $300,232     58.73%      $294,716     69.41%      $190,849     67.54%
Construction...................     5,267      1.03          4,039      0.95          3,210      1.14

Consumer Portfolio
Home equity....................    64,807     12.67         75,439     17.77         72,480     25.65
Other consumer loans...........     4,336      0.85          3,909      0.92          2,546      0.90

Commercial Portfolio
Commercial loans...............    92,367     18.06         46,166     10.87         13,491      4.77
Commercial leases..............    44,301      8.66            334      0.08             --        --
                                 --------    ------       --------    ------       --------    ------
Total loans, gross.............   511,310    100.00%       424,603    100.00%       282,576    100.00%
Deferred loan fees.............    (2,230)                  (2,394)                  (2,392)
Allowance for credit losses....    (4,087)                  (2,512)                  (1,830)
                                 --------                 --------                 --------
     Total loans, net..........  $504,993                 $419,697                 $278,354
                                 ========                 ========                 ========


                                               AT DECEMBER 31,
                                 --------------------------------------------
                                        1995                     1994
                                 -------------------      -------------------
                                            PERCENT                  PERCENT
                                  AMOUNT    OF TOTAL       AMOUNT    OF TOTAL
                                 --------   --------      --------   --------
                                                (IN THOUSANDS)
Mortgage Portfolio
Residential mortgages..........  $131,352     66.86%      $108,203     63.41%
Construction...................     1,712      0.87            374      0.22

Consumer Portfolio
Home equity....................    57,969     29.50         56,914     33.35
Other consumer loans...........     2,159      1.10          1,391      0.82

Commercial Portfolio
Commercial loans...............     3,288      1.67          3,760      2.20
Commercial leases..............        --        --             --        --
                                 --------    ------       --------    ------
     Total loans, gross........   196,480    100.00%       170,642    100.00%
Deferred loan fees.............    (2,230)                  (1,668)
Allowance for credit losses....    (1,702)                  (1,720)
                                 --------                 --------
     Total loans, net..........  $192,548                 $167,254
                                 ========                 ========

     The following table details Patriot's loan originations for the years indicated:

                                                        FOR THE PERIOD ENDED DECEMBER 31,
                                                        ---------------------------------
                                                          1998        1997        1996
                                                        ---------   ---------   ---------
Mortgage..............................................  $ 98,067    $143,864    $ 76,733
Consumer..............................................    25,428      42,227      39,794
Commercial............................................    67,204      46,665      14,148
Commercial Leases.....................................     6,202         397          --
                                                        --------    --------    --------
Total Originations....................................  $196,901    $233,153    $130,675
                                                        ========    ========    ========

     LOAN MATURITY. The following table sets forth the maturity schedule for Patriot's loan portfolio (excluding residential mortgages and consumer loans):

                                                      AMOUNTS AT DECEMBER 31, 1998, MATURING
                                               ----------------------------------------------------
                                                             AFTER ONE YEAR
                                               IN ONE YEAR    THROUGH FIVE      AFTER
                                                 OR LESS         YEARS        FIVE YEARS    TOTAL
                                               -----------   --------------   ----------   --------
                                                                  (IN THOUSANDS)
Loan Maturity Schedule:
Commercial loans.............................    $21,717        $52,923        $13,653     $ 88,293
Commercial leases............................     14,443            641         29,217     $ 44,301
Residential construction loans...............         84          4,784            399        5,267
Other construction loans.....................      1,772          2,111            191        4,074
                                                 -------        -------        -------     --------
     Total...................................    $38,016        $60,459        $43,460     $141,935
                                                 =======        =======        =======     ========
Fixed rates..................................    $26,026        $56,748        $42,898     $125,672
Adjustable rates.............................     11,990          3,711            562       16,263
                                                 -------        -------        -------     --------
     Total...................................    $38,016        $60,459        $43,460     $141,935
                                                 =======        =======        =======     ========

     CREDIT QUALITY. Patriot's Asset Review and Credit Administration Committees establish acceptable credit risks to be undertaken, the policies and procedures to be used to control credit risk and the corrective actions to be taken when credit challenges are encountered. These committees also review credit quality on a monthly basis, classify assets in accordance with applicable management guidelines and regulations, make recommendations to Patriot's Board of Directors with regard to placing assets on non-accrual status, charge-offs and write-downs and the appropriate level of credit reserves.

     Patriot accrues interest on all loans until management determines that the collection of interest is doubtful. In no event does Patriot continue accruing interest on loans contractually past due 90 days or more. Upon discontinuance of interest accrual, all unpaid accrued interest is reversed.

     Patriot generally requires appraisals on an annual basis on foreclosed properties. Patriot generally conducts inspections on foreclosed properties on at least a quarterly basis.

     At December 31, 1998 non-performing assets were $1,127,000 or 0.11% of total assets compared to $1,274,000 or .15% of total assets at December 31, 1997. Patriot has controlled its level of non-performing assets by quickly identifying problem assets and resolving them in an expedient manner. Patriot had no restructured loans within the meaning of SFAS No. 15 and no potential problem loans within the meaning of the Securities and Exchange Commission Guide 3 at December 31, 1998.

     The following table sets forth information regarding non-performing assets:

                                                          AT DECEMBER 31,
                                          -----------------------------------------------
                                           1998      1997      1996      1995      1994
                                          -------   -------   -------   -------   -------
                                                          (IN THOUSANDS)
Non-accrual loans:
Residential mortgages...................  $   494   $   524   $   411   $   494   $   498
Commercial..............................      159       128         6        10        16
Commercial leases.......................       75        --        --        --        --
Home equity and consumer................      212       125       151        77       215
                                          -------   -------   -------   -------   -------
     Total non-accrual loans greater
        than 90 days....................      940       777       568       581       729
                                          -------   -------   -------   -------   -------
Residential mortgages...................       98       328        --        --        --
Home equity and consumer................       31         7        --        --        --
                                          -------   -------   -------   -------   -------
     Total non-accrual loans less than
        90 days.........................      129       335        --        --        --
                                          -------   -------   -------   -------   -------
     Total non-performing loans.........    1,069     1,112       568       581       729
REO.....................................       58       162        74       195       265
                                          -------   -------   -------   -------   -------
     Total non-performing assets........  $ 1,127   $ 1,274   $   642   $   776   $   994
                                          =======   =======   =======   =======   =======
Allowance for credit losses as a percent
  of loans receivable...................      .79%      .59%      .65%      .88%     1.01%
Allowance for credit losses as a percent
  of total non-performing loans.........   362.63    225.90    321.94    292.94    235.94
Non-performing loans as a percent of
  total loans receivable................      .21       .26       .20       .30       .43
Non-performing assets as a percent of
  total assets..........................      .11       .15       .12       .29       .45

     ALLOWANCE FOR CREDIT LOSSES. The adequacy of the allowance for credit losses is based on management's evaluation of the risks inherent in its loan and lease portfolio and the general economy. Management makes a quarterly determination as to an appropriate provision from earnings necessary to maintain an allowance for credit losses that is adequate to cover estimated losses with respect to loans and leases receivable which are deemed probable and estimable based on information currently known to management. The amount charged to earnings is based upon several factors, including a continuing review of delinquent, classified and non-accrual loans and leases, large loans and leases, and overall portfolio quality, regular examination and review of the loan portfolio by regulatory authorities, analytical review of loan and lease charge-off experience, delinquency rates, other relevant historical and peer statistical ratios, and management's judgment with respect to local and general economic conditions and their impact on the existing loan and lease portfolio. Although management believes the allowance is adequate to protect against future losses arising out of its existing loan and lease portfolio, actual losses are dependent on future events and, as such, further additions to the allowance may be necessary. Patriot will continue to monitor and modify its allowance for credit losses as conditions dictate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Patriot's allowance for credit losses. Such agencies may require the company to make additional provisions for estimated credit losses based upon their judgments about information available to them at the time of their examination.

     During 1998 Patriot's loan and lease portfolio grew from $422,209,000 at December 31, 1997, to $509,080,000. Almost all of this growth was in Patriot's commercial loan and lease portfolio. Management deemed it appropriate to add $1,200,000 to Patriot's allowance to adequately address this growth. Included in Patriot's loan growth was the lease portfolio acquired in the KFL acquisition and its related credit reserves of $878,000. Management deemed this acquired reserve to be adequate and consistent with its reserving methodology and philosophy.

     The following table sets forth management's allocation of the allowance for credit losses at the dates indicated:

                                                                   AT DECEMBER 31,
                        ------------------------------------------------------------------------------------------------------
                                      1998                               1997                               1996
                        --------------------------------   --------------------------------   --------------------------------
                                              PERCENT OF                         PERCENT OF                         PERCENT OF
                                               LOANS IN                           LOANS IN                           LOANS IN
                                 PERCENT OF      EACH               PERCENT OF      EACH               PERCENT OF      EACH
                                 ALLOWANCE     CATEGORY             ALLOWANCE     CATEGORY             ALLOWANCE     CATEGORY
                                  TO TOTAL     TO TOTAL              TO TOTAL     TO TOTAL              TO TOTAL     TO TOTAL
                        AMOUNT   ALLOWANCE      LOANS      AMOUNT   ALLOWANCE      LOANS      AMOUNT   ALLOWANCE      LOANS
                        ------   ----------   ----------   ------   ----------   ----------   ------   ----------   ----------
                                                                    (IN THOUSANDS)
Residential             $1,273      31.15%       59.76%    $1,253      49.88%       72.24%    $ 895       48.87%       69.27%
  mortgages...........
Commercial loans and
  leases..............  2,131       52.13        26.72       629       25.04         8.70       261       14.28         4.18
Home equity and
  consumer............    683       16.72        13.52       630       25.08        19.06       674       36.85        26.55
                        ------     ------       ------     ------     ------       ------     ------     ------       ------
  Total valuation
    allowances........  $4,087     100.00%      100.00%    $2,512     100.00%      100.00%    $1,830     100.00%      100.00%
                        ======     ======       ======     ======     ======       ======     ======     ======       ======


                                                  AT DECEMBER 31,
                        -------------------------------------------------------------------
                                      1995                               1994
                        --------------------------------   --------------------------------
                                              PERCENT OF                         PERCENT OF
                                               LOANS IN                           LOANS IN
                                 PERCENT OF      EACH               PERCENT OF      EACH
                                 ALLOWANCE     CATEGORY             ALLOWANCE     CATEGORY
                                  TO TOTAL     TO TOTAL              TO TOTAL     TO TOTAL
                        AMOUNT   ALLOWANCE      LOANS      AMOUNT   ALLOWANCE      LOANS
                        ------   ----------   ----------   ------   ----------   ----------
Residential
  mortgages...........  $1,265      74.32%       67.73%   $1,212       70.47%       63.63%
Commercial Loans and
  leases..............     33        1.94         1.67        52        3.02         2.20
Home equity and
  consumer............    404       23.74        30.60       456       26.51        34.17
                        ------     ------       ------     ------     ------       ------
  Total valuation
    allowances........  $1,702     100.00%      100.00%    $1,720     100.00%      100.00%
                        ======     ======       ======     ======     ======       ======

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents at December 31, 1998, were $30,487,000 compared to $9,014,000 at December 31, 1997. The increase in cash and cash equivalents was primarily due to the receipt of principal repayments on mortgage-backed securities.

     SECURITIES. Investment securities consist of US Treasury and government agency securities, corporate debt and equity securities. Mortgage-backed securities consist of securities generally insured by either the FHLMC, FNMA or the Government National Mortgage Association (GNMA). Collateralized mortgage obligations consist of securities issued by the FHLMC, FNMA or private issuers.

     Total investment and mortgage-backed securities at December 31, 1998, were $416,019,000 compared to $405,641,000 at December 31, 1997. The slight increase in investment and mortgage-backed securities was part of management's strategy to maintain the investment portfolio at just over $400,000,000 for most of 1998, as management chose to grow Patriot's balance sheet with commercial loans and leases. The composition of investment and mortgage-backed securities changed during 1998 as adjustable rate collateralized mortgages prepaid and were replaced primarily with new purchases of fixed rate collateralized mortgage-backed securities with average lives of less than five years.

     The following table sets forth certain information regarding the amortized cost and market value of investment and mortgage-backed securities at the dates indicated:

                                                                  AT DECEMBER 31,
                                         ------------------------------------------------------------------
                                                 1998                   1997                   1996
                                         --------------------   --------------------   --------------------
                                         AMORTIZED    MARKET    AMORTIZED    MARKET    AMORTIZED    MARKET
                                           COST       VALUE       COST       VALUE       COST       VALUE
                                         ---------   --------   ---------   --------   ---------   --------
                                                                   (IN THOUSANDS)
AVAILABLE FOR SALE:
  Investment securities:
    US Treasury and government agency
      securities.......................  $ 40,568    $ 40,699   $ 19,884    $ 20,086   $  5,023    $  4,990
    Corporate securities...............    19,102      20,715     17,493      18,767         --          --
    Equity securities..................    60,823      63,979     48,168      52,553     23,797      24,492
  Mortgage-backed securities:
    FHLMC..............................     6,122       6,157     11,287      11,501     14,582      14,709
    FNMA...............................    43,554      43,470     20,163      20,254     25,118      25,124
    GNMA...............................     7,114       7,206     12,592      12,871     14,498      14,751
  Collateralized mortgage obligations:
    FHLMC..............................   104,751     106,256     75,085      75,784     37,928      37,639
    FNMA...............................    89,855      89,294    118,778     118,844     31,654      31,502
    Other..............................     8,560       8,604     12,522      12,465      5,976       5,941
                                         --------    --------   --------    --------   --------    --------
      Total investment and
         mortgage-backed securities
         available for sale............  $380,449    $386,380   $335,972    $343,125   $158,576    $159,148
                                         ========    ========   ========    ========   ========    ========

HELD TO MATURITY:
  Investment securities:
    US Treasury and government agency
      securities.......................  $    900    $    908   $  1,035    $  1,034   $  1,911    $  1,892
    Corporate securities...............     1,502       1,560      1,502       1,544      2,506       2,533
  Collateralized mortgage obligations:
    FHLMC..............................     1,176       1,190      1,801       1,804         --          --
    FNMA...............................     7,509       7,517      9,775       9,887         --          --
    Other..............................    18,552      18,734     48,403      48,548     68,293      68,297
                                         --------    --------   --------    --------   --------    --------
      Total investment and
         mortgage-backed securities
         held to maturity..............  $ 29,639    $ 29,909   $ 62,516    $ 62,817   $ 72,710    $ 72,722
                                         ========    ========   ========    ========   ========    ========

     The following table sets forth certain information regarding the carrying value, weighted average yield and contractual maturities of the Patriot's investment and mortgage-backed securities as of December 31, 1998.

                                                                  MORE THAN ONE YEAR    MORE THAN FIVE YEARS
                                             ONE YEAR OR LESS        TO FIVE YEARS          TO TEN YEARS
                                            -------------------   -------------------   ---------------------
                                                       WEIGHTED              WEIGHTED               WEIGHTED
                                            CARRYING   AVERAGE    CARRYING   AVERAGE    CARRYING     AVERAGE
                                             VALUE      YIELD      VALUE      YIELD       VALUE       YIELD
                                            --------   --------   --------   --------   ---------   ---------
                                                                     (IN THOUSANDS)
AVAILABLE FOR SALE:
Investment securities:
U.S. Treasury and government securities...  $     --       --%    $    --        --%    $     54       5.60%
Corporate securities......................        --       --          --        --           --         --
Equity securities.........................        --       --          --        --           --         --
Mortgage-backed securities:
FHLMC.....................................       157     6.68         732      6.68        1,113       6.61
FNMA......................................     2,964     6.45       5,501      6.42        8,438       6.42
GNMA......................................       138     7.32         548      6.96          913       6.94
Collateralized mortgage obligations:
FHLMC.....................................     1,455     6.64       6,885      6.64       11,571       6.65
FNMA......................................     1,305     6.48       6,148      6.48       10,150       6.49
Other.....................................       138     6.69         654      6.69        1,105       6.69
                                            --------    -----     -------     -----     --------      -----
  Total available for sale................  $  6,157     6.53%    $20,468      6.54%    $ 33,344       6.55%
                                            ========    =====     =======     =====     ========      =====
HELD TO MATURITY:
Investment securities:
U.S. Treasury and government securities...  $     --       --%    $   650      5.60%    $    250       5.30%
Corporate securities......................        --       --       1,502      6.92           --         --
Collateralized mortgage obligations:
FHLMC.....................................         1     6.70         102      6.70          173       6.70
FNMA......................................       149     6.80         465      6.80          791       6.80
Other.....................................       250     6.51       1,791      6.88        3,054       6.89
                                            --------    -----     -------     -----     --------      -----
  Total held to maturity:.................  $    400     6.62%    $ 4,510      6.70%    $  4,268       6.77%
                                            ========    =====     =======     =====     ========      =====


                                            MORE THAN TEN YEARS   NO STATED MATURITY            TOTAL
                                            -------------------   -------------------   ---------------------
                                                       WEIGHTED              WEIGHTED               WEIGHTED
                                            CARRYING   AVERAGE    CARRYING   AVERAGE    CARRYING     AVERAGE
                                             VALUE      YIELD      VALUE      YIELD       VALUE       YIELD
                                            --------   --------   --------   --------   ---------   ---------
                                                                     (IN THOUSANDS)
AVAILABLE FOR SALE:
Investment securities:
U.S. Treasury and government securities...  $ 40,645     6.71%    $    --        --%    $ 40,699       6.71%
Corporate securities......................    20,715     8.92          --        --       20,715       8.92
Equity securities.........................     2,620     8.97      61,359      5.52       63,979       5.66
Mortgage-backed securities:
FHLMC.....................................     4,155     6.49          --        --        6,157       6.54
FNMA......................................    26,567     6.55          --        --       43,470       6.50
GNMA......................................     5,607     6.90          --        --        7,206       6.92
Collateralized mortgage obligations:
FHLMC.....................................    86,345     6.70          --        --      106,256       6.69
FNMA......................................    71,691     6.50          --        --       89,294       6.49
Other.....................................     6,707     6.69          --        --        8,604       6.69
                                            --------    -----     -------     -----     --------      -----
  Total available for sale................  $265,052     6.83%    $61,359      5.52%    $386,380       6.58%
                                            ========    =====     =======     =====     ========      =====
HELD TO MATURITY:
Investment securities:
U.S. Treasury and government securities...  $     --       --%    $    --        --%    $    900       5.52%
Corporate securities......................        --       --          --        --        1,502       6.92
Collateralized mortgage obligations:
FHLMC.....................................       900     6.70          --        --        1,176       6.70
FNMA......................................     6,104     6.80          --        --        7,509       6.80
Other.....................................    13,457     6.91          --        --       18,552       6.90
                                            --------    -----     -------     -----     --------      -----
  Total held to maturity:.................  $ 20,461     6.87%    $    --        --%    $ 29,639       6.82%
                                            ========    =====     =======     =====     ========      =====

     Investments in equity securities that have readily determinable fair values and all investments in debt securities are classified as either held to maturity and reported at amortized cost, available for sale and reported at fair value with unrealized gains and losses reported in a separate component of stockholders' equity, or trading securities and reported at fair value with unrealized gains and losses included in earnings.

     The following table represents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies and corporations) having an aggregate book value in excess of 10% of Patriot's stockholder's equity which were held at December, 31 1998:

                                                           AT DECEMBER 31, 1998
                                                              (IN THOUSANDS)
ISSUER                                                CARRYING VALUE      FAIR VALUE
------                                                --------------      ----------
FHLMC Preferred Stock...............................     $34,959           $36,790
FHLB Stock..........................................     $18,607           $18,607
GE Capital Mortgage Services, Inc...................     $ 4,939           $ 4,963

     OTHER ASSETS. Premises and equipment at December 31, 1998 were $10,259,000 compared to $8,542,000 at December 31, 1997. The increase was due to the expansion and relocation of Patriot's mortgage banking operation, the KFL acquisition and continued investments in technology. Accrued interest receivable at December 31, 1998 was $4,114,000 compared to $4,119,000 at December 31, 1997.
The decrease is associated with general decreases in interest rates coupled with the purchase of zero-coupon investment securities. Other assets at December 31, 1998 were $6,988,000 compared to $813,000 at December 31, 1997. The increase is related to receivables created by timing differences of prepayments on investment securities and prepaid costs associated with the First Lehigh acquisition.

     DEPOSITS. Deposits are generally attracted from within Patriot's primary market area through the offering of various deposit instruments, including checking accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Patriot also solicits jumbo deposits from various sources.

       Total deposits at December 31, 1998 were $377,796,000 compared to $289,528,000 at December 31, 1997. $30,160,000 of that increase was the result of aggressive marketing of money market and other transaction-based deposit accounts. The remaining $58,108,000 of that increase came from Patriot's jumbo deposit program. Patriot uses jumbo deposits as an alternative to borrowings.

     The following table sets forth the distribution of average deposit accounts for the periods indicated and the weighted average yield on each category of deposit presented:

                                                          FOR THE YEAR ENDED DECEMBER 31,
                       ------------------------------------------------------------------------------------------------------
                                     1998                               1997                               1996
                       --------------------------------   --------------------------------   --------------------------------
                                  PERCENT OF                         PERCENT OF                         PERCENT OF
                                    TOTAL      WEIGHTED                TOTAL      WEIGHTED                TOTAL      WEIGHTED
                                   AVERAGE     AVERAGE                AVERAGE     AVERAGE                AVERAGE     AVERAGE
                       AVERAGE     DEPOSITS     YIELD     AVERAGE     DEPOSITS     YIELD     AVERAGE     DEPOSITS     YIELD
                       --------   ----------   --------   --------   ----------   --------   --------   ----------   --------
                                                                   (IN THOUSANDS)
Money market           $ 62,749      17.91%      4.45%    $ 42,425      15.38%      4.29%    $ 33,829      15.49%      4.02%
  deposits...........
Passbook deposits....    23,772       6.79       2.42       27,149       9.84       2.61       27,444      12.57       2.38
NOW deposits.........    21,452       6.12       0.56       18,399       6.67       0.55       17,502       8.02       0.58
Demand deposits......     8,408       2.40       0.00        5,929       2.15       0.00        3,579       1.64       0.00
Retail certificates
  of deposit.........   130,858      37.37       5.78      140,432      50.92       5.77      133,969      61.35       5.71
                       --------     ------       ----     --------     ------       ----     --------     ------       ----
Total retail
  deposits...........   247,239      70.59       4.47      234,334      84.96       4.58      216,323      99.07       4.51
Jumbo certificates of
  deposit............   103,023      29.41       6.15       41,477      15.04       6.44        2,041       0.93       6.69
                       --------     ------       ----     --------     ------       ----     --------     ------       ----
  Total deposits.....  $350,262     100.00%      4.96%    $275,811     100.00%      4.86%    $218,364     100.00%      4.53%
                       ========     ======       ====     ========     ======       ====     ========     ======       ====

     At December 31, 1998, the Company had $96,163,000 in certificate of deposit accounts in amounts of $100,000 or more maturing as follows:

Three months or less.......................................  $23,181
Over three through six months..............................   10,577
Over six through 12 months.................................   14,429
Over 12 months.............................................   47,976
                                                             -------
  Total....................................................  $96,163
                                                             =======

     BORROWINGS. Patriot utilizes borrowings as a source of funds for its growth strategy and its asset/liability management. Patriot is eligible to obtain advances from the Federal Home Loan Bank (FHLB) upon the security of the FHLB common stock it owns and certain of its residential mortgages and mortgage-backed securities, provided certain standards related to creditworthiness have been met. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. Patriot also uses repurchase agreements as a funding source. Repurchase agreements are generally short-term obligations collateralized by government agency and other securities.

     The following table presents certain information regarding borrowed funds:

                                                        AT DECEMBER 31,
                                  ------------------------------------------------------------
                                         1998                 1997                 1996
                                  ------------------   ------------------   ------------------
                                             AVERAGE              AVERAGE              AVERAGE
                                  BALANCE     RATE     BALANCE     RATE     BALANCE     RATE
                                  --------   -------   --------   -------   --------   -------
                                                         (IN THOUSANDS)
FHLB advances...................  $360,198     5.25%   $275,200     5.78%   $210,000    5.64%
Repurchase Agreements...........   170,123     5.43     214,684     5.89      21,595    6.22
Trust Preferred.................    19,000    10.30      19,000    10.80          --      --
                                  --------    -----    --------    -----    --------    ----
Total borrowings outstanding....  $549,321     5.48%   $508,884     6.01%   $231,595    5.69%
                                  ========    =====    ========    =====    ========    ====
Short-term (less than 1 year)...  $235,123     5.47%   $385,684     5.84%   $145,595    5.72%
Long-term (over 1 year).........   314,198     5.49%    123,200     6.55%     86,000    5.65
                                  --------    -----    --------    -----    --------    ----
     Total borrowings
        outstanding.............  $549,321     5.48%   $508,884     6.01%   $231,595    5.69%
                                  ========    =====    ========    =====    ========    ====

     STOCKHOLDERS' EQUITY. Total stockholders' equity was $42,260,000 at December 31, 1998 compared to $46,533,000 at December 31, 1997. The decrease was a result of the repurchase of common stock, cash dividends paid and a decrease in the net unrealized gain on investment and mortgage-backed securities available for sale offset somewhat by the retention of earnings.

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

     During 1998, significant liquidity was provided by financing activities, particularly long-term FHLB advances and deposits. Maturities of investment and mortgage-backed securities also provided significant liquidity during 1997. The funds provided by these activities were used to repay previous borrowings as long-term FHLB advances and deposits were used to extend the maturity of many of Patriot's borrowings. Funds were also invested into new loans and investment and mortgage-backed securities, and used to fund the repurchase of Patriot's common stock.

     At December 31, 1998, Patriot had outstanding loan commitments of $41,674,000. Patriot anticipates that it will have sufficient funds available to meet its loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1998 totaled $168,451,000. Based upon historical experience, Patriot expects that substantially all of the maturing certificates of deposit will be retained at maturity. See "Year 2000 Compliance" for a discussion regarding the possible impact of Year 2000 issues on Patriot's liquidity.

     CAPITAL RESOURCES. FDIC regulations currently require companies to maintain a minimum leverage capital ratio of not less than 3% of tier 1 capital to total adjusted assets and not less than 4% of risk-adjusted assets, and a minimum risk-based capital ratio (based upon credit risk) of not less than 8%. The FDIC requires a minimum leverage capital requirement of 3% for institutions rated composite 1 under the CAMEL rating system. For all other institutions, the minimum leverage capital requirement is 3% plus at least an additional 1% to 2%, (100 to 200) basis points. At December 31, 1998, Patriot Bank's and Patriot Bank Corp.'s capital ratios exceeded all requirements to be considered well capitalized. The following table sets forth the capital ratios of Patriot Bank Corp., Patriot Bank and the current regulatory requirements at December 31, 1998:

                                                                                 TO BE WELL
                                                              FOR CAPITAL     CAPITALIZED UNDER
                                                               ADEQUACY       PROMPT CORRECTIVE
                                              ACTUAL           PURPOSES            ACTION
                                          ---------------   ---------------   -----------------
                                          AMOUNT    RATIO   AMOUNT    RATIO    AMOUNT    RATIO
                                          -------   -----   -------   -----   --------   ------
As of December 31, 1998
  Total capital (to risk weighted
     assets)
     Patriot Bank Corp..................  $60,050   12.46%  $38,551     8%    $48,189      10%
     Patriot Bank.......................   43,553   10.15%   34,341     8%     42,926      10%
  Tier I capital (to risk-weighted
     assets)
     Patriot Bank Corp..................   48,184   10.00%   19,275     4%     28,913       6%
     Patriot Bank.......................   38,641    9.00%   17,170     4%     25,756       6%
  Tier I capital (to average assets)
     Patriot Bank Corp..................   48,184    5.37%   38,448     4%     44,848       5%
     Patriot Bank.......................   38,641    5.78%   29,632     4%     33,411       5%

     MANAGEMENT OF INTEREST RATE RISK. The principal objective of Patriot's interest rate risk management function is to evaluate the interest rate risk included in certain on and off balance sheet accounts, determine the level of risk appropriate given Patriot's business focus, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board approved guidelines. Through such management, Patriot seeks to reduce the vulnerability of its net interest income to changes in interest rates. Patriot monitors its interest rate risk as such risk relates to its operating strategies. Patriot's Board of Directors has established an Asset/Liability Committee comprised of senior management, which is responsible for reviewing its asset/liability and interest rate position and making decisions involving asset/liability considerations. The Asset/Liability Committee meets regularly and reports trends and Patriot's interest rate risk position to the Board of Directors.

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

     Patriot pursues several actions designed to control its level of interest rate risk. These actions include increasing the percentage of the loan portfolio consisting of short-term and adjustable-rate loans through increased originations of these loans, acquiring short-term and adjustable-rate mortgage-backed securities, and undertaking to lengthen the maturities of deposits and borrowings. At December 31, 1998, Patriot's total interest-bearing liabilities maturing or repricing within one year exceeded its total net interest-earning assets maturing or repricing in the same time period by $65,113,000 representing a one-year cumulative "gap," as defined above, as a percentage of total assets of negative 6.64%.

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1998, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 1998, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

                                                                      AT DECEMBER 31, 1998
                                         -------------------------------------------------------------------------------
                                                    MORE THAN
                                                    3 MONTHS    MORE THAN   MORE THAN   MORE THAN
                                         3 MONTHS      TO       6 MONTHS    1 YEAR TO   3 YEARS TO   MORE THAN
                                         OR LESS    6 MONTHS    TO 1 YEAR    3 YEARS     5 YEARS      5 YEARS     TOTAL
                                         --------   ---------   ---------   ---------   ----------   ---------   -------
INTEREST EARNING ASSETS(1):
  Interest earning deposits............   29,443          --          --          --          --           --     29,443
  Investment and mortgage-backed
    securities, net(2)(5)..............  113,703      21,215      36,615      35,326      61,782      147,378    416,019
  Loans receivable, net(3)(5)..........   77,365      32,540      67,488      98,984     146,204       87,988    510,569
                                         -------     -------     -------     -------     -------      -------    -------
      Total interest-earning assets....  220,511      53,755     104,103     134,310     207,986      235,366    956,031
  Non-interest-earning assets..........                                                                24,730     24,730
                                         -------     -------     -------     -------     -------      -------    -------
      Total assets.....................  220,511      53,755     104,103     134,310     207,986      260,096    980,761
INTEREST-BEARING LIABILITIES:
  Money market and passbook savings
    accounts(6)........................    9,774       9,774      19,548      36,763       3,557       17,613     97,029
  Demand and NOW accounts..............      892         892       1,783       3,566       7,132       23,908     37,363
  Certificate accounts.................   58,621      41,883      67,947      41,481      23,857        9,615    243,404
  Borrowings...........................  215,368      17,000         -0-      52,000     170,000       94,953    549,321
                                         -------     -------     -------     -------     -------      -------    -------
      Total interest-bearing
        liabilities....................  284,655      69,549      89,278     133,810     204,546      145,279    927,117
  Non-interest-bearing liabilities.....                                                                11,384     11,384
  Equity...............................                                                                42,260     42,260
                                         -------     -------     -------     -------     -------      -------    -------
      Total liabilities and equity.....  284,655      69,549      89,278     133,810     204,546      198,923    980,761
  Interest sensitivity gap(4)..........  (64,144)    (15,794)     14,825         500       3,440       61,173
  Cumulative interest sensitivity
    gap................................  (64,144)    (79,938)    (65,113)    (64,613)    (61,173)          --
  Cumulative interest sensitivity gap
    as a percent of total assets.......    -6.54%      -8.15%      -6.64%      -6.59%      -6.24%        0.00%
  Cumulative interest-earning assets as
    a percent of cumulative
    interest-bearing liabilities.......    77.47%      77.43%      85.32%      88.81%      92.18%      103.12%

------------------
(1) Interest-earning assets are included in the period in which the balances are expected to be repaid and/ or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.

(2) Includes assets available for sale and held to maturity.

(3) For purposes of the gap analysis, loans receivable includes non-performing loans and is reduced for the allowance for estimated loan losses, and unamortized discounts and deferred loan fees.

(4) Interest sensitivity gap represents the difference between total interest-earning assets and total interest-bearing liabilities.

(5) Annual prepayment rates for loans and mortgage-backed securities range from 11% to 38%.

(6) Money market savings accounts, passbook accounts and NOW accounts are assumed to have decay rates between 5% and 40% annually.

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

     Through the use of income simulation modeling Patriot has calculated an estimate of net interest income for the year ending December 31, 1999, based upon the assets, liabilities and off-balance sheet financial instruments in existence at December 31, 1998. Patriot has also estimated changes to that estimated net interest income based upon immediate and sustained changes in interest rates ("rate shocks"). Rate shocks assume that all interest rates increase or decrease on the first day of the period modeled and remain at that level for the entire period. The following table reflects the estimated percentage change in estimated net interest income for the year ending December 31, 1999.


                RATE SHOCK TO INTEREST RATES         % CHANGE
                 ----------------------------        --------
                             +2%                      (11.8%)
                             +1%                       (5.5%)
                             -1%                        2.6%
                             -2%                        3.7%


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

                              YEAR 2000 COMPLIANCE

     STATE OF READINESS. Pursuant to its strategic business plan, Patriot has made significant investments in new technology over the last two years. As a result of these investments, the primary systems used by Patriot are believed to be Year 2000 compliant. Management has substantially completed a comprehensive program to analyze, test and proactively address all of Patriot's systems to ensure Year 2000 compliance. Management has also substantially completed the process of evaluating significant customer and vendor relationships as well as liquidity, given the potential for concern among deposit customers resulting in decreased deposit balances, to assess risks and make appropriate contingency plans.

     RISKS. Year 2000 issues result from the inability of many computer programs or computerized equipment to accurately calculate, store or use data as the year 2000 approaches. Banking, by its nature, is a very data processing intensive industry. These potential shortcomings could result in a system failure or miscalculations causing disruptions of operation, including among other things, a temporary inability to process transactions, track important customer information, provide convenient access to this information, or engage in normal business operations.

     CONTINGENCY PLANS. Patriot believes that the consequences of incomplete or untimely resolution of its Year 2000 issues do not represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition. If compliance is not achieved in a timely manner by Patriot or any of its significant related third parties, be it a supplier of services or customer, the Year 2000 issue could possibly have a material effect on Patriot's operations and financial position. Contingency plans are also being developed in the event of any unanticipated interruptions in Patriots' mission critical systems. Business continuation plans for critical business applications are being developed. These plans include adequate staffing on site during the Year 2000 date change to quickly repair any errant applications. In addition, in the event of any problems the Company would follow its current computer outage business continuation plans until such problems are corrected.

     COST. The cost of the project and the date on which Patriot plans to complete both Year 2000 modifications and system conversions are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. Management currently estimates the cost of its Year 2000 plan including performing tests, documenting results and making modifications where necessary to be approximately $145,000 of which $46,000 has been expensed prior to December 31, 1998.

                                 QUARTERLY DATA

     The following table presents selected quarterly consolidated financial data:

                                                                         THREE MONTHS ENDED
                                      -----------------------------------------------------------------------------------------
                                      DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,
                                        1998       1998        1998       1998        1997       1997        1997       1997
                                      --------   ---------   --------   ---------   --------   ---------   --------   ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total interest income...............  $16,697     $15,720    $15,571     $15,119    $14,860     $13,746    $11,323     $10,320
Total interest expense..............   12,147      11,802     11,364      10,923     11,138      10,143      7,730       6,796
                                      -------     -------    -------     -------    -------     -------    -------     -------
Net interest income.................    4,550       3,918      4,207       4,196      3,722       3,603      3,593       3,524
Provision for credit losses.........      325         325        300         250        455         235        120         105
                                      -------     -------    -------     -------    -------     -------    -------     -------
Net interest income after provision
  for credit losses.................    4,225       3,593      3,907       3,946      3,267       3,368      3,473       3,419
Other income........................      836         841      1,532         664      1,274         575        256         225
Other expenses......................    3,672       3,111      4,131       3,353      3,405       2,859      2,521       2,373
                                      -------     -------    -------     -------    -------     -------    -------     -------
Income before income taxes..........    1,389       1,323      1,308       1,257      1,136       1,084      1,208       1,271
Income tax provision................      341         283        300         298        242         253        370         461
                                      -------     -------    -------     -------    -------     -------    -------     -------
Net income..........................  $ 1,048     $ 1,040    $ 1,008     $   959    $   894     $   831    $   838     $   810
                                      =======     =======    =======     =======    =======     =======    =======     =======
Diluted earnings per share..........  $  0.21     $  0.20    $  0.19     $  0.18    $  0.17     $  0.15    $  0.14     $  0.13
Dividends per share.................  $  .075     $  .070    $  .068     $  .066    $  .064     $  .062    $  .058     $  .055
Market Prices -- High...............  $ 13.06     $ 16.25    $ 17.25     $ 16.80    $ 17.00     $ 15.30    $ 11.91     $ 11.33
                 Low................  $  9.00     $ 11.75    $ 13.20     $ 13.41    $ 13.20     $ 11.59    $  9.50     $  8.59

      RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

     SUMMARY. For the year ended December 31, 1997, Patriot reported net income of $3,373,000 or $.59 diluted earnings per share compared to net income of $1,975,000 or $.31 diluted earnings per share for the year ended December 31, 1996. This represents an increase in net income of 71% and an increase in earnings per share of 90%. Return on average equity was 7.22% for 1997 compared to 3.71% for 1996.

     The 1996 results include a special after-tax charge of $836,000 ($1,338,000 before-tax) representing the special deposit insurance assessment levied against all SAIF member financial institutions by the FDIC to recapitalize its SAIF fund. Excluding the special charge, Patriot reported net income of $2,811,000 or $.44 diluted earnings per share for 1996.

     NET INTEREST INCOME. Net interest income for 1997 was $14,442,000 compared to $12,092,000 in 1996. This represents an increase of 19% and is primarily due to an increase in average balances. Average balances increased throughout 1997 as Patriot grew its assets to more fully utilize the capital raised in its stock conversion. Much of Patriot's asset growth resulted from the origination of commercial, consumer and mortgage loans. Additionally, Patriot purchased investment and mortgage-backed securities.

     As a result of these growth strategies, stock repurchases and the issuance of the trust preferred securities. Patriot's net interest margin (net interest income as a percentage of average interest-earning assets) decreased as anticipated to 2.14% from 3.01% in 1996.

     Interest on loans was $27,008,000 for 1997 compared to $18,429,000 for 1996. The average balance of loans was $348,186,000 with an average yield of 7.76% compared to an average balance of $234,726,000 with an average yield of 7.85% for 1996. The increase in average balance is due to an emphasis placed on commercial loans, residential mortgage loans and home equity loans during 1997. The decrease in average yield is primarily a result of an emphasis on short-term and adjustable-rate loans, many of which are originated with teaser rates.

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

     Interest on total deposits was $13,405,000 for 1997 compared to $9,895,000 for 1996. The average balance of total deposits was $275,811,000 with an average cost of 4.86% for 1997 compared to an average balance of $218,364,000 with an average cost of 4.53% for 1996. The increase in average balance was the result of aggressive marketing of money market and other transaction-based deposit accounts, the opening of two new community banking offices and an increase in Patriot's jumbo deposit program offset somewhat by the sale of $10,350,000 of deposits. The increase in average yield was the result of a higher percentage of jumbo deposits offset by the emphasis on transaction-based deposit accounts.

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

     PROVISION FOR CREDIT LOSSES. The provision for loan losses was $915,000 for 1997 compared to $305,000 for 1996. The increase in the provision is a reflection of the growth of Patriot's loan portfolio and the origination of more commercial and consumer loans.

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

     NON-INTEREST EXPENSE. Total non-interest expense was $11,158,000 for 1997 compared to $9,198,000 for 1996. The increase in non-interest expense was the result of increased salary and employee benefit costs and occupancy and equipment costs, both related to Patriot's expanded operations and non-income based tax expense. Non-interest expense in 1996 also includes the special charge of $1,338,000 for the special deposit insurance assessment levied against all SAIF member financial institutions by the FDIC to recapitalize its SAIF fund.

     INCOME TAX PROVISION. The income tax provision was $1,326,000 for 1997 compared to $1,251,000 for 1996. The effective tax rate was 28.22% for 1997 compared to 38.78% for 1996. The decrease in the effective tax rate is the result of Patriot's tax planning strategies, which include investments in tax-exempt securities. Also, prior to Patriot Bank's charter conversion, it was subject to state income taxes. Patriot Bank's state tax expense is now considered a non-interest expense.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The discussion concerning the effects of interest rate changes on the Company's estimated net interest income for the year ending December 31, 1999 set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Management of Interest Rate Risk" in Item 7 hereof, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 MANAGEMENT'S STATEMENT ON FINANCIAL REPORTING

To Our Stockholders:

     The management of Patriot Bank Corp. (the Corporation) is responsible for the preparation, integrity, and fair presentation of its published financial statements. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts that are based on judgments and estimates of management.

     There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control structure can only provide reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the degree of effectiveness of an internal control structure may vary over time.

     Management assessed the Corporation's internal control structure over financial reporting presented in conformity with generally accepted accounting principles. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Corporation maintained an effective internal control structure over financial data, presented in accordance with generally accepted accounting principles.

     Management is also responsible for compliance with the federal laws and regulations concerning dividend restrictions and loans to insiders designated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation as safety and soundness laws and regulations.

     The Corporation assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Patriot Bank Corp. complied, in all material respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 1998.

/s/ Joseph W. Major                        /s/ Richard A. Elko
-------------------------                  --------------------------------
Joseph W. Major                            Richard A. Elko
Chief Executive Officer                    Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Patriot Bank Corp.:

We have audited the accompanying consolidated balance sheet of Patriot Bank Corp. and Subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying consolidated balance sheet of the Company as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the two year period then ended were audited by other auditors whose report thereon dated January 21, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

KPMG LLP
January 13, 1999, except as to Note2 which is as of January 22, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Patriot Bank Corp.

We have audited the accompanying consolidated balance sheets of Patriot Bank Corp. and Subsidiaries as of December 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of Patriot Bank Corp.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patriot Bank Corp. and Subsidiaries as of December 31, 1997 and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ Grant Thornton LLP
---------------------------------
Grant Thornton LLP

Philadelphia, Pennsylvania
January 21, 1998

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
ASSETS
Cash and due from banks.....................................  $  1,044   $  2,597
Interest-earning deposits in other financial institutions...    29,443      6,417
                                                              --------   --------
     Total cash and cash equivalents........................    30,487      9,014
Securities available for sale...............................   386,380    343,125
Securities held to maturity (market value of $29,909 and
  $62,817 at December 31, 1998 and 1997, respectively)......    29,639     62,516
Loans held for sale.........................................     5,576      4,095
Loans and leases receivable, net of allowances for credit
  loss of $4,087 and $2,512 at December 31, 1998 and 1997,
  respectively..............................................   504,993    419,697
Premises and equipment, net.................................    10,259      8,542
Accrued interest receivable.................................     4,114      4,119
Real estate owned...........................................        58        162
Goodwill....................................................     2,267         --
Other assets................................................     6,988        813
                                                              --------   --------
     Total assets...........................................  $980,761   $852,083
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits....................................................  $377,796   $289,528
FHLB Advances...............................................   360,198    275,200
Securities sold under repurchase agreements.................   170,123    214,684
Trust preferred debt securities.............................    19,000     19,000
Advances from borrowers for taxes and insurance.............     4,747      3,135
Other liabilities...........................................     6,637      4,003
                                                              --------   --------
     Total liabilities......................................   938,501    805,550
                                                              ========   ========
Preferred stock, $0.01 par value, 2,000,000 shares
  authorized, none issued at December 31, 1998 and 1997,
  respectively..............................................        --         --
Common stock, $0.008 par value, 10,000,000 shares
  authorized, 7,034,927 and 7,033,029 shares issued at
  December 31, 1998 and 1997, respectively..................        56         56
Additional paid-in capital..................................    60,348     59,926
Common stock acquired by ESOP, 411,352 and 437,061 shares at
  cost at December 31, 1998 and 1997, respectively..........    (2,285)    (2,428)
Common stock acquired by MRP, 154,116 and 200,411 shares at
  amortized cost at December 31, 1998 and 1997,
  respectively..............................................      (971)    (1,285)
Retained earnings...........................................     4,220      1,680
Treasury stock acquired, 2,122,309 and 1,584,944 shares at
  cost at December 31, 1998 and 1997, respectively..........   (22,963)   (16,071)
Accumulated other comprehensive income......................     3,855      4,655
                                                              --------   --------
     Total stockholders' equity.............................    42,260     46,533
                                                              --------   --------
     Total liabilities and stockholders' equity.............  $980,761   $852,083
                                                              ========   ========

        The accompanying notes are an integral part of these statements.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             YEAR ENDED DECEMBER 31,
                                                           ---------------------------
                                                            1998      1997      1996
                                                           -------   -------   -------
INTEREST INCOME
  Interest-earning deposits..............................  $   344   $   193   $   116
  Securities.............................................   27,521    23,048    11,049
  Loans and leases.......................................   35,242    27,008    18,429
                                                           -------   -------   -------
     Total interest income...............................   63,107    50,249    29,594
                                                           -------   -------   -------
INTEREST EXPENSE
  Deposits...............................................   17,382    13,405     9,895
  Short-term borrowings..................................   16,379    15,648     5,965
  Long-term borrowings...................................   12,475     6,754     1,642
                                                           -------   -------   -------
Total interest expense...................................   46,236    35,807    17,502
                                                           -------   -------   -------
  Net interest income before provision for credit
     losses..............................................   16,871    14,442    12,092
  Provision for credit losses............................    1,200       915       305
                                                           -------   -------   -------
  Net interest income after provision for credit
     losses..............................................   15,671    13,527    11,787
                                                           -------   -------   -------
NON-INTEREST INCOME
  Service fees, charges and other operating income.......    1,406       830       526
  Gain on the sale of branch deposits and facility.......       --       885        --
  Gain (loss) on sale of real estate acquired through
     foreclosure.........................................        1        (9)       16
  Gain (loss) on sale of securities available for sale...    1,850       438       (28)
  Mortgage banking activities............................      616       186       123
                                                           -------   -------   -------
     Total non-interest income...........................    3,873     2,330       637
                                                           -------   -------   -------
NON-INTEREST EXPENSE
  Salaries and employee benefits.........................    8,741     6,741     4,115
  Occupancy and equipment................................    2,187     1,952       978
  Professional services..................................      634       258       225
  Federal deposit insurance premiums.....................      196       132     1,814
  Information Services...................................      146       167       373
  Advertising............................................      552       551       397
  Deposit processing.....................................      388       307       253
  Other operating expenses...............................    1,423     1,050     1,043
                                                           -------   -------   -------
     Total non-interest expense..........................   14,267    11,158     9,198
                                                           -------   -------   -------
     Income before income taxes..........................    5,277     4,699     3,226
  Income taxes...........................................    1,222     1,326     1,251
                                                           -------   -------   -------
     Net income..........................................  $ 4,055   $ 3,373   $ 1,975
                                                           =======   =======   =======
  Earning per share -- basic.............................  $  0.83   $  0.62   $  0.31
                                                           =======   =======   =======
  Earnings per share -- diluted..........................  $  0.78   $  0.59   $  0.31
                                                           =======   =======   =======
     Dividends per share.................................  $  0.28   $  0.24   $  0.14
                                                           =======   =======   =======

        The accompanying notes are an integral part of these statements.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                                                         ACCUMULATED
                                                 ADDITIONAL                                                 OTHER
                            NUMBER OF   COMMON    PAID-IN                         RETAINED   TREASURY   COMPREHENSIVE
                            SHARES(1)   STOCK     CAPITAL      ESOP       MRP     EARNINGS    STOCK        INCOME        TOTAL
                            ---------   ------   ----------   -------   -------   --------   --------   -------------   -------
BALANCE AT JANUARY 1,
 1996.....................    4,373       38       36,700      (2,714)       --    19,893         --          193        54,110
Common stock issued.......      168        1        1,731          --        --        --         --           --         1,732
Common stock acquired by
 MRP......................     (168)      --           --          --    (1,732)       --         --           --        (1,732)
Amortization of MRP.......       --       --           --          --       194        --         --           --           194
Treasury stock
 purchased................     (235)      --           --          --        --        --     (2,517)          --        (2,517)
Stock dividend 20%........      826        8       10,530          --        --   (10,538)        --           --            --
Release of ESOP shares....       21       --           53         143        --        --         --           --           196
Change in unrealized gains
 on securities available
 for sale, net of taxes...       --       --           --          --        --        --         --          132           132
Net income................       --       --           --          --        --     1,975         --           --         1,975
Cash dividends paid.......       --       --           --          --        --      (973)        --           --          (973)
                             ------      ---      -------     -------   -------   -------    --------      ------       -------
BALANCE AT DECEMBER 31,
 1996.....................    4,985      $47      $49,014     $(2,571)  $(1,538)  $10,357    $(2,517)      $  325       $53,117
                             ------      ---      -------     -------   -------   -------    --------      ------       -------
Common stock issued.......        6       --          102          --        --        --         --           --           102
Common stock acquired by
 MRP......................       (6)      --           --          --      (102)       --         --           --          (102)
Treasury stock
 purchased................   (1,037)      --           --          --        --        --    (13,554)          --       (13,554)
Stock dividend 20%........      789        9       10,645          --        --   (10,654)        --           --            --
Release and amortization
 of MRP...................       48       --           --          --       355        --         --           --           355
Release of ESOP shares....       26       --          165         143        --        --         --           --           308
Change in unrealized gains
 on securities available
 for sale, net of taxes...       --       --           --          --        --        --         --        4,330         4,330
Net income................       --       --           --          --        --     3,373         --           --         3,373
Cash dividends paid.......       --       --           --          --        --    (1,396)        --           --        (1,396)
                             ------      ---      -------     -------   -------   -------    --------      ------       -------
BALANCE AT DECEMBER 31,
 1997.....................    4,811      $56      $59,926     $(2,428)  $(1,285)  $ 1,680    $(16,071)     $4,655       $46,533
                             ------      ---      -------     -------   -------   -------    --------      ------       -------
Common stock issued.......        2       --           46          --        --        --         --           --            46
Common stock acquired by
 MRP......................       (2)      --           --          --       (46)       --         --           --           (46)
Treasury stock
 purchased................     (538)      --           --          --        --        --     (6,892)          --        (6,892)
Stock split 25%...........       --       --           --          --        --        --         --           --            --
Release and amortization
 of MRP...................       48       --          156          --       360        --         --           --           516
Release of ESOP shares....       26       --          220         143        --        --         --           --           363
Change in unrealized gains
 on securities available
 for sale, net of taxes...       --       --           --          --        --        --         --         (800)         (800)
Net income................       --       --           --          --        --     4,055         --           --         4,055
Cash dividends paid.......       --       --           --          --        --    (1,515)        --           --        (1,515)
                             ------      ---      -------     -------   -------   -------    --------      ------       -------
BALANCE AT DECEMBER 31,
 1998.....................    4,347      $56      $60,348     $(2,285)  $  (971)  $ 4,220    $(22,963)     $3,855       $42,260
                             ======      ===      =======     =======   =======   =======    ========      ======       =======

------------------
(1) All per share data restated to reflect stock split.

        The accompanying notes are an integral part of these statements.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
OPERATING ACTIVITIES
  Net Income................................................  $  4,055   $  3,373   $  1,975
  Adjustments to reconcile net income to net cash provided
    by operating activities
    Amortization and accretion of
      Deferred loan origination fees........................      (126)      (145)      (464)
      Premiums and discounts................................    (1,228)       (94)       (39)
      MRP shares............................................       360        355        194
      Goodwill..............................................        26         --         --
    Provision for credit losses.............................     1,200        915        305
    Release of ESOP shares..................................       363        308        196
    (Gain) loss on sale of securities.......................    (1,805)      (438)        28
    (Gain) loss on sale of real estate owned................        (1)         9        (16)
    Write down of real estate owned.........................        97         --         --
    Gain on sale of deposits................................        --       (885)        --
    Depreciation of premises and equipment..................     1,027        762        259
    Mortgage loans originated for sale......................   (42,988)   (13,753)        --
    Mortgage loans sold.....................................    41,507      9,658         --
    Decrease (increase) in deferred income taxes............       315       (139)      (277)
    Decrease (increase) in accrued interest receivable......         5     (1,470)    (1,444)
    Increase in other assets................................    (5,742)    (1,134)       (71)
    (Decrease) increase in other liabilities................      (998)     1,563      1,077
                                                              --------   --------   --------
      Net cash (used by) provided by operating activities...    (3,933)    (1,115)     1,723
                                                              --------   --------   --------
INVESTING ACTIVITIES
    Loan originations & principal payments on loans, net....   (45,381)  (142,265)   (85,643)
    Proceeds from the sale of securities -- available for
      sale..................................................     8,475      4,280      3,918
    Proceeds from the maturity of securities -- available
      for sale..............................................   167,326     26,740     16,784
    Proceeds from the maturity of securities -- held to
      maturity..............................................    32,877     10,194      5,625
    Purchase of securities -- available for sale............  (216,846)  (208,017)  (132,012)
    Purchase of securities -- held to maturity..............        --         --    (74,418)
    Proceeds from sale of real estate owned.................        83         50        131
    Purchase of premises and equipment......................    (2,496)    (1,880)    (4,533)
    Purchase of leasing company.............................    (6,585)        --         --
    Proceeds from sale of premises and equipment............        --        300         --
                                                              --------   --------   --------
      Net cash used by investing activities.................   (62,547)  (310,598)  (270,148)
                                                              --------   --------   --------
FINANCING ACTIVITIES
    Net increase in deposits................................    87,896     60,361     37,896
    Decrease from sale of deposits..........................        --     (9,462)        --
    (Repayment of) proceeds from short term borrowings......  (169,561)   171,089    135,595
    Proceeds from long term borrowings......................   226,415     87,200     86,000
    Repayment of long term borrowings.......................   (50,002)        --         --
    Net proceeds from trust preferred stock.................        --     19,000         --
    Increase in advances from borrowers for taxes and
      insurance.............................................     1,612        636        721
    Cash paid for dividends.................................    (1,515)    (1,396)      (973)
    Purchase of treasury stock..............................    (6,892)   (13,554)    (2,517)
                                                              --------   --------   --------
      Net cash provided by financing activities.............    87,953    313,874    256,722
                                                              --------   --------   --------
    Net increase (decrease) in cash and cash equivalents....    21,473      2,161    (11,703)
Cash and cash equivalents at beginning of year..............     9,014      6,853     18,556
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $ 30,487   $  9,014   $  6,853
                                                              ========   ========   ========
Supplemental disclosures
    Cash paid for interest on deposits......................  $ 17,367   $ 13,368   $  9,888
    Cash paid for income taxes..............................  $    937   $  1,982   $  1,161
    Transfers from loans to real estate owned...............  $     75   $    167   $     31

        The accompanying notes are an integral part of these statements.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                             1998         1997         1996
                                                            -------      -------      -------
Net Income................................................  $4,055       $3,373       $1,975
Other comprehensive income, net of tax
  Unrealized gains (losses) on securities
     Unrealized holding gains (losses) arising during the
        period............................................   1,050        4,768          160
     Less: Reclassification adjustment for gains included
        in net income.....................................  (1,850)        (438)         (28)
                                                            ------       ------       ------
Comprehensive income (loss)...............................  $3,255       $7,703       $2,107
                                                            ======       ======       ======

        The accompanying notes are an integral part of these statements.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a description of the significant accounting policies of Patriot Bank Corp. and Subsidiaries (Patriot). Such accounting and reporting policies conform with generally accounting principles and predominant practices within the financial institution industry.

     Patriot, through its subsidiaries, offers a broad range of lending, depository and related financial services to small businesses and consumers primarily through 18 community banking offices located in Berks, Chester, Montgomery, Northampton and Lehigh counties in Pennsylvania and through direct mail and various electronic and telephonic means.

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

A. BASIS OF FINANCIAL PRESENTATION

     The accompanying financial statements include the accounts of the parent company, Patriot Bank Corp. and its subsidiaries: Patriot Bank and its subsidiaries, Marathon Management Company, Patriot Investment & Insurance Company, Patriot Commercial Leasing Company, Inc., and Patriot Investment Company. All material intercompany balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates. The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for possible credit losses, mortgage servicing rights, and other real estate owned.

     The evaluation of the adequacy of the allowance for credit losses includes, among other factors, an analysis of historical loss rates, by category, applied to current loan and lease totals. However, actual losses may be higher or lower than historical trends, which vary. Actual losses on specified problem loans and leases, which also are provided for in the evaluation, may vary from estimated loss percentages, which are established based upon a limited number of potential loss classifications.

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting of Comprehensive Income," which is effective for years beginning after December 15, 1997. This new standard requires entities presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and income, expenses, gains, and losses that bypass the income statement and are reported directly in a separate component of equity. The required disclosure of Comprehensive Income have been presented in these financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for all periods beginning after December 15, 1997. SFAS 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. Patriot's 1998 annual financial statements include the required disclosures for a business that is managed as one operating segment.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                DECEMBER 31, 1998

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     In February 1998, the FASB issued SFAS No. 132 , "Employer's Disclosures about Pensions and other Postretirement Benefits." This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No 97, "Employers' Accounting for Pensions," No. 88, "Employers' Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," were issued. This statement requires changes in disclosures and does not effect the earnings, financial condition, or equity of the Corporation. This statement is effective for fiscal years beginning after December 15, 1997.

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of certain exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (b) a hedge of the exposure to variable cash flows of a forecasted transaction; or (c) a hedge of foreign currency exposure. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier adoption is permitted. Patriot has not yet determined the impact, if any, of this statement, including if applicable, its provisions for the potential reclassifications of certain investment securities, on earnings, financial condition or equity.

     In October 1998, the FASB issued Statement No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement requires that after the securitizaion of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify any retained mortgage-backed securities based on the ability and intent to sell or hold those investments, except that a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. This statement is effective for the first fiscal quarter beginning after December 15, 1998, with earlier adoption permitted. This statement provides a one-time opportunity for an enterprise to reclassify, based on the ability and intent on the date of adoption of this statement, mortgage-backed securities and other beneficial interest retained after securitization of mortgage loans held for sale from the trading category, except for those with commitments in place. Patriot has not yet determined the impact, if any, of this statement, including if applicable, its provisions for the potential reclassifications of certain investment securities, on earnings, financial condition or equity.

B. CASH AND CASH DUE FROM BANKS

     Cash and cash equivalents are defined as cash on hand, cash items in process of collection and amounts due from banks. Interest-earning deposits consist of deposit accounts with the Federal Home Loan Bank (FHLB) of Pittsburgh and deposits with other financial institutions generally having maturities of three months or less.

                      PATRIOT BANK CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

C. SECURITIES

     Securities for which Patriot has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Securities expected to be held for an indefinite period of time are classified as available for sale and are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of estimated income taxes. Securities that are bought and held principally for the purpose of selling are classified as trading and reported at fair value, with unrealized gains and losses included in earnings. Patriot has no securities held for trading. Gains or losses on the sales of securities are recognized at trade date utilizing the specific identification method.

D. LOANS HELD FOR SALE

     Loans held for resale consist of residential mortgage loans originated by Patriot. They are recorded at the lower of cost or estimated fair value on an aggregate basis.

E. LOANS AND LEASES AND ALLOWANCE FOR CREDIT LOSSES

     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at unpaid principal balances and net of deferred loan origination fees and discounts. Interest is accrued and credited to operations based upon the principal amount of loans outstanding. Loan origination fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans, adjusted for estimated prepayments based on Patriot's historical prepayment experience.

     Direct finance leases have terms ranging from three to five years. Under direct finance lease accounting, the balance sheet includes the gross minimum lease payments receivable, unguaranteed estimated residual values of the leased equipment, and capitalized indirect costs, reduced by unearned lease income. The capitalized initial direct cost incurred in underwriting and acquiring the leases.

     The lease residual values represent the proceeds from the sale of leased equipment at the end of the initial term of the lease and are determined on the basis of analyses prepared by Patriot based upon professional appraisals, historical experience and industry data. Management reviews the estimated residual values on a periodic basis, and impairments in value, if any, are recognized as an immediate charge to income.

     An allowance for credit losses is maintained at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks in the loan and lease portfolio. Management's periodic evaluation of the adequacy of the allowance for credit losses is based upon evaluation of individual loans and leases, the overall risk characteristics of the various portfolio segments, past loss experience, current and projected financial status and creditworthiness of its borrowers, the adequacy of collateral, the level and nature of non-performing loans, current economic conditions, the results of the most recent regulatory examination (which was in September of 1998) and other relevant factors. This evaluation is inherently subjective. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies as an integral part of their examination process, periodically review the allowance for credit losses. Such agencies may require Patriot to recognize additions to the allowance for credit losses based on their judgments of information which is available to them at the time of their examinations.

                      PATRIOT BANK CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Impairment is based on the fair value of the collateral when the creditor determines that foreclosure is probable.

     Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Those loans include residential mortgage, home equity and consumer loans. Patriot's impaired loans at and during the years ended December 31, 1998, 1997 and 1996 were not significant.

     Uncollectible interest on loans and leases that are contractually past due ninety days or greater is charged off, or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is reestablished, in which case the loan is returned to accrual status.

F. PREMISES AND EQUIPMENT

     Land is carried at cost. Buildings, leasehold improvements and furniture, fixtures and equipment are carried at cost less accumulated depreciation. Depreciation is provided for by the straight-line method over the estimated useful lives of the assets.

G. ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND
   EXTINGUISHMENTS OF LIABILITIES

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

H. EMPLOYEE BENEFIT PLANS

     Patriot has certain employee benefit plans covering substantially all employees. Patriot accrues costs as incurred.

I. INCOME TAXES

     Deferred income taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when the differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal differences between assets and liabilities for financial statement and tax return purposes is the allowance for credit losses.

J. EARNINGS PER SHARE

     Basic earnings per share excludes dilution and is computed by dividing income available to common shares by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior periods' earnings per share calculations have been restated to reflect the 1998 25% stock split and the 1997 and 1996 20% stock dividends.

                      PATRIOT BANK CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

K. GOODWILL

     Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions and is included in other assets. The amortization of goodwill is on a straight-line basis over 15 years, which is the estimated period to be benefited.

L. RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform with the current year's presentation. These reclassifications had no effect on net income.

NOTE 2 -- BUSINESS COMBINATIONS

     On November 6, 1998, Patriot purchased Keystone Financial Leasing ("KFL"), a small-ticket commercial leasing company with $43,327,000 million in total assets. Patriot paid $6,585,000 in cash at closing and will pay additional cash consideration based upon future revenues of KFL. Such future consideration will not exceed $5,465,000. The acquisition was accounted for as a purchase, and accordingly, the results of operations for KFL have been included in Patriot's consolidated statement of income since the date of acquisition. The transaction added $2,273,000 of tax deductible goodwill to Patriot's balance sheet. The balance of this goodwill at December 31, 1998 was $2,247,000.

     A summary of unaudited pro forma combined financial information for the year ended December 31, 1998 as if the KFL acquisition occurred at the beginning of 1998 is as follows:

                                            PATRIOT        KFL        PROFORMA
                                          -----------   ----------   -----------
Net interest income.....................  $16,871,000   $2,130,000   $19,001,000
Non-interest income.....................    3,873,000      257,000     4,130,000
Net income..............................    4,055,000       68,000     4,123,000
Diluted earnings per share..............          .78          .01           .79

     Proforma information on KFL for 1997 and 1996 was not material.

     On January 22, 1999, Patriot completed the acquisition of First Lehigh Corporation ("First Lehigh"), a commercial banking company with $104,478,000 in total assets and $93,905,000 in total deposits. Patriot issued 1,640,000 shares of common stock for all the outstanding common and preferred stock of First Lehigh. The transaction had a total value of $21,047,000. The acquisition was accounted for as a purchase, and accordingly, the results of operations of First Lehigh will be included in Patriot's consolidated statement of income from the date of acquisition.

NOTE 3 -- RESTRICTIONS ON CASH AND AMOUNTS DUE FROM DEPOSITORY INSTITUTIONS

     Patriot is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those reserve balances for the reserve computation periods, which included December 31, 1998 and 1997, were $905,000 and $1,583,000, respectively.

                      PATRIOT BANK CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998

NOTE 4 -- SECURITIES

     The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows:

                                                                      1998
                                                ------------------------------------------------
                                                              GROSS        GROSS
                                                AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                                  COST        GAINS         LOSS      FAIR VALUE
                                                ---------   ----------   ----------   ----------
                                                                 (IN THOUSANDS)
AVAILABLE FOR SALE:
  Investment securities:
     U.S. Treasury and government agency
        securities............................  $ 40,568      $  176       $   45      $ 40,699
     Corporate debt securities................    19,102       1,705           92        20,715
     FHLMC Preferred Stock....................    34,959       1,831           --        36,790
     FHLB Stock...............................    18,607          --           --        18,607
     Equity securities........................     7,257       1,528          203         8,582
  Mortgage-backed securities:
     FHLMC....................................     6,122          52           17         6,157
     FNMA.....................................    43,554         171          255        43,470
     GNMA.....................................     7,114          97            5         7,206
  Collateralized mortgage obligations:
     FHLMC....................................   104,751       1,505           --       106,256
     FNMA.....................................    89,855         668        1,229        89,294
     GE Capital Mortgage Services, Inc........     4,939          24           --         4,963
     Other....................................     3,621          20           --         3,641
                                                --------      ------       ------      --------
     Total securities available for sale......  $380,449      $7,777       $1,846      $386,380
                                                ========      ======       ======      ========
HELD TO MATURITY:
  Investment securities:
     U.S. Treasury and government agency
        securities............................  $    900      $    8       $   --      $    908
     Corporate debt securities................     1,502          58           --         1,560
  Collateralized mortgage obligations:
     FHLMC....................................     1,176          14           --         1,190
     FNMA.....................................     7,509           8           --         7,517
     Other....................................    18,552         185            3        18,734
                                                --------      ------       ------      --------
     Total securities held to maturity........  $ 29,639      $  273       $    3      $ 29,909
                                                ========      ======       ======      ========

                      PATRIOT BANK CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998

NOTE 4 -- SECURITIES -- (CONTINUED)

                                                                      1997
                                                ------------------------------------------------
                                                              GROSS        GROSS
                                                AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                                  COST        GAINS         LOSS      FAIR VALUE
                                                ---------   ----------   ----------   ----------
                                                                 (IN THOUSANDS)
AVAILABLE FOR SALE:
  Investment securities:
     U.S. Treasury and government agency
        securities............................  $ 19,884      $  202        $ --       $ 20,086
     Commerce Bancorp, Inc. debt security.....     5,000         276          --          5,276
     Corporate debt securities................    12,493         998          --         13,491
     FHLMC Stock..............................    30,031       1,245          --         31,276
     FHLB Stock...............................    13,760          --          --         13,760
     Equity securities........................     4,377       3,140          --          7,517
  Mortgage-backed securities:
     FHLMC....................................    11,287         214          --         11,501
     FNMA.....................................    20,163         185          94         20,254
     GNMA.....................................    12,592         279          --         12,871
  Collateralized mortgage obligations:
     FHLMC....................................    75,085         806         107         75,784
     FNMA.....................................   118,778         503         437        118,844
     Securitized Asset Sales, Inc.............     4,934          --          81          4,853
     GE Capital Mortgage Services, Inc........     7,476          24          --          7,500
     Other....................................       112          --          --            112
                                                --------      ------        ----       --------
  Total securities available for sale.........  $335,972      $7,872        $719       $343,125
                                                ========      ======        ====       ========
HELD TO MATURITY:
  Investment securities:
     U.S. Treasury and government agency
        securities............................  $  1,035      $    4        $  5       $  1,034
     Corporate debt securities................     1,502          42          --          1,544
  Collateralized mortgage obligations:
     FHLMC....................................     1,801           3          --          1,804
     FNMA.....................................     9,775         112          --          9,887
     Capstead Securities Corp. IV.............     6,055          24          --          6,079
     CMC Securities Corporation...............     6,377          64          --          6,441
     Other....................................    35,971         150          93         36,028
                                                --------      ------        ----       --------
  Total securities held to maturity...........  $ 62,516      $  399        $ 98       $ 62,817
                                                ========      ======        ====       ========

                      PATRIOT BANK CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998

NOTE 4 -- SECURITIES -- (CONTINUED)

     The amortized cost and estimated fair value of investment and mortgage-backed securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

                                          HELD TO MATURITY      AVAILABLE FOR SALE
                                         -------------------   --------------------
                                         AMORTIZED    FAIR     AMORTIZED     FAIR
                                           COST       VALUE      COST       VALUE
                                         ---------   -------   ---------   --------
                                                       (IN THOUSANDS)
Securities
Due in one year or less................   $   400    $   497   $  7,414    $  6,157
Due after one year through five
  years................................     4,510      4,580     20,245      20,468
Due after five years through ten
  years................................     4,268      4,281     32,981      33,344
Due after ten years....................    20,461     20,551    261,486     265,052
Equity securities......................        --         --     58,323      61,359
                                          -------    -------   --------    --------
Total securities.......................   $29,639    $29,909   $380,449    $386,380
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

     Proceeds from sales of investment and mortgage-backed securities and the realized gross gains and losses from those sales are as follows:

                                                         AVAILABLE FOR SALE
                                                      YEAR ENDED DECEMBER 31,
                                                  --------------------------------
                                                   1998         1997         1996
                                                  ------       ------       ------
                                                           (IN THOUSANDS)
Proceeds from sales.............................  $8,475       $4,280       $3,918
                                                  ======       ======       ======
Gross realized gains............................   1,912          438           75
Gross realized losses...........................     (62)          --         (103)
                                                  ------       ------       ------
Net realized gain (loss)........................  $1,850       $  438       $  (28)
                                                  ======       ======       ======

     Securities having an aggregate amortized cost of $3,043,388, $335,000, and $412,000 were pledged to secure public deposits at December 31, 1998, 1997 and 1996, respectively.

                      PATRIOT BANK CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998

NOTE 5 -- LOANS AND LEASES RECEIVABLE

     Loans and leases receivable are summarized as follows:

                                                             DECEMBER 31,
                                                        -----------------------
                                                          1998           1997
                                                        --------       --------
Mortgage Portfolio
Residential mortgages.................................  $300,232       $294,716
Construction..........................................     5,267          4,039
Consumer Portfolio
Home equity...........................................    64,807         75,439
Other consumer loans..................................     4,336          3,909
Commercial Portfolio
Commercial loans......................................    92,367         46,166
Commercial leases.....................................    44,301            334
                                                        --------       --------
Total loans, gross....................................   511,310        424,603
Deferred loan origination fees........................    (2,230)        (2,394)
Allowance for credit losses...........................    (4,087)        (2,512)
                                                        --------       --------
Total loans, net......................................  $504,993       $419,697
                                                        ========       ========

     Patriot services a $43,100,000 portfolio of sold loans with corresponding originated mortgage servicing rights totaling $413,000.

     Patriot's loan portfolio is principally concentrated in the eastern Pennsylvania and New Jersey geographic areas.

     Activity in the allowance for credit losses is summarized as follows:

                                                     1998        1997        1996
                                                    ------      ------      ------
                                                            (IN THOUSANDS)
Balance at beginning of year......................  $2,512      $1,830      $1,702
Provision for possible credit losses..............   1,200         915         305
Acquired allowance................................     878          --          --
Loans charged off.................................    (512)       (276)       (177)
Recoveries........................................       9          43          --
                                                    ------      ------      ------
Balance at end of year............................  $4,087      $2,512      $1,830
                                                    ======      ======      ======

     Non-performing loans, consisting of all loans 90 days past due and certain other loans for which the accrual of interest has been discontinued, were $1,069,000 and $1,112,000 at December 31, 1998 and 1997, respectively. Interest income that would have been recorded under the original terms of such loans and the interest income actually recognized are summarized as follows:

                                                        1998       1997       1996
                                                        ----       ----       ----
                                                              (IN THOUSANDS)
Interest income that would have been recorded.........  $152       $71        $53
Interest income recognized............................  (108)      (21)       (17)
                                                        ----       ---        ---
Interest income foregone..............................  $ 44       $50        $36
                                                        ====       ===        ===

                      PATRIOT BANK CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998

NOTE 6 -- PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:

                                                   ESTIMATED
                                                  USEFUL LIVES       1998         1997
                                                  ------------      -------      ------
                                                                      (IN THOUSANDS)
Land............................................        --          $ 1,255      $1,255
Buildings.......................................     30-40            6,927       6,051
Furniture, fixtures and equipment...............       3-7            5,857       4,059
Leasehold improvements..........................        15              742         655
                                                                    -------      ------
                                                                     14,781      12,020
Less accumulated depreciation...................                     (4,522)     (3,478)
                                                                    -------      ------
                                                                    $10,259      $8,542
                                                                    =======      ======

NOTE 7 -- DEPOSITS

     Deposits and their average rates are summarized as follows:

                                                  1998                 1997
                                           ------------------   ------------------
                                                      AVERAGE              AVERAGE
                                           BALANCE     RATE     BALANCE     RATE
                                           --------   -------   --------   -------
                                                       (IN THOUSANDS)
Transaction deposits.....................  $ 23,961    0.58%    $ 16,908    0.61%
Money market deposits....................    74,613    4.36       51,696    4.44
Savings deposits.........................    22,416    2.39       24,510    2.38
Non-interest-bearings demand deposits....    13,402    0.00       11,117    0.00
                                           --------    ----     --------    ----
Total transaction, money market, savings
  and demand deposits....................   134,392    2.92      104,231    2.86
Certificates of deposit..................   243,404    5.67      185,297    5.87
                                           --------    ----     --------    ----
Total....................................  $377,796    4.69%    $289,528    4.79%
                                           ========    ====     ========    ====

     The aggregate amount of certificates of deposit with minimum denominations of $100,000 or more totaled approximately $96,163,000 and $41,788,000 at December 31, 1998 and 1997, respectively. At December 31, 1998 and 1997, Patriot has one brokerage firm which has placed certificates of deposits at the bank, totaling approximately $80,831,000 and $30,490,000, respectively.

     At December 31, 1998 scheduled maturities of certificates of deposit were as follows:


         1999..............................................  $168,451
         2000..............................................    41,821
         2001..............................................    20,043
         2002..............................................     2,287
         2003..............................................     1,529
         Thereafter........................................     9,273
                                                             --------
                                                             $243,404
                                                             ========

                      PATRIOT BANK CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998

NOTE 8 -- FHLB ADVANCES

A. SHORT TERM

     Short-term advances from the FHLB have maturities of less than one year. These advances are collateralized by FHLB stock and certain first mortgage loans and mortgage-backed securities. Short-term borrowings are summarized as follows:

                                                    1998       1997
                                                   -------   --------
                                                     (IN THOUSANDS)
Balance at year-end..............................  $65,000   $171,000
Maximum amount outstanding at any month-end
  during the period..............................  $68,000   $213,000
Average amount outstanding during each period....  $63,983   $155,042
Weighted average interest rate on short-term
  borrowings.....................................     5.81%      5.76%

B. LONG TERM

     At December 31, 1998 and 1997, long-term advances from the FHLB totaling $295,198,000 and $104,200,000 have maturities of one to ten years. These advances are collateralized by FHLB stock and certain first mortgage loans and mortgage-backed securities.

     At December 31, 1997, the outstanding long-term borrowings mature as follows (in thousands):


      2000..............................................  $ 50,000
      2001..............................................         0
      2002..............................................    60,000
      2003..............................................   110,000
      Thereafter........................................    75,198
                                                          --------
                                                          $295,198
                                                          ========

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 1998

NOTE 9 -- SECURITIES SOLD UNDER SHORT-TERM REPURCHASE AGREEMENTS

     Patriot enters into sales of securities under agreements to repurchase. These transactions are reflected as a liability on the accompanying Consolidated Balance Sheets. At December 31, 1998 and 1997, all of the agreements were to repurchase identical securities.

     Short-term repurchase agreements generally have maturities of less than one year. These repurchase agreements are collateralized by certain mortgage-backed, agency and corporate securities. Short-term repurchase agreements are summarized as follows:

                                                            1998       1997
                                                          --------   --------
                                                            (IN THOUSANDS)
Balance at year-end.....................................  $170,123   $214,684
Maximum amount outstanding at any month-end during the
  period................................................  $242,131   $221,962
Average amount outstanding during each period...........  $221,113   $115,593
Weighted average interest rate on short-term
  borrowings............................................      5.73%      5.77%
Investment and mortgage-backed securities underlying the
  agreements at year-end:
  Carrying value........................................  $179,534   $227,629
  Estimated fair value..................................  $179,534   $227,629

NOTE 10 -- TRUST PREFERRED SECURITIES

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

NOTE 11 -- BRANCH SALE

     On November 21, 1997 Patriot completed the sale of a community banking office and $10,350,000 of deposits from that office at a 7.5% premium. Patriot recognized a gain from the sale of the deposits and the physical facility of approximately $885,000.

                      PATRIOT BANK CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998

NOTE 12 -- INCOME TAXES

     Applicable income taxes in the consolidated statements of income are as follows:

                                                   1998         1997         1996
                                                  ------       ------       ------
                                                           (IN THOUSANDS)
Current
  Federal.......................................  $  892       $1,301       $1,306
  State.........................................      15          109          222
  APIC from Stock Compensation..................      --           55           --
                                                  ------       ------       ------
Total current...................................     907        1,465        1,528
                                                  ------       ------       ------
Deferred
  Federal.......................................     215          (39)        (277)
  State.........................................     100         (100)          --
                                                  ------       ------       ------
Total deferred..................................     315         (139)        (277)
                                                  ------       ------       ------
Applicable income taxes.........................  $1,222       $1,326       $1,251
                                                  ======       ======       ======
Effective tax rate..............................    23.2%        28.2%        38.8%
                                                  ======       ======       ======

     The income tax provision reconciled to taxes computed at the statutory federal rate is as follows:

                                                      1998        1997        1996
                                                      -----       -----       -----
Federal tax expense at statutory rate...............   34.0%       34.0%       34.0%
Adjustment resulting from:
  State tax, net of federal tax benefit.............     --          .8         2.3
  Tax-exempt interest and dividend income...........  (12.2)       (9.0)       (1.4)
  ESOP expense......................................    1.4         1.2         0.6
  Other.............................................     --        (0.8)        1.3
                                                      -----       -----       -----
Income taxes........................................   23.2%       28.2%       38.8%
                                                      =====       =====       =====

                                                            1998          1997
                                                           -------       -------
Deferred tax assets
  Deferred loan fees.....................................  $    92       $   184
  Allowance for credit losses............................    1,091           854
  Uncollectible interest.................................       15            18
  Non-qualified pension plan.............................       12            14
  MRP expense............................................       66            66
  State NOL carryovers...................................       --           100
  Reserves...............................................        6            11
                                                           -------       -------
     Total deferred tax assets...........................  $ 1,282       $ 1,247
                                                           =======       =======
Deferred tax liabilities
  Depreciation...........................................  $   523       $   368
  Discount accretion.....................................      217           134
  Gain on sale of loans..................................       --            48
  Originated mortgage servicing rights...................      141            --
  Bad debt recapture.....................................       19            --
  Unrealized gain on securities available for sale.......    2,076         2,498
                                                           -------       -------
     Total deferred tax liabilities......................    2,976         3,048
                                                           -------       -------
     Net deferred tax (liability) asset..................  $(1,694)      ($1,801)
                                                           =======       =======

                      PATRIOT BANK CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998

NOTE 12 -- INCOME TAXES -- (CONTINUED)

     Based on management's evaluation of the likelihood of realization, no valuation allowance has been provided against deferred tax benefits.

     The Small Business Job Protection Act of 1996 ("Act"), enacted on August 20,1996, provides for the repeal of the tax bad debt deduction computed under the percentage of taxable income method. The repeal of the use of this method is effective for tax years beginning after December 31, 1995. Prior to the change in law, the Bank had qualified under the provisions of the Internal Revenue Code which permitted it to deduct from taxable income an allowance for bad debts based on 8% of taxable income.

     Upon repeal, the Bank is required to recapture into income, over a six-year period, the portion of its tax bad debt reserves that exceed its base year reserves (i.e., tax reserves for tax years beginning before 1988). The base year tax reserves, which may be subject to recapture if the Bank ceases to qualify as a bank for federal income tax purposes are restricted with respect to certain distributions. The Bank's total tax bad-debt reserves at December 31, 1998, are approximately $4,103,000, of which $4,046,000 represents the base year amount and $57,000 is subject to recapture.

NOTE 13 -- EARNINGS PER SHARE

     CAPITAL TRANSACTIONS. Patriot became a publicly owned company on December 1, 1995 when it issued 3,769,125 shares of common stock and raised net proceeds of $36,652,000. On September 22, 1997 and November 21, 1996 Patriot paid special 20% stock dividends. On May 14, 1998 Patriot distributed a 25% stock split. For comparative purposes, per share amounts, as presented herein, have been adjusted to reflect the stock split/dividends. During 1996, 1997 and 1998 Patriot repurchased 282,684, 1,302,260, and 537,365 shares of its common stock at a cost of $6,892,000, $13,554,000 and $2,517,000, respectively.

     Patriot's calculation of earnings per share is as follows:

                                                   FOR YEAR ENDED DECEMBER 31, 1998
                                             ---------------------------------------------
                                               INCOME            SHARES          PER-SHARE
                                             (NUMERATOR)      (DENOMINATOR)       AMOUNT
                                             -----------      -------------      ---------
BASIC EPS
  Net Income available to common
     stockholders..........................    $4,055             4,916            $0.83
EFFECT OF DILUTIVE SECURITIES
  Dilutive Options.........................        --               305             (.05)
                                               ------             -----            -----
DILUTED EPS
  Net income available to common
     Stockholders plus assumed
     conversions...........................    $4,055             5,221            $0.78
                                               ======             =====            =====

                                                   FOR YEAR ENDED DECEMBER 31, 1997
                                             ---------------------------------------------
                                               INCOME            SHARES          PER-SHARE
                                             (NUMERATOR)      (DENOMINATOR)       AMOUNT
                                             -----------      -------------      ---------
BASIC EPS
  Net Income available to common
     Stockholders..........................    $3,373             5,438            $0.62
EFFECT OF DILUTIVE SECURITIES
  Dilutive Options.........................        --               255             (.03)
                                               ------             -----            -----
DILUTED EPS
  Net income available to common
     Stockholders plus assumed
     conversions...........................    $3,373             5,693            $0.59
                                               ======             =====            =====

                      PATRIOT BANK CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998

NOTE 13 -- EARNINGS PER SHARE -- (CONTINUED)

                                                   FOR YEAR ENDED DECEMBER 31, 1996
                                             ---------------------------------------------
                                               INCOME            SHARES          PER-SHARE
                                             (NUMERATOR)      (DENOMINATOR)       AMOUNT
                                             -----------      -------------      ---------
BASIC EPS
  Net Income available to common
     stockholders..........................    $1,975             6,310            $0.31
EFFECT OF DILUTIVE SECURITIES
  Dilutive Options.........................        --                76               --
                                               ------             -----            -----
DILUTED EPS
  Net income available to common
     Stockholders plus assumed
     conversions...........................    $1,975             6,386            $0.31
                                               ======             =====            =====

NOTE 14 -- EMPLOYEE BENEFIT PLANS

A. 401(K) PLAN

     Patriot maintains a 401(k) plan covering all of its employees who have attained age 21 and have completed at least one year of service. Effective January 1, 1997, the 401(k) plan has been amended whereby all eligible employees will receive a contribution to the plan equal to 3% of their base salary prior to January 1, 1997. Subsequent to January 1997 Patriot will contribute 100% of an employee's contribution up to 3% of base salary and 50% of an employee's contribution between 3% and 6% of base salary. Prior to 1997, Patriot contributed 50% of an employee's contribution, up to 6% of salary. Patriot's contributions were $218,000, $143,000, and $35,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

B. EMPLOYEE STOCK OWNERSHIP PLAN

     In 1995, Patriot established an internally leveraged Employee Stock Ownership Plan (ESOP) for eligible employees who have completed one year of service with Patriot or its subsidiaries. In December 1995, the ESOP borrowed $3,015,000 from Patriot to purchase 434,000 (as adjusted for subsequent stock dividends and stock split) newly issued shares of common stock. Patriot makes contributions to the ESOP equal to the ESOP's debt service less any dividends received by the ESOP. Any dividends received by the ESOP are used to pay debt service. The ESOP shares are pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to qualifying employees based on the proportion of debt service paid in the year. Patriot accounts for its ESOP in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated Balance Sheets. As shares are released from collateral, Patriot reports compensation expense equal to the current market price of the shares, and the allocated shares are included in outstanding shares for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $360,000, 308,000 and $194,000 in 1998, 1997 and 1996,
respectively. The ESOP shares as of December 31, 1998 were as follows:


         Allocated shares........................     131,000
         Unreleased shares.......................     412,000
                                                   ----------
         Total ESOP shares.......................     543,000
                                                   ==========
         Fair value of unreleased shares.........  $4,833,000
                                                   ==========

                     PATRIOT BANK CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998

NOTE 14 -- EMPLOYEE BENEFIT PLANS -- (CONTINUED)

C. STOCK-BASED COMPENSATION

     Patriot maintains a Management Recognition Plan (MRP). The MRP provides that up to 271,000 shares of common stock may be granted, at the discretion of the Board, to key directors and officers at no cost to the individuals. Patriot granted 241,000 shares in 1996 and 10,000 shares in 1998 in the form of restricted stock payable over five years from the date of grant. The recipients of the restricted stock are entitled to all voting and other stockholder rights, except that the shares, while restricted, may not be sold, pledged or otherwise disposed of and are required to be held in escrow. In the event the recipient terminates association with Patriot for reasons other than death, disability or change in control, the recipient forfeits all rights to the allocated shares under restriction which are canceled and revert to Patriot for reissuance under the plan. Shares acquired by the MRP were newly issued shares and were recorded at the date of award based on the market value of shares. Shares acquired by the MRP, which are shown as a separate component of stockholders' equity, are being amortized to expense over the five-year vesting period. As shares are vested during this five-year period, Patriot records compensation expense equal to the shares being amortized. For the years ended December 31, 1998, 1997 and 1996, $359,000, $355,000 and $194,000 were amortized to expense. At December 31, 1998, 18,000 shares were reserved for future grants under the plan.

     Patriot maintains a stock option plan. Patriot's employee stock option plan is accounted for under the intrinsic value method of APB Opinion No. 25. Accordingly, Patriot is required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 "Accounting for Stock-Based Compensation," had been applied. The plan permits the grant of options to employees and directors for up to 542,000 shares of common stock. The options have a term of 10 years and vest over a five-year period. The exercise price of each option equals the market price of Patriot's stock on the date of grant. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, Patriot's 1998, 1997 and 1996 net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                   1998                       1997
                                         ------------------------   ------------------------
                                         AS REPORTED   PRO-FORMA    AS REPORTED   PRO-FORMA
                                         -----------   ----------   -----------   ----------
Net income.............................  $4,055,000    $3,685,000   $3,373,000    $3,110,000
Earnings per share -- basic............  $     0.83    $     0.75   $     0.62    $     0.58
Earnings per share -- diluted..........  $     0.78    $     0.71   $     0.59    $     0.54

                                                   1996
                                         ------------------------
                                         AS REPORTED   PRO-FORMA
                                         -----------   ----------
Net income.............................  $1,975,000    $ 1,841000
Earnings per share -- basic............  $     0.31    $     0.29
Earnings per share -- diluted..........  $     0.31    $     0.29

                      PATRIOT BANK CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998

NOTE 14 -- EMPLOYEE BENEFIT PLANS -- (CONTINUED)

A summary status of Patriot's option plans as of December 31, 1997 and 1996 and the charges during the years ending on those dates is presented below:

                                           1998                    1997                    1996
                                    ------------------      ------------------      ------------------
                                              WEIGHTED                WEIGHTED                WEIGHTED
                                              AVERAGE                 AVERAGE                 AVERAGE
                                    SHARES     PRICE        SHARES     PRICE        SHARES     PRICE
                                    -------   --------      -------   --------      -------   --------
Outstanding, beginning of year...   646,250    $ 7.26       637,500    $ 7.19            --        --
Granted..........................    31,500     13.66         8,750     13.10       637,500    $ 7.19
Exercised........................     6,800      7.19            --        --            --        --
Canceled.........................    11,450     11.29            --        --            --        --
                                    -------    ------       -------    ------       -------    ------
Outstanding at year-end..........   659,500    $ 7.49       646,250    $ 7.26       637,500    $ 7.19
                                    =======    ======       =======    ======       =======    ======
Options exercisable at
  year-end.......................   248,200                 127,500                      --
                                                            =======                 =======
Weighted average fair value of
  options granted during the
  year...........................              $ 4.40                  $ 5.34                  $ 2.74
                                               ======                  ======                  ======

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model as follows:

                                                  1998       1997       1996
                                                  -----      -----      -----
Assumptions:
  Dividend yield............................       2.40%      2.40%      2.40%
  Expected volatility.......................      34.71%     33.30%     22.90%
  Risk-free interest rate...................       6.00%      6.47%      6.50%

     The following table summarizes information about non-qualified options outstanding at December 31, 1998:

                                OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                 -------------------------------------------------      -------------------------------
                     NUMBER           WEIGHTED                              NUMBER
                 OUTSTANDING AT       AVERAGE          WEIGHTED         OUTSTANDING AT      WEIGHTED
   RANGE OF       DECEMBER 31,       REMAINING         AVERAGE           DECEMBER 31,       AVERAGE
EXERCISE PRICES       1998        CONTRACTUAL LIFE  EXERCISE PRICE           1998        EXERCISE PRICE
---------------  --------------   ----------------  --------------      --------------   --------------
         $7.19      628,000          7.5 years          $ 7.19             248,200           $ 7.19
 $12.00-$15.88       31,500          9.5 years          $13.66                  --           $13.66

D. EMPLOYEE STOCK PURCHASE PLAN

     In 1998, Patriot implemented an Employee Stock Purchase Plan ("ESPP") which permits eligible employees to purchase Patriot common stock directly from Patriot through payroll deduction. Purchases of common stock are made at 90% of the market value of Patriot common stock on the last day of each quarter. Purchases are limited annually to $25,000 fair market value and shares are issued from treasury stock. In 1998, Patriot recorded expense of $2,430 related to the ESPP.

E. PENSION PLAN

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

                     PATRIOT BANK CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998

NOTE 14 -- EMPLOYEE BENEFIT PLANS -- (CONTINUED)

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

NOTE 15 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS
           OF CREDIT RISK

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

     The contractual or notional amounts of outstanding loan commitments as of December 31, 1998 are as follows:

                                                              VARIABLE         TOTAL
                                              FIXED RATE        RATE        COMMITMENTS
                                              COMMITMENTS    COMMITMENTS    OUTSTANDING
                                              -----------   -------------   -----------
                                                           (IN THOUSANDS)
Financial instruments whose contract amounts
  represent credit risk
  Mortgage loans............................    $3,074         $   705        $ 3,779
  Consumer and other loans..................     1,291          22,318         23,609
  Commercial lines of credit................        --           9,381          9,381
  Commercial leases.........................     1,200              --          1,200
  Construction loans........................     3,705              --          3,705
                                                ------         -------        -------
                                                $9,270         $32,404        $41,674
                                                ======         =======        =======
Financial instruments whose notional or
  contract amounts exceed the amount of the
  credit risk
  Interest rate cap.........................        --          50,000         50,000
  Interest rate floor.......................        --          50,000         50,000

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

                      PATRIOT BANK CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998

NOTE 15 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS
           OF CREDIT RISK -- (CONTINUED)

     Interest rate cap and floor agreements are instruments used by Patriot to manage its interest rate risk and serve as a cash flow hedge for certain short term borrowings. An interest rate cap is an agreement whereby the seller of the cap contractually agrees to pay the buyer the difference between the actual interest rate and strike rate per the cap contract, if the actual rate is higher than the strike rate. An interest rate floor is an agreement whereby the seller of the floor contractually agrees to pay the buyer the difference between the actual interest rate and the strike rate of the floor contract, if the actual rate is lower than the strike rate. Patriot's interest rate cap and floor are due to terminate on December 25, 2001. The index used for agreements is the one month London Inter Bank Offering Rate (LIBOR).

NOTE 16 -- COMMITMENTS AND CONTINGENCIES

A. LEASE COMMITMENTS

     Patriot is committed to various operating leases related to branch facilities having initial or remaining terms in excess of one year. The minimum annual rental commitments under these leases outstanding at December 31, 1998 are as follows:


         1999.....................................  $ 424,589
         1999.....................................    466,389
         2000.....................................    485,005
         2001.....................................    504,589
         2002.....................................    425,527
         Thereafter...............................  3,460,539
                                                    ---------
                                                    5,771,638
                                                    =========


     Total rental expense for all leases for the year ended December 31, 1998, 1997 and 1996 totaled $260,038, $184,516 and $54,815, respectively.

B. OTHER

     Patriot is a defendant in various legal actions arising from normal business activities. Management believes that those actions are without merit or that the ultimate liability, if any, resulting from such actions will not have a material adverse effect on Patriot's consolidated financial position, results of operations, or stockholders' equity.

NOTE 17 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Patriot is required to disclose the estimated fair value of Patriot's assets and liabilities considered to be financial instruments. As with most financial institutions, the majority of Patriot's assets and liabilities are considered financial instruments as defined in SFAS No. 107. However, many of such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is Patriot's general practice and intent to hold the preponderance of its financial instruments to maturity and not to engage in trading or sales activities. Therefore, Patriot has used significant estimates and present value calculations to prepare this disclosure. Changes in the assumptions or methodologies used to estimate fair value may affect the estimated amounts.

     Estimates of fair value are made at a specific point in time based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any

                      PATRIOT BANK CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998

NOTE 17 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL
           INSTRUMENTS -- (CONTINUED)

premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. For a substantial portion of the Company's financial instruments, no quoted market exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management). Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties, future expected loss experience, and other factors. Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only, and therefore cannot be compared to the historical accounting model. Use of different assumptions or methodologies are likely to result in significantly different fair value estimates.

     The estimated fair values presented neither include nor give effect to the values associated with the Company's banking, or other business, existing customer relationships, extensive branch banking network, property, equipment, goodwill, or certain tax implications related to the realization of unrealized gains or losses. Also, the fair value of non-interest bearing demand deposits, savings, and NOW accounts and money market deposit accounts is equal to the carrying amount because these deposits have no stated maturity. Obviously, this approach to estimating fair value excludes the significant benefit that results from the low-cost funding provided by such deposit liabilities, as compared to alternative sources of funding. As a consequence, the fair value of individual assets and liabilities may not be reflective of the fair value of a banking organization that is a going concern.

     Fair values have been estimated using data which management considered the best available. Fair value of financial instruments actively traded in a secondary market has been estimated using quoted market prices. The fair value of loans receivable has been estimated using present value cash flow, discounted at an interest rate that gives effect to estimated prepayment risk and credit loss factors. Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount. Fair value of financial instrument liabilities with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market rates for similar assets and liabilities. The resulting estimated fair values and carrying amounts at December 31, 1998 and 1997, respectively were as follows:

                                              1998                        1997
                                      --------------------        --------------------
                                      ESTIMATED                   ESTIMATED
                                        FAIR      CARRYING          FAIR      CARRYING
                                        VALUE      AMOUNT           VALUE      AMOUNT
                                      ---------   --------        ---------   --------
                                                      (IN THOUSANDS)
Financial Assets:
Cash and cash equivalents....         $ 30,487    $ 30,487        $  9,014    $  9,014
Investment and
  mortgage-backed securities
  available for sale.........          386,380     386,380         343,125     343,125
Investment and
  mortgage-backed securities
  held to maturity...........           29,909      29,639          62,817      62,516
  Total Loans receivable
     (net)...................          516,292     514,656         426,557     426,304

Financial Liabilities:
  Deposits with no stated
     maturities..............          134,392     134,392         104,231     104,231
  Deposits with stated
     maturities..............          247,079     243,404         185,532     185,297
  Borrowings.................          546,779     549,321         516,149     508,301

                      PATRIOT BANK CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998

NOTE 17 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL
           INSTRUMENTS -- (CONTINUED)

                                          ESTIMATED                         ESTIMATED
                               NOTIONAL     FAIR      CARRYING   NOTIONAL     FAIR      CARRYING
                                AMOUNT      VALUE      AMOUNT     AMOUNT      VALUE      AMOUNT
                                ------    --------    --------    ------    --------    --------
Off-balance sheet items:
  Commitments to extend
     credit..................   49,663          --          --    49,663          --          --
  Caps and floors............   50,000        (281)        237    50,000           5         317

NOTE 18 -- REGULATORY MATTERS

     Patriot is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Patriot's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Patriot must meet specific capital guidelines that involve quantitative measures of Patriots assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Patriot's capital amounts are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require Patriot Bank Corp and Patriot Bank to maintain minimum amounts and ratios (set forth in the table below) of total and core capital (as defined in the regulations) to risk-weighted assets, and of core capital to adjusted assets. Management believes, as of December 31, 1998, that Patriot meets all capital adequacy requirements to which it is subject.

     As of December 31, 1998, the most recent notification from the Department of Banking of the Commonwealth of Pennsylvania categorized Patriot Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Patriot Bank must maintain minimum total risk-based, core risk-based and core leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions category.

                                                            REQUIRED TO BE
                                                              ADEQUATELY          REQUIRED TO BE
                                           ACTUAL             CAPITALIZED        WELL CAPITALIZED
                                       ---------------      ---------------      -----------------
                                       AMOUNT    RATIO      AMOUNT    RATIO       AMOUNT    RATIO
                                       -------   -----      -------   -----      --------   ------
                                                             (IN THOUSANDS)
As of December 31, 1998
  Total capital (to risk weighted
     assets)
     Patriot Bank Corp...............  $60,050   12.46%     $38,551     8%       $48,189      10%
     Patriot Bank....................   43,553   10.15%      34,341     8%        42,926      10%
  Tier I capital (to risk-weighted
     assets)
     Patriot Bank Corp...............   48,184   10.00%      19,275     4%        28,913       6%
     Patriot Bank....................   38,641    9.00%      17,170     4%        25,756       6%
  Tier I capital (to average assets)
     Patriot Bank Corp...............   48,184    5.37%      38,448     4%        44,848       5%
     Patriot Bank....................   38,641    5.78%      29,632     4%        33,411       5%

     Patriot Bank is subject to regulations of certain regulatory agencies and, accordingly, is periodically examined by such regulatory authorities. As a consequence of the regulation of banking activities, Patriot Bank's operations are susceptible to changes in legislation and regulations.

                      PATRIOT BANK CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998

NOTE 18 -- REGULATORY MATTERS -- (CONTINUED)

     The following schedule summarizes the actual capital balances and ratios of Patriot Bank at December 31, 1997:

                                                            REQUIRED TO BE
                                                              ADEQUATELY          REQUIRED TO BE
                                           ACTUAL             CAPITALIZED        WELL CAPITALIZED
                                       ---------------      ---------------      -----------------
                                       AMOUNT    RATIO      AMOUNT    RATIO       AMOUNT    RATIO
                                       -------   -----      -------   -----      --------   ------
                                                             (IN THOUSANDS)
As of December 31, 1997
  Total capital (to risk weighted
     assets)
     Patriot Bank Corp...............  $62,807   14.54%     $34,567     8%       $43,208      10%
     Patriot.........................   44,100   10.77%      32,748     8%        40,936      10%
  Tier I capital (to risk-weighted
     assets)
     Patriot Bank Corp...............   55,837   12.92%      17,283     4%        25,925       6%
     Patriot.........................   41,588   10.16%      16,374     4%        24,561       6%
  Tier I capital (to average assets)
     Patriot Bank Corp...............   55,837    7.90%      28,282     4%        35,353       5%
     Patriot.........................   41,588    6.12%      27,204     4%        34,005       5%

     In conformity with Patriot's charter, a "liquidation account" was established for Patriot Bank at the time of its conversion to the stock form of ownership. In the unlikely event of a complete liquidation of Patriot Bank, holders of savings accounts with qualifying deposits, who continue to maintain their savings accounts, would be entitled to a distribution from the "liquidation account" in an amount equal to the then current adjusted savings account balance before any liquidation distribution could be made with respect to capital stock. The balance in the "liquidation account" was $10,792,000 at December 31, 1998. This amount may not be utilized for the payment of cash dividends to the holding company.

     LIMITATION ON CAPITAL DISTRIBUTIONS. Dividend payments by the Bank to the Company are subject to the Pennsylvania Banking Code of 1965 and the FDI Act. Under the Pennsylvania Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FDI Act, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, the Bank would be limited to approximately $22.2 million of dividends in 1999 plus an additional amount equal to the Bank's net profit for 1999, up to the date of any such dividend declaration.

                      PATRIOT BANK CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998

NOTE 19 -- PARENT COMPANY FINANCIAL INFORMATION

     Condensed financial information for Patriot Bank Corp. is as follows:

     CONDENSED BALANCE SHEETS

                                                      DECEMBER 31,
                                                  ---------------------
                                                   1998          1997
                                                  -------       -------
                                                     (IN THOUSANDS)
Assets
  Cash and cash equivalents.....................  $    16       $    89
  Loans to subsidiaries.........................       49           499
  Investment in subsidiaries....................   62,547        66,517
  Other assets..................................      649           586
                                                  -------       -------
        Total assets............................  $63,261       $67,691
                                                  =======       =======
Liabilities and stockholders' equity
  Other liabilities.............................  $ 2,001       $ 2,158
  Trust Preferred Securities....................   19,000        19,000
  Stockholders' equity..........................   42,260        46,533
                                                  -------       -------
        Total liabilities and stockholders'
           equity...............................  $63,261       $67,691
                                                  =======       =======

     CONDENSED STATEMENTS OF INCOME

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                       1998     1997     1996
                                                      ------   ------   ------
                                                           (IN THOUSANDS)
Interest income.....................................  $   27   $  161   $  824
Other Income........................................      --        5       --
                                                      ------   ------   ------
        Total Income................................  $   27      166      824
Interest expense....................................   2,231    1,187       --
Other Expense.......................................   3,397      875      531
                                                      ------   ------   ------
        Total Expense...............................   5,628    2,062      531
Income (loss) before income taxes and undistribute
  earnings of subsidiaries..........................  (5.601)  (1,896)     293
Income taxes (benefit) expense......................    (967)    (527)     111
                                                      ------   ------   ------
Income (loss) before undistributed earnings of
  subsidiaries......................................  (4,634)  (1,369)     182
Earnings of subsidiaries............................   8,689    4,742    1,793
                                                      ------   ------   ------
        Net income..................................  $4,055   $3,373   $1,975
                                                      ======   ======   ======

                      PATRIOT BANK CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1998

NOTE 19 -- PARENT COMPANY FINANCIAL INFORMATION -- (CONTINUED)

       CONDENSED STATEMENTS OF CASH FLOWS

                                                     YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                    1998      1997      1996
                                                   -------   -------   -------
                                                         (IN THOUSANDS)
Cash flows from operating activities
  Net income.....................................  $ 4,055   $ 3,373   $ 1,975
  Adjustments to reconcile net income to net cash
     provided by operating activities
     Earnings from subsidiaries..................   (8,689)   (4,742)   (1,793)
     Dividends from subsidiaries.................   23,600    13,615     5,000
     Change in other assets......................      (63)     (121)      462
     Change in other liabilities.................     (157)    1,564       530
     MRP/ESOP Plans..............................      879       663       390
                                                   -------   -------   -------
        Net cash provided by operating
           activities............................   19,625    14,352     5,739
                                                   -------   -------   -------
Cash flows from investing activities
  Investment in subsidiary.......................  (11,741)  (17,814)  (20,581)
  Loans to subsidiary............................      450      (499)   18,214
                                                   -------   -------   -------
        Net cash used in investing activities....  (11,291)  (18,313)   (2,367)
                                                   -------   -------   -------
Cash flows from financing activities
  Net proceeds from trust preferred securities...       --    19,000        --
     Cash dividends paid to stockholders.........   (1,515)   (1,396)     (973)
     Purchase of treasury stock..................   (6,892)  (13,554)   (2,517)
                                                   -------   -------   -------
        Net cash provided by financing
           activities............................   (8,407)    4,050    (3,490)
Increase (decrease) in cash and cash
  equivalents....................................      (73)       89      (118)
Cash and cash equivalents at beginning of year...       89        --       118
                                                   -------   -------   -------
Cash and cash equivalents at end of year.........  $    16   $    89   $    --
                                                   =======   =======   =======

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On February 26, 1998, the Board of Directors of the Company engaged KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 1998. The Company interviewed several independent accounting firms before selecting KPMG LLP. The decision to change the Company's accountants was recommended by the Audit Committee of the Company's Board of Directors.

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

     The Company did not consult with KPMG LLP on any matter during the two years prior to the engagement of KPMG LLP.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

     The information relating to executive compensation and directors' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 1999, excluding the Stock Performance Graph and Compensation Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 1999.

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

   3.1  Certificate of Incorporation of the Patriot Bank Corp.
        (Incorporated by reference to Exhibit 3.1 to Patriot Bank
        Corp.'s Registration Statement No. 33-96530 on Form S-1.)
   3.2 Bylaws of the Patriot Bank Corp. (Incorporated by reference to Exhibit 3.2 to Patriot Bank Corp.'s Registration
        Statement No. 35-96530 on Form S-1.)
  10.1  Employment Agreement between Patriot Bank Corp. and Joseph
        W. Major dated May 23, 1997. (Incorporated by reference to
        Exhibit 10.1 to Patriot Bank Corp.'s Annual Report on Form
        10-K for the year ended December 31, 1997.)***
  10.2  Amended and Restated Employment Agreement between Patriot
        Bank Corp. and Gary N. Gieringer dated June 30, 1998.***
  10.3  Employment Agreement between Patriot Bank Corp. and Richard
        A. Elko dated May 23, 1997. (Incorporated by reference to
        Exhibit 10.3 to Patriot Bank Corp.'s Annual Report on Form
        10-K for the year ended December 31, 1997.)***
  10.4  Change in Control Agreement between Patriot Bank Corp. and
        Paulette A. Strunk dated May 23, 1997. (Incorporated by reference to Exhibit 10.4 to Patriot Bank Corp.'s Annual
        Report on Form 10-K for the year ended December 31, 1997.)***
  10.5  Change in Control Agreement between Patriot Bank Corp. and
        Robert G. Philips dated May 23, 1997. (Incorporated by reference to Exhibit 10.5 to Patriot Bank Corp.'s Annual
        Report on Form 10-K for the year ended December 31, 1997.)***
  10.6  Employment Agreement between Patriot Bank and Joseph W.
        Major dated May 23, 1997. (Incorporated by reference to
        Exhibit 10.6 to Patriot Bank Corp.'s Annual Report on Form
        10-K for the year ended December 31, 1997.)***
  10.7 Employment Agreement between Kevin R. Pyle and Patriot Bank dated March 1, 1998.***
  10.8  Employment Agreement between Richard A. Elko and Patriot
        Bank dated May 23, 1997. (Incorporated by reference to
        Exhibit 10.8 to Patriot Bank Corp.'s Annual Report on Form
        10-K for the year ended December 31, 1997.)***
  10.9  Change in Control Agreement between Paulette A. Strunk and
        Patriot Bank dated May 23, 1997. (Incorporated by reference to Exhibit 10.9 to Patriot Bank Corp.'s Annual Report on
        Form 10-K for the year ended December 31, 1997.)***
 10.10  Change in Control Agreement between Robert G. Philips and
        Patriot Bank dated May 23, 1997. (Incorporated by reference to Exhibit 10.10 to Patriot Bank Corp.'s Annual Report on
        Form 10-K for the year ended December 31, 1997.)***
 10.11  The Patriot Bank Corp. 1996 Stock-Based Incentive Plan.
        (Incorporated by reference to Patriot Bank Corp.'s Proxy
        Statement for the 1996 Annual Meeting of Stockholders filed
        April 26, 1996).***
 10.12 Employment Agreement between Joni S. Naugle and Patriot Bank dated December 1, 1998.***
  21.0  Subsidiaries.
  23.1  Consent of Grant Thornton LLP
  23.2  Consent of KPMG LLP
  27.0  Financial Data Schedule
  99.0  Proxy Statement for the 1999 Annual Meeting of Stockholders
        (filed herewith)

------------------
*** Denotes a management contract or a compensatory plan or arrangement.

(B) REPORTS ON FORM 8-K.

None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PATRIOT BANK CORP

Dated: March 19, 1999                      By /s/ JOSEPH W. MAJOR
                                              ----------------------------------
                                              Joseph W. Major
                                              President and Chief
                                              Executive Officer


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

             NAME                           TITLE                      DATE
             ----                           -----                      ----

/s/ JAMES B. ELLIOTT             Chairman of the Board            March 19, 1999
--------------------------
James B. Elliott

/s/ JOSEPH W. MAJOR              President and Chief Executive    March 19, 1999
--------------------------       Officer and Director
Joseph W. Major

/s/ RICHARD A. ELKO              Executive Vice President         March 19, 1999
--------------------------       and Chief Financial Officer
Richard A. Elko                  and Director


/s/ SAMUEL N. LANDIS             Director                         March 19, 1999
--------------------------
Samuel N. Landis

/s/ LARRY V. THREN               Director                         March 19, 1999
--------------------------
Larry V. Thren

/s/ JAMES A. BENTLEY, JR.        Director                         March 19, 1999
--------------------------
James A. Bentley, Jr.

/s/ JAMES G. BLUME               Controller, Chief                March 19, 1999
--------------------------       Accounting Officer
James G. Blume