Form 10-Q
period 1999-03-31
PATRIOT BANK CORP
filed 1999-05-17
CIK 1000235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

                         Commission File Number 0-26744

                               PATRIOT BANK CORP.

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   PENNSYLVANIA                                                    232820537
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

High and Hanover Streets, Pottstown, Pennsylvania                  19464-9963
--------------------------------------------------------------------------------
(Address of principal executive offices)                            Zip Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,628,626 shares of common stock were outstanding as of May 14, 1999.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                                  Page
PART I  FINANCIAL INFORMATION
     Item 1  FINANCIAL STATEMENTS

             Consolidated Balance Sheets at March 31, 1999
             and December 31, 1998

             Consolidated Statements of Income for the Three-Month
             Periods ended March 31, 1999 and 1998

             Consolidated Statements of Stockholders' Equity for the
             Periods ended March 31, 1999 and December 31, 1998

             Consolidated Statements of Cash Flows for the Three-Month Periods ended March 31, 1999 and 1998

             Consolidated Statements of Comprehensive Income for the Three-Month Periods
             ended March 31, 1999 and 1998

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

PART II OTHER INFORMATION

    Items 1  through 6

SIGNATURES

                       Patriot Bank Corp. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                                March 31,      December 31,
---------------------------------------------------------------------------------------------------------------------------
                                                                                                  1999            1998
---------------------------------------------------------------------------------------------------------------------------

                                                                         (unaudited)

ASSETS
Cash and due from banks                                                                       $     4,063      $   1,044
Interest-earning deposits in other financial institutions                                          18,227         29,443
                                                                                              -----------      ---------
   Total cash and cash equivalents                                                                 22,290         30,487
Investment and mortgage-backed securities available for sale                                      436,490        386,380
Investment and mortgage-backed securities held to maturity (market value of
    $21,434 and $29,909 at March 31, 1999
     and December 31, 1998, respectively)                                                          21,276         29,639
Loans held for sale                                                                                   933          5,576
Loans and leases receivable, net of provision for credit loss of $6,164 and $4,087
   at March 31, 1999 and December 31, 1998, respectively                                          555,276        504,993
Premises and equipment, net                                                                        14,810         10,259
Accrued interest receivable                                                                         4,595          4,114
Real estate and other property owned                                                                   63             58
Cash surrender value life insurance                                                                15,068             --
Goodwill                                                                                           13,808          2,267
Other assets                                                                                        7,000          6,988
                                                                                              -----------      ---------
    Total assets                                                                              $ 1,091,609      $ 980,761
                                                                                              ===========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                         $473,237       $377,796
FHLB advances                                                                                     370,197        360,198
Securities sold under repurchase agreements                                                       160,031        170,123
Trust preferred debt securities                                                                    19,000         19,000
Advances from borrowers for taxes and insurance                                                     5,055          4,747
Other liabilities                                                                                   5,965          6,637
                                                                                                ---------      ---------
      Total liabilities                                                                         1,033,485        938,501
                                                                                                ---------      ---------
Preferred stock, $.01 par value, 2,000,000 shares authorized, none
      Issued at March 31, 1999 and December 31, 1998, respectively                                     --             --
Common stock, no par value, 10,000,000 shares authorized, 6,557,618
      and 7,034,927 issued at March 31, 1999 and December 31, 1998, respectively                       --             --
Paid in capital                                                                                    58,015         60,404
Common stock acquired by ESOP, 411,352 and 404,925  shares at amortized cost at
     March 31, 1999 and December 31, 1998, respectively                                           (2,249)        (2,285)
Common stock acquired by MRP, 147,067 and 154,116 shares at amortized
     cost at March 31, 1999 and December 31, 1998, respectively                                     (941)          (971)
Retained earnings                                                                                   5,132          4,220
Treasury stock, 377,000 and 2,122,309 at cost at March 31, 1999
     and December 31, 1998, respectively                                                          (4,240)       (22,963)
Accumulated other comprehensive income                                                              2,407          3,855
                                                                                              -----------      ---------
     Total stockholders' equity                                                                    58,124         42,260
                                                                                              -----------      ---------
     Total liabilities and stockholders' equity                                               $ 1,091,609      $ 980,761
                                                                                              ===========      =========


The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except for share data)

                                                                      Three-Month Period Ended
                                                                             March 31,
------------------------------------------------------------------------------------------------

                                                            1999                  1998
------------------------------------------------------------------------------------------------

                                                                           (unaudited)
INTEREST INCOME
    Interest-earning deposits                                    $    103               $     50
    Investment and mortgage-backed securities                       7,185                  6,849
    Loans                                                          10,673                  8,220
                                                                 --------               --------
        Total interest income                                      17,961                 15,119
                                                                 --------               --------
INTEREST EXPENSE

    Deposits                                                        4,921                  3,961
    Short-term borrowings                                           3,012                  4,520
    Long -term borrowings                                           4,341                  2,442
                                                                    -----                  -----
         Total interest expense                                    12,274                 10,923
                                                                   ------                 ------
          Net interest income before provision for
               credit losses                                        5,687                  4,196
    Provision for credit losses                                       300                    250
                                                                 --------               --------
          Net interest income after provision for
               credit losses                                        5,387                  3,946
                                                                 --------               --------
NON-INTEREST INCOME

    Service fees, charges and other operating income                  721                    296
    Gain on sale of real estate acquired through
            foreclosure                                                 1                     --
    Gain on sale of investment and mortgage-backed
           securities available for sale                              284                    304
    Mortgage banking gains                                            128                     64
                                                                 --------               --------
           Total non-interest income                                1,134                    664
                                                                 --------               --------
NON-INTEREST EXPENSE

     Salaries and employee benefits                                 2,556                  1,906
     Office occupancy and equipment                                 1,110                    491
     Professional services                                            130                    170
     Federal deposit insurance premiums                                55                     46
     Data processing                                                   37                     31
     Advertising                                                      165                    211
     Deposit processing                                               122                     99
     Goodwill amortization                                            196                     --
     Other operating expense                                          358                    399
                                                                 --------               --------
             Total non-interest expense                             4,729                  3,353
                                                                 --------               --------
              Income before income taxes                            1,792                  1,257
      Income taxes                                                    488                    298
                                                                 --------               --------
             Net income                                           $ 1,304               $    959
                                                                 ========               ========
      Earnings per share - basic                                 $   0.23               $   0.19
                                                                 ========               ========
      Earnings per share - diluted                               $   0.22               $   0.18
                                                                 ========               ========
      Dividends per share                                        $   0.08               $   0.07
                                                                 ========               ========




The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (in thousands, unaudited)


                                                                                                            Accumulated
                                                                                                               Other
                                Number of   Paid-in                              Retained     Treasury     Comprehensive
                                 Shares     Capital       ESOP        MRP        Earnings        Stock         Income        Total
                              ----------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1998       4,811    $ 59,982      $(2,428)    $(1,285)     $ 1,680       $(16,071)     $ 4,655       $46,533
Common stock issued                  2          46                                                   --           --            46
Common stock acquired by
     MRP                            (2)         --           --         (46)          --             --           --           (46)
Treasury stock purchased          (538)         --           --          --           --         (6,892)          --        (6.892)
Stock split 25%                     --          --           --          --           --             --           --            --
Release and amortization
    of MRP                          48         156           --         360           --             --           --           516
Release of ESOP shares              26         220          143          --           --             --           --           363
Change in unrealized gains
    on securities available
    for sale, net of taxes          --          --           --          --           --             --         (800)         (800)
Net income                          --          --           --          --        4,055             --           --         4.055
Cash dividends paid                 --          --           --          --       (1,515)            --           --        (1,515)
                                 -----    --------      -------     -------      -------       --------      -------       -------
BALANCE AT DECEMBER 31, 1998     4,347    $ 60,404      $(2,285)    $  (971)     $ 4,220       $(22,963)     $ 3,855       $42,260
                                 -----    --------      -------     -------      -------       --------      -------       -------
Common stock issued                  5          60                                                   --           --            60
Common stock acquired by
     MRP                            (5)         --           --         (60)          --             --           --           (60)
Treasury stock purchased          (377)         --           --          --           --         (4,808)          --        (4.808)
Treasury stock retired              --     (23,531)          --          --           --         23,531           --            --
Common stock issued for
    business combination         1,640      21,047           --          --           --             --           --        21,047
Amortization of MRP shares          12          --           --          90           --             --           --            90
Amortization of ESOP shares          7          35           36          --           --             --           --            71
Change in unrealized gains
    on securities available
    for sale, net of taxes          --          --           --          --           --             --       (1,448)       (1,448)
Net income                          --          --           --          --        1,304             --           --         1.304
Cash dividends paid                 --          --           --          --         (392)            --           --          (392)
                                 -----    --------      -------     -------      -------       --------      -------       -------
BALANCE AT MARCH 31, 1999        5,629    $ 58,015      $(2,249)    $  (941)     $ 5,132       $ (4,240)     $ 2,407       $58,124
                                 =====    ========      =======     =======      =======       ========      =======       =======


The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)



                                                                                                 Three-Months Period Ended March 31,
                                                                                                 -----------------------------------
                                                                                                      1999           1998
                                                                                                      ----           ----
Operating activities
Net Income                                                                                          $1,304           $959
Adjustments to reconcile net income to net cash provided by operating activities
         Amortization and accretion of
            Deferred loan origination fees                                                               2            (6)
            Premiums and discounts                                                                   (581)           (88)
            MRP shares                                                                                  90             90
            Goodwill                                                                                   196             --
         Provision for credit losses                                                                   300            250
         Release of ESOP shares                                                                         71             95
         Gain on sale of  securities available for sale                                              (284)          (304)
         Loss on sale of real estate owned                                                             (1)             --
         Charge-off real estate owned                                                                   59             --
         Depreciation of premises and equipment                                                        522            201
         Mortgage loans originated for sale                                                        (7,161)        (9,267)
         Mortgage loans sold                                                                        11,804          5,153
         Decrease in deferred income taxes                                                         (2,062)          (683)
         Increase (decrease) in accrued interest receivable                                            254           (15)
         Increase (decrease) in other assets                                                         4,863        (6,322)
         (Decrease) increase in other liabilities                                                    (948)          3,013
                                                                                                     -----          -----
              Net Cash provided (used) by operating activities                                       8,428        (6,924)
                                                                                                     -----        -------
Investing activities
         Loan originations and principal payments on loans, net                                    (1,488)       (17,065)
         Proceeds from the sale of securities - available for sale                                   4,121          5,834
         Proceeds from the maturity of securities - available for sale                              25,633         12,199
         Proceeds from the maturity of securities - held to maturity                                 8,363          5,626
         Purchase of securities - available for sale                                              (41,576)       (19,933)
         Purchase of bank owned life insurance                                                    (14,905)             --
         Proceeds from sale of real estate owned                                                         5             --
         Purchase of premises and equipment                                                          (809)          (238)
         Cash received in business combination                                                      10,077        -------
                                                                                                    ------        -------
            Net cash used in by investing activities                                                (10,579)       (13,577)
                                                                                                    --------       --------

Financing activities
         Net increase in deposits                                                                        941       54,934
         Repayment of short term borrowings                                                          (2,068)    (105,395)
         Repayment of (proceeds) from long term borrowings                                              (25)       71,000
         Increase (decrease) in advances from
            Borrowers for taxes and insurance                                                            306          728
         Cash paid for dividends                                                                       (392)        (355)
         Purchase of Treasury Stock                                                                  (4,808)           --
                                                                                                     -------     --------
Net cash (used) provided by financing activities                                                   (6,046)         20,912
                                                                                                   ---------      -------
Net (decrease) increase in cash and cash equivalents                                               (8,197)            411

Cash and cash equivalents at beginning of year                                                      30,487           9,014
                                                                                                    ------           -----
Cash and cash equivalents at end of year                                                            22,290          $9,425
                                                                                                    ======          ======
Supplemental Disclosures
          Cash paid for interest on deposits                                                        $4,681          $3,954
                                                                                                    ======          ======
          Cash paid for income taxes                                                                  $618             $12
                                                                                                      ====             ===
          Transfers from loans to real estate owned                                                    $60             $17
                                                                                                       ===             ===

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (in thousands, unaudited)

                                                                                            Three-Month Period Ended
-------------------------------------------------------------------------------------------------------------------------
                                                                                                     March 31,
-------------------------------------------------------------------------------------------------------------------------
                                                                                              1999               1998
-------------------------------------------------------------------------------------------------------------------------

Net income                                                                                   $ 1,304             $  959
Other comprehensive income, net of tax

   Unrealized gains on securities

      Unrealized holding (losses) gains arising during the period                              (1,261)              3,826
      Less: Reclassification adjustment for gains included
               in net income                                                                     (187)              (201)
                                                                                                 -----              -----


Comprehensive (loss) income                                                                  $  (144)             $ 4,584
                                                                                             =========            =======





PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 1999

Note 1 - General

       The accompanying financial statements of Patriot Bank Corp. and Subsidiaries ("Patriot") include the accounts of the parent company, Patriot Bank Corp. and its wholly-owned subsidiaries, Patriot Bank and Patriot Investment Company. All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1998.

PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 1999

Note 2 - Investment And Mortgage-Backed Securities

The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                 March 31, 1999                                   December 31, 1998
----------------------------------------------------------------------------------------------------------------------------------
                                   Amortized   Unrealized   Unrealized    Fair     Amortized   Unrealized  Unrealized      Fair
                                      cost       gain         loss        value       cost        gain        loss         value
----------------------------------------------------------------------------------------------------------------------------------
                                                                                   (in thousands)
AVAILABLE FOR SALE:
Investment securities
   U.S. Treasury and
    government agency
    securities                    $  67,388   $      187   $    149    $  67,426   $  40,568   $     176   $      45     $  40,699
    Corporate debt securities        19,694        1,088        100       20,682      19,102       1,705          92        20,715
    FHLMC Preferred Stock            34,961        1,778         --       36,739      34,959       1,831          --        36,790
    FHLB Stock                       19,460           --         --       19,460      18,607          --          --        18,607
    Equity securities                13,456        1,361      1,038       13,779       7,257       1,528         203         8,582


Mortgage-backed
   securities
     FHLMC                            5,537           52         11        5,578       6,122          52          17         6,157
     Fannie Mae                      53,102          106        623       52,585      43,554         171         255        43,470
     GNMA                             6,186          119         --        6,305       7,114          97           5         7,206

Colateralized mortgage
   Obligations
    FHLMC                           118,309        1,577        345      119,541     104,751       1,505          --       106,256
    Fannie Mae                       87,361          464        949       86,876      89,855         668       1,229        89,294
    Other                             7,462           65          8        7,519       8,560          44          --         8,604
                                  ---------     --------   --------     --------   ---------   ---------   ---------     ---------


Total securities available for
sale                              $ 432,916   $    6,797   $  3,223    $ 436,490   $ 380,449   $   7,777   $   1,846     $ 386,380
                                  =========     ========   ========    =========   =========   =========   =========     =========

HELD TO MATURITY:
Investment securities
   U.S. Treasury and
     government agency
     Securities                   $     900   $        4    $    --    $     904   $    900    $       8   $      --     $     908
     Corporate debt securities        1,502           42         --        1,544      1,502           58          --         1,560

Colateralized mortgage
   Obligations
    FHLMC                             1,041            8         --        1,049      1,176           14          --         1,190
    Fannie Mae                        6,251           --          2        6,249      7,509            8          --         7,517
    Other                            11,582          107          1       11,688     18,552          185           3        18,734
                                   --------      -------   --------    ---------   --------    ---------   ---------     ---------

Total securities held to maturity  $ 21,276    $     161   $      3    $ 21,434    $ 29,639    $     273   $       3      $ 29,909
                                   ========    =========   ========    =========   ========    =========   =========     =========

Note 3 - Loans Receivable

    Loans receivable are summarized as follows:

                                                                                  March 31,                       December 31,
------------------------------------------------------------------------------------------------------------------------------
                                                                                    1999                              1998
------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (in thousands)
   Mortgage loan portfolio
      Secured by real estate                                                      $301,721                           $300,232
      Construction                                                                   3,716                              5,267
    Consumer loan portfolio
      Home equity                                                                   72,871                             64,807
      Consumer                                                                      10,695                              4,336
   Comercial loan portfolio
      Commercial                                                                   129,454                             92,367
      Commercial leases                                                             45,106                             44,301
                                                                                 ---------                          ---------
         Total loans receivable                                                    563,563                            511,310
         Less deferred loan origination fees                                       (2,123)                            (2,230)
         Allowance for credit losses                                               (6,164)                            (4,087)
                                                                                 ---------                          ---------

         Total loans receivable, net                                              $555,276                           $504,993
                                                                                 =========                          =========


Note 4 - Deposits

   Deposits are summarized as follows:

                                                                                  March 31,                       December 31,
------------------------------------------------------------------------------------------------------------------------------
Deposit type                                                                        1999                              1998
------------------------------------------------------------------------------------------------------------------------------
                                                                                               (in thousands)

NOW                                                                              $  37,197                           $ 23,961

Money market                                                                        85,350                             74,613

Savings accounts                                                                    43,775                             22,416

Non-interest-bearing demand                                                         23,320                             13,402
                                                                                  --------                           --------

   Total demand, transaction, money
       market and savings deposits                                                 189,642                            134,392

Certificates of deposits                                                           283,595                            243,404
                                                                                  --------                           --------

   Total deposits                                                                $ 473,237                          $ 377,796
                                                                                 =========                          =========


Note 5 - Year 2000 Compliance.

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

       COST. The cost of the project and the date on which Patriot plans to complete both Year 2000 modifications and system conversions are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. Management currently estimates the cost of its Year 2000 plan including performing tests, documenting results and making modifications where necessary to be approximately $145,000 of which $82,000 has been expensed prior to March 31, 1999.

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

Note 6 - Accounting for Derivative Instruments and Hedging Activities

       In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of certain exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (b) a hedge of the exposure to variable cash flows of a forecasted transaction; or (c) a hedge of foreign currency exposure. This statement is effective for all fiscal quarters of fiscal years beginning after December 15, 1999. Earlier adoption is permitted. Patriot has not yet determined the impact, if any, of this statement, including if applicable, its provisions for the potential reclassifications of certain investment securities, on earnings, financial condition or equity.

Note 7 - Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Mortgage Loans Held for Sale by a Mortgage Banking Enterprise

       In October 1998, the FASB issued Statement No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement requires that after the securitizaion of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify any retained mortgage-backed securities based on the ability and intent to sell or hold those investments, except that a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. This statement is effective for the first fiscal quarter beginning after December 15, 1999, with earlier adoption permitted. This statement provides a one-time opportunity for an enterprise to reclassify, based on the ability and intent on the date of adoption of this statement, mortgage-backed securities and other beneficial interest retained after securitization of mortgage loans held for sale from the trading category, except for those with commitments in place. Patriot has not yet determined the impact, if any, of this statement, including if applicable, its provisions for the potential reclassifications of certain investment securities, on earnings, financial condition or equity.

Note 9 - Business Combinations

       On January 22, 1999, the Company consummated its acquisition of First Lehigh Corporation (First Lehigh), the holding company of First Lehigh Bank. At the time of the merger First Lehigh Bank was a commercial bank with $104,475,000 in total assets, $93,905,000 in total deposits, and five branches in Lehigh and Carbon counties of Pennsylvania. Patriot issued 1,640,000 shares of common stock for all of the outstanding common and preferred stock of First Lehigh. The transaction had a total value of $21,047,000. The acquisition was accounted for as a purchase, and accordingly the results of operations of First Lehigh will be included in Patriot;s consolidated statement of income from the date of acquisition. The transaction added $6,712,000 of goodwill and $4,508,000 of core deposit intangibles to Patriot's balance sheet which will be amortized on an accelerated basis over a period of 15-20 years.

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

       GENERAL. Patriot reported diluted earnings per share of $.22 and net income of $1,304,000 for the three-month period ended March 31, 1999. This represents an increase of 22% over diluted earnings per share of $.18 and net income of $959,000 for the three month period ended March 31, 1998. Return on average equity was 9.44%, for the three-month period ended March 31, 1999 compared to 8.29%, for the three-month period ended March 31, 1998.

       NET INTEREST INCOME. Net interest income for the three-month period ended March 31, 1999 was $5,687,000 compared to $4,196,000 for the same period in 1998. This increase is primarily due to an increase in average balances associated with the acquisitions of Keystone Financial Leasing Company (Keystone) and First Lehigh Corporation (First Lehigh) and as Patriot has continued to grow its assets to more fully utilize its capital. Patriot's net interest margin (net interest income as a percentage of average interest-earning assets) was 2.32% for the three-month period ended March 31, 1999 compared to 2.02% for the same period in 1998. The increase in margin is primarily due to the acquisitions and the growth of Patriot's commercial loan portfolio.

       Interest on loans and leases was $10,673,000 for the three-month period ended March 31, 1999 compared to $8,220,000 for the same period in 1998. The average balance of loans was $541,505,000 with an average yield of 7.93% for the three-month period ended March 31, 1999 compared to an average balance of $430,235,000 with an average yield of 7.67% for the same period in 1998. The increase in average balance is due to the acquisitions of Keystone and First Lehigh and as Patriot continues to have strong originations of commercial loans. The increase in average yield is primarily a result of a greater volume of higher yielding commerical loans and leases from both acquisitions coupled with Patriot's increased originations of its own commercial loan.

       Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $7,185,000 for the three-month period ended March 31, 1999 compared to $6,849,000 for the same period in 1998. The average balance of the investment portfolio was $453,395,000 with an average yield of 6.60% for the three-month period ended March 31, 1999 compared to an average balance of $399,140,000 with an average yield of 7.01% for the same period in 1998. The increase in average balance was primarily due to investments acquired from First Lehigh. The decrease in average yield is related to decreases in yields in the market.

       Interest on total deposits was $4,921,000 for the three-month period ended March 31, 1999 compared to $3,961,000 for the same period in 1998. The average balance of total deposits was $442,156,000 with an average cost of 4.51% for the three-month period ended March 31, 1999 compared to an average balance of $320,326,000 with an average cost of 5.01% for the same period in 1998. The increase in average balance is primarily the result of $93,905,000 of new deposits from the acquisition of First Lehigh coupled with aggressive marketing of money market and other transaction-based deposit accounts, and an increase in Patriot's jumbo deposit program. The decrease in average yield was the result of a higher percentage of lower costing core deposits due to the addition of approximately $50,000,000 in core deposits from the First Lehigh acquistion coupled with general decreases in interest rates.

       Interest on borrowings was $7,353,000 for the three-month period ended March 31, 1999 compared to $6,962,000 for the same period in 1998. The average balance of borrowings was $549,858,000 with an average cost of 5.42% for the three-month period ended March 31, 1999 compared to an average balance of $476,282,000 with a cost of 5.92% for the same period in 1998. The increase in average balance was due to the use of borrowings to fund the growth in the balance sheet particularly for the funding of the purchase Keystone Leasing Company. The decrease in the cost of borrowings was the result of a general decrease in interest rates.

       PROVISION FOR CREDIT LOSSES. The provision for credit losses was $300,000 for the three-month period ended March 31, 1999 compared to $250,000 for the same period in 1998. The increase in the provision is a reflection of the growth of Patriot's loan portfolio and the origination of more commercial loans and leases offset somewhat by Patriot's asset quality and low level of delinquencies and low level of non-performing assets. At March 31, 1999 Patriot's non-performing assets were .16% of total assets and all loans 30 days or more delinquent were .69% of total loans.

       NON-INTEREST INCOME. Total non-interest income was $1,134,000 for the three-month period ended March 31,1999 compared to $664,000 for the same period in 1998. The increase in other non-interest incomewas primarily due to an increased emphasis on recurring non-interest income including loan and deposit fees, ATM fees, mortgage banking gains, and income from bank owned life insurance.

       NON-INTEREST EXPENSE. Total non-interest expense was $4,729,000 for the three-month period ended March 31, 1999 compared to $3,353,000 for the same period in 1998. The increase in non-interest expense was the result of increased salary and employee benefit costs and occupancy and equipment costs, both related to the acquisition of Keystone and First Lehigh and Patriot's expanded operations.

       INCOME TAX PROVISION. The income tax provision was $488,000 for the three-month period ended March 31, 1999 compared to $298,000 for the same period in 1998. The effective tax rate was 27.23% for 1999 compared to 23.71% for 1998. The increase is a result of the amortization of non-deductable goodwill offset somewhat by the purchase of certain tax exempt investments.

FINANCIAL CONDITION

       LOAN AND LEASE PORTFOLIO. Patriot's primary portfolio loan products are commercial loans, small ticket commercial leases, fixed-rate and adjustable-rate mortgage loans and home equity loans and lines of credit. Patriot also offers residential construction loans and other consumer loans. At March 31, 1999 Patriot's total loan portfolio was $555,276,000, compared to a total loan portfolio of $504,993,000 at December 31, 1998. The increase in the loan portfolio was primarily result of the loan portfolio acquired from First Lehigh coupled with aggressive marketing of commercial loans. During the three-month period ended March 31, 1999, Patriot originated total loans and leases of $53,663,000, compared to total loans and leases originated of $46,370,000 for the same period in 1998. Commercial loan and lease originations for the three-month period ended March 31, 1999 were $27,073,000 compared to $11,442,000 for the same period in 1998.

       CASH AND CASH EQUIVALENTS. Cash and cash equivalents at March 31, 1999 were $22,290,000 compared to $30,487,000 at December 31, 1998. The decrease in cash balances is associated with timing differences in borrowing activity and investment prepayments.

       INVESTMENT AND MORTGAGE-BACKED SECURITIES. Investment securities consist primarily of U.S. agency securities, mortgage-backed securities which are generally insured or guaranteed by either FHLMC, FNMA or the GNMA and collateralized mortgage obligations.

       Total investment and mortgage-backed securities at March 31, 1999 were $457,766,000 compared to $416,019,000 at December 31, 1998. The increase in investment and mortgage-backed securities was primarily due to investvents acquired from First Lehigh Corp..

       OTHER ASSETS. Premises and equipment at March 31, 1999 was $14,810,000 compared to $10,259,000 at December 31, 1998. The increase in premises and equipment is primarily associated with the First Lehigh acquisition. Accrued interest receivable at March 31, 1999 was $4,595,000 compared to $4,114,000 at December 31, 1998. The increase is consistent with the growth in the loan and investment portfolios. Real estate owned at March 31, 1999 was $63,000 compared to $58,000 at December 31, 1998. During the three-month period ended March 31, 1999 Patriot purchased a bank owned life insurance policy with a cash surrender value at March 31, 1999 of $15,068,000. Goodwill at March 31, 1999 was $13,808,000 compared to $2,267,000 at December 31, 1998. The increase in goodwill is associated with the First Lehigh acquisition. Other assets at March 31, 1999 were $7,000,000 compared to $6,988,000 at December 31, 1998.

       DEPOSITS. Deposits are primarily attracted from within Patriot's market area through the offering of various deposit instruments, including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Patriot also attracts jumbo certificates of deposit.

       Total deposits at March 31, 1999 were $473,237,000 compared to $377,796,000 at December 31, 1998. The increase in balance is primarily attributed to the acquisition of First Lehigh which added $93,905,000 of deposits

       BORROWINGS. Patriot utilizes borrowings as a source of funds for its asset growth and its asset/liability management. Patriot is eligible to obtain advances from the FHLB upon the security of the FHLB common stock it owns and certain of its residential mortgages and mortgage-backed securities, provided certain standards related to creditworthiness have been met. Patriot may also utilize repurchase agreements to meet its liquidity needs. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. Total borrowings at March 31, 1999 were $549,228,000 compared to $549,321,000 at December 31, 1998.

       STOCKHOLDERS' EQUITY. Total stockholders' equity was $58,124,000 at March 31, 1999 compared to $42,260,000 at

December 31, 1998. The increase in balance is primarily due to stock issued in the acquisition of First Lehigh Corp. offset by the purchase of treasury stock.

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

       During the three-month period ended March 31, 1999, significant liquidity was provided by maturities and sales of investment and mortgage-backed securities and the acquisition of First Lehigh. The funds provided by these activities were invested in new loans, investment and mortgage-backed securities, the repayment of borrowings and the purchase of trasury stock.

              At March 31, 1999, Patriot had outstanding loan commitments of $41,674,000. Patriot anticipates that it will have sufficient funds available to meet its loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from March 31, 1999 totaled $200,822,000. Based upon historical experience, Patriot expects that substantially all of the maturing certificates of deposit will be retained at maturity. See "Year 2000 Compliance" for a discussion regarding the possible impact of Year 2000 issues on Patriot's liquidity.

              Capital Resources. FDIC regulations currently require companies to maintain a minimum leverage capital ratio of not less than 3% of tier 1 capital to total adjusted assets and not less than 4% of risk-adjusted assets, and a minimum risk-based capital ratio (based upon credit risk) of not less than 8%. The FDIC requires a minimum leverage capital requirement of 3% for institutions rated composite 1 under the CAMEL rating system. For all other institutions, the minimum leverage capital requirement is 3% plus at least an additional 1% to 2%, (100 to 200) basis points. At December 31, 1998, Patriot Bank's and Patriot Bank Corp.'s capital ratios exceeded all requirements to be considered well capitalized. The following table sets forth the capital ratios of Patriot Bank Corp., Patriot Bank and the current regulatory requirements at March 31, 1999:

                                                                                        To Be                      To Be

                                                       Actual                  Adequacy Capitalized           Well Capitalized
                                                    --------------             --------------------        -----------------------
                                                    Amount   Ratio             Amount         Ratio        Amount            Ratio
                                                    ------   -----             ------         -----        ------            -----
                                                                               As of  March 31, 1999

       Total  capital (to risk weighted assets)

        Patriot Bank Corp.                        $ 67,785       12.07%        $44,946           8%         $56,183           10%

        Patriot                                     55,734       10.91%         30,006           8%          37,508           10%



        Tier I capital (to risk-weighted assets)

        Patriot Bank Corp.                          56,021        9.97%         22,473           4%          33,710            6%

        Patriot                                     48,964        9.58%         20,442           4%          30,663            6%



         Tier I capital (to average assets)

        Patriot Bank Corp.                          56,021        5.37%         41,753           4%          52,189            5%

        Patriot                                     48,964        5.67%         34,521           4%          43,152            5%


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

       Patriot pursues several actions designed to control its level of interest rate risk. These actions include increasing the percentage of the loan portfolio consisting of short-term and adjustable-rate loans through increased originations of these loans, acquiring short-term and adjustable-rate mortgage-backed securities, and undertaking to lengthen the maturities of deposits and borrowings. At March 31, 1999, Patriot's total interest-bearing liabilities maturing or repricing within one year exceeded its total net interest-earning assets maturing or repricing in the same time period by $82,415,000 representing a one-year cumulative "gap," as defined above, as a percentage of total assets of negative 7.55%.

       The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 1999, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 1999, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a Nine-Month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.


                                                                            At March 31, 1999
                                                                            -----------------
                                                  3 Months    3 Months to  6 Months to  1 Year to 3 Years to More than

                                                   or Less     6 Months     1 Year      3 Years    5 Years    5 Years      Total
                                                   -------     --------     ------      --------   --------   -------      -----
                                                                              (In thousands)
INTEREST EARNING ASSETS(1):

Interest earning deposits                          $ 18,227   $      --   $      --   $      --   $      --   $     --    $  18,227
Investment and mortgage-backed securities,          106,140      34,392      45,489      80,452      70,983    120,310      457,766
net (2)(5)

Loans receivable, net(3)(5)                          80,524      40,745      77,209     100,397     155,378    101,956      556,209
                                                     ------      ------    --------     -------     -------    -------      -------

Total interest-earning assets                       204,891      75,137     122,698     180,849     226,361    222,266    1.032,202

Non-interest-earning assets                           --          --          --          --          --        59,407       59,407
                                                    -------      ------    --------     -------     -------    -------    ---------

Total assets                                        204,891      75,137     122,698     180,849     226,361    281,673    1,091,609
                                                    -------      ------    --------     -------     -------    -------    ---------

INTEREST-BEARING LIABILITIES:

Money market and passbook savings accounts(6)        11,309      11,309      22,619      42,734       6,134     35,019      129,124
Demand and NOW accounts (6)                           1,513       1,513       3,026       6,052      12,103     36,310       60,517
Certificates of deposit                              48,091      42,788     109,943      55,328      20,719      6,727      283,596
Borrowings                                          233,030          --          --      52,000     173,760     90,438      549,228
                                                    -------      ------    --------    --------     -------   --------    ---------

Total interest-bearing liabilities                  293,943      55,610     135,588     156,114     212,716    168,494    1,022,465

Non-interest-bearing liabilities                                                                                11,020       11,020
Equity                                                --          --          --          --          --        58,124       58,124
                                                   --------     -------   ---------    --------     -------     ------       ------

Total liabilities and equity                        293,943      55,610     135,588     156,114     212,716    237,638    1,091,609
                                                    -------      ------   ---------     -------     -------    -------    ---------

Interest sensitivity gap(4)                       $(89,052)     $19,527   $(12,890)   $  24,735   $  13,645    $44,035    $      --
                                                  =========     =======   =========   =========   =========    =======    =========

Cumulative interest sensitivity gap               $(89,052)   $(69,525)   $(82,415)   $(57,680)   $(44,035)       $--
                                                  =========   =========   =========   =========   =========       ===

Cumulative interest sensitivity gap as a
percent of total assets                             (8.16)%     (6.37)%     (7.55)%    (5.28)%      (4.03)%       --%

Cumulative interest-earning assets as a percent
of cumulative interest-bearing liabilities           69.70%      80.11%      83.01%     91.01%       94.84%    100.95%

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

       (6) Money market and savings accounts, and NOW accounts are assumed to have decay rates between 4% and 40% annually and have been estimated based upon a historic analysis of core deposit trends.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The disscusion concerning the effects of interest rate changes on the Company's estimated net interest income for the year ending December 31, 1998 set forth in "Managements Discussion an Analysis of Financial and Results of Operations -- Management of Interest Rate Risk" in Item 2 herof, is incorporated herein by reference.

PART II  OTHER INFORMATION

         Item 1   LEGAL PROCEEDINGS

                  There are various claims and lawsuits in which Patriot is periodically involved incidental to the Patriot's business, which in the aggregate involve amounts which are believed by management to be immaterial to the financial condition, equity, and results of operations of the Company.

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

                  Exhibit 27 Financial Data Schedule
                             (filed herewith)

                  (b) Reports filed on Form 8K
                            Report on Form 8-K dated January 22, 1998 contained financial statements related to the acquistion of Keystone Financial Leasing Company.

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

                                              PATRIOT BANK CORP.
                                              ------------------
                                                 (Registrant)

Date       May 14, 1999
     ------------------
                                                   Joseph W. Major
                                        President and Chief Executive Officer

Date       May 14, 1999
     ------------------
                                                   Richard A. Elko
                                            Executive Vice President and
                                               Chief Financial Officer


23