Form 10-Q
period 1999-06-30
PATRIOT BANK CORP
filed 1999-08-16
CIK 1000235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      |X| Yes | | No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,185,707 shares of common stock were outstanding as of August 12, 1999.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                                     Page

PART I        FINANCIAL INFORMATION

       Item 1     FINANCIAL STATEMENTS

                  Consolidated Balance Sheets at June 30, 1999
                  and December 31, 1998

                  Consolidated Statements of Income for the Three-Month and Six-Month
                  Periods ended June 30, 1999 and 1998

                  Consolidated Statements of Stockholders' Equity for the
                  Periods ended June 30, 1999 and December 31, 1998

                  Consolidated Statements of Cash Flows for the Three-Month and
                  Six-Month Periods ended June 30, 1999 and 1998

                  Consolidated Statements of Comprehensive Income for the
                  Three-Month and Six-Month Periods ended June 30, 1999 and 1998


                  Notes to Consolidated Financial Statements

       Item 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                  OPERATIONS AND FINANCIAL CONDITION

       Item 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II       OTHER INFORMATION

       Items 1 through 6


SIGNATURES

                       Patriot Bank Corp. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                        June 30,           December 31,
                                                                                        --------           ------------
                                                                                          1999                 1998
                                                                                          ----                 ----
                                                                                       (unaudited)
ASSETS
Cash and due from banks                                                                $     5,194          $   1,044
Interest-earning deposits in other financial institutions                                   12,307             29,443
                                                                                       -----------          ---------
   Total cash and cash equivalents                                                          17,501             30,487
Investment and mortgage-backed securities available for sale                               185,034            386,380
Investment and mortgage-backed securities held to maturity (market value of
    $272,438 and $29,909 at June 30, 1999 and December 31, 1998, respectively)             274,169             29,639
Loans held for sale                                                                          3,685              5,576
Loans and leases receivable, net of provision for credit loss of $5,860 and
    $4,087 at June 30, 1999 and December 31, 1998, respectively                            565,426            504,993
Premises and equipment, net                                                                 15,093             10,259
Accrued interest receivable                                                                  4,697              4,114
Real estate and other property owned                                                            88                 58
Cash surrender value life insurance                                                         15,264                 --
Goodwill and other intangible assets                                                        14,174              2,267
Other assets                                                                                 6,974              6,988
                                                                                       -----------          ---------
    Total assets                                                                       $ 1,102,105          $ 980,761
                                                                                       ===========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                                  $482,006           $377,796
FHLB advances                                                                              381,997            360,198
Securities sold under repurchase agreements                                                153,852            170,123
Trust preferred debt securities                                                             19,000             19,000
Advances from borrowers for taxes and insurance                                              6,323              4,747
Other liabilities                                                                            4,233              6,637
                                                                                       -----------          ---------
      Total liabilities                                                                  1,047,411            938,501
                                                                                       -----------          ---------

Preferred stock, $.01 par value, 2,000,000 shares authorized, none
      Issued at June 30, 1999 and December 31, 1998, respectively                               --                 --
Common stock, no par value, 10,000,000 shares authorized, 6,556,786
      and 7,034,927 issued at June 30, 1999 and December 31, 1998, respectively                 --                 --
Paid in capital                                                                             58,050             60,404
Common stock acquired by ESOP, 398,497 and 404,925  shares at amortized cost
     at June 30, 1999 and December 31, 1998, respectively                                  (2,213)            (2,285)
Common stock acquired by MRP, 134,187 and 154,116 shares at amortized
     cost at June 30, 1999 and December 31, 1998, respectively                               (827)              (971)
Retained earnings                                                                            6,002              4,220
Treasury stock, 375,137 and 2,122,309 at cost at June 30, 1999
     and December 31, 1998, respectively                                                   (4,222)           (22,963)
Accumulated other comprehensive income                                                     (2,096)              3,855
                                                                                       -----------          ---------
     Total stockholders' equity                                                             54,694             42,260
                                                                                       -----------          ---------
     Total liabilities and stockholders' equity                                        $ 1,102,105          $ 980,761
                                                                                       ===========          =========


The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except for share data)
                                   (unaudited)

                                                              Three-Month Period Ended         Six-Month Period Ended
                                                                                       June 30,
                                                              -------------------------------------------------------
                                                                  1999           1998            1999            1998
                                                              -------------------------------------------------------
INTEREST INCOME
    Interest-earning deposits                                  $    53        $   127         $   156         $   179
    Investment and mortgage-backed securities                    7,499          6,687          14,684          13,534
    Loans                                                       11,004          8,757          21,677          16,978
                                                               -------        -------         -------         -------
        Total interest income                                   18,556         15,571          36,517          30,691
                                                               -------        -------         -------         -------
INTEREST EXPENSE
    Deposits                                                     5,093          4,368          10,014           8,329
    Short-term borrowings                                        3,090          4,183           6,102           8,703
    Long-term borrowings                                         4,369          2,813           8,710           5,255
                                                               -------        -------         -------         -------
         Total interest expense                                 12,552         11,364          24,826          22,287
                                                               -------        -------         -------         -------
          Net interest income before provision for
               credit losses                                     6,004          4,207          11,691           8,404
    Provision for credit losses                                    300            300             600             550
                                                               -------        -------         -------         -------
          Net interest income after provision for
               credit losses                                     5,704          3,907          11,091           7,854
                                                               -------        -------         -------         -------
NON-INTEREST INCOME
    Service fees, charges and other operating income               991            276           1,712             572
    Gain on sale of real estate acquired through
            foreclosure                                              1             --               1              --
    Gain on sale of investment and mortgage-backed
           securities available for sale                            72          1,115             357           1,419
    Mortgage banking gains                                         138            141             266             205
                                                               -------        -------         -------         -------
           Total non-interest income                             1,202          1,532           2,336           2,196
                                                               -------        -------         -------         -------
NON-INTEREST EXPENSE
     Salaries and employee benefits                              2,537          2,825           4,927           4,731
     Office occupancy and equipment                                946            510           2,056           1,001
     Professional services                                         117            159             247             328
     Federal deposit insurance premiums                             55             45             110              91
     Data processing                                                26             20              65              53
     Advertising                                                   135            174             300             385
     Deposit processing                                            161             98             283             197
     Goodwill amortization                                         252             --             449              --
     Office supplies and postage                                   147             80             305             168
     MAC expense                                                   123             20             194              72
     Other operating expense                                       593            200             885             458
                                                               -------        -------         -------         -------
             Total non-interest expense                          5,092          4,131           9,821           7,484
                                                               -------        -------         -------         -------
              Income before income taxes                         1,814          1,308           3,606           2,566
      Income taxes                                                 443            300             931             598
                                                               -------        -------         -------         -------
             Net income                                        $ 1,371        $ 1,008         $ 2,675         $ 1,968
                                                               =======        =======         =======         =======
      Earnings per share - basic                                $ 0.24         $ 0.20          $ 0.47          $ 0.39
                                                               =======        =======         =======         =======
      Earnings per share - diluted                              $ 0.23         $ 0.19          $ 0.45          $ 0.37
                                                               =======        =======         =======         =======
      Dividends per share                                       $ 0.08         $ 0.07          $ 0.15          $ 0.13
                                                               =======        =======         =======         =======


The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (in thousands, unaudited)

                                                                                                   Accumulated
                                                                                                      Other
                                 Number of  Paid-in                        Retained    Treasury   Comprehensive
                                  Shares    Capital     ESOP        MRP    Earnings      Stock        Income       Total
                                  ------    -------     ----        ---    --------      -----        ------       -----
BALANCE AT JANUARY 1, 1998        4,811    $ 59,982   $ (2,428)   $ (1,285)   $  1,680    $(16,071)   $  4,655    $ 46,533
Common stock issued                   2          46                                           --          --            46
Common stock acquired by
     MRP                             (2)       --         --           (46)       --          --          --           (46)
Treasury stock purchased           (538)       --         --          --          --        (6,892)       --        (6.892)
Stock split 25%                    --          --         --          --          --          --          --          --
Release and amortization
    of MRP                           48         156       --           360        --          --          --           516
Release of ESOP shares               26         220        143        --          --          --          --           363
Change in unrealized gains
    on securities available
    for sale, net of taxes         --          --         --          --          --          --          (800)       (800)
Net income                         --          --         --          --         4,055        --          --         4.055
Cash dividends paid                --          --         --          --        (1,515)       --          --        (1,515)
                                -------    --------   --------    --------    --------    --------    --------    --------
BALANCE AT DECEMBER 31, 1998      4,347    $ 60,404   $ (2,285)   $   (971)   $  4,220    $(22,963)   $  3,855    $ 42,260
                                -------    --------   --------    --------    --------    --------    --------    --------
Common stock issued                   4          36                                           --          --            36
Common stock acquired by
     MRP                             (4)       --         --           (36)       --          --          --           (36)
Treasury stock purchased           (377)       --         --          --          --        (4,808)       --        (4.808)
Treasury stock retired          (23,531)       --         --          --        23,531        --          --
Common stock issued for
    business combination          1,640      21,047       --          --          --          --          --        21,047

Amortization of MRP shares           24          32       --           180        --          --          --           212
Amortization of ESOP shares          13          62         72        --          --          --          --           134
Purchase of ESPP shares               2        --         --          --          --            18        --            18

Change in unrealized gains
    on securities available
    for sale, net of taxes         --          --         --          --          --          --        (5,951)     (5,951)
Net income                         --          --         --          --         2,675        --          --         2,675
Cash dividends paid                --          --         --          --          (893)       --          --          (893)
                                -------    --------   --------    --------    --------    --------    --------    --------
BALANCE AT JUNE 30, 1999          5,649    $ 58,050   $ (2,213)   $   (827)   $  6,002    $ (4,222)   $ (2,096)   $ 54,694
                                =======    ========   ========    ========    ========    ========    ========    ========


The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)


                                                                                        Six-Months Period Ended
                                                                                        -----------------------
                                                                                                 June 30,
                                                                                                 --------
                                                                                       1999                   1998
                                                                                       ----                   ----
Operating activities
Net Income                                                                          $   2,675              $   1,968
Adjustments to reconcile net income to net cash provided by operating activities
       Amortization and accretion of
          Deferred loan origination fees                                                   89                    (47)
          Premiums and discounts                                                       (1,288)                  (387)
          MRP shares                                                                      213                    181
          Goodwill                                                                        449                   --
       Provision for credit losses                                                        600                    550
       Release of ESOP shares                                                             134                    184
       Gain on sale of  securities available for sale                                    (357)                (1,419)
       Loss on sale of real estate owned                                                   (1)                  --
       Charge-off real estate owned                                                       113                   --
       Depreciation of premises and equipment                                           1,023                    413
       Mortgage loans originated for sale                                             (24,810)               (13,511)
       Mortgage loans sold                                                             26,701                 14,804
       Increase in deferred income taxes                                               (1,996)                  (668)
       Increase in cash surrender value of life insurance                                (264)                  --
       Decrease (increase) in accrued interest receivable                                 152                   (393)
       Decrease (increase) in other assets                                              7,074                 (1,331)
       (Decrease) increase in other liabilities                                        (2,912)                   646
                                                                                    ---------              ---------
            Net Cash provided by operating activities                                   7,595                    990
                                                                                    ---------              ---------
Investing activities
      Loan originations and principal payments on loans, net                          (12,102)               (41,420)
      Proceeds from the sale of securities - available for sale                         6,182                  5,186
      Proceeds from the maturity of securities - available for sale                    41,346                 57,307
      Proceeds from the maturity of securities - held to maturity                      22,772                 14,062
      Purchase of securities - available for sale                                     (80,995)               (56,407)
      Purchase of bank owned life insurance                                           (15,000)                  --
      Proceeds from sale of real estate owned                                               5                   --
      Purchase of premises and equipment                                               (1,618)                  (518)
      Proceeds from sale of premises and equipment                                         25                   --
      Cash received in business combination                                             9,769                   --
                                                                                    ---------              ---------
         Net cash used in by investing activities                                     (29,609)               (21,790)
                                                                                    ---------              ---------
Financing activities
      Net increase in deposits                                                          9,627                 75,891
      Proceeds from (Repayment of) short term borrowings                                3,581
      Proceeds from long term borrowings                                                 --                  105,000
      Repayment of long term borrowings                                                   (53)               (25,000)
      Increase in advances from
        Borrowers for taxes and insurance                                               1,574                  1,469
      Cash paid for dividends                                                            (893)                  (727)
      Purchase of Treasury Stock                                                       (4,808)                  --
                                                                                    ---------              ---------
Net cash provided by financing activities                                               9,028                 22,477
                                                                                    ---------              ---------
Net (decrease) increase in cash and cash equivalents                                  (12,986)                 1,677
Cash and cash equivalents at beginning of year                                         30,487                  9,014
                                                                                    ---------              ---------
Cash and cash equivalents at end of year                                            $  17,501              $  10,691
                                                                                    =========              =========
Supplemental Disclosures
          Cash paid for interest on deposits                                        $   9,762              $   8,321
                                                                                    =========              =========
          Cash paid for income taxes                                                $   1,068              $     387
                                                                                    =========              =========
           Transfer of securities from available for sale to held to maturity       $ 267,676                   --
                                                                                    =========              =========
           Non-cash assets received in business combinations                        $ 108,162                   --
                                                                                    =========              =========
          Transfers from loans to real estate owned                                 $     142              $      17
                                                                                    =========              =========


The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (in thousands, unaudited)

                                                                         Three-Month Period Ended    Six-Month Period Ended
                                                                         ------------------------    ----------------------
                                                                                                June 30,
                                                                                                --------
                                                                            1999           1998         1999           1998
                                                                            ----           ----         ----           ----
Net income                                                                $ 1,371         $1,008       $2,675         $1,968
Other comprehensive income, net of tax
   Unrealized gains on securities
      Unrealized holding (losses) gains arising during the period          (4,347)          (758)      (5,715)            68
      Less: Reclassification adjustment for gains included
               in net income                                                  (48)          (736)        (236)          (937)
                                                                          -------         ------     --------        -------
Comprehensive (loss) income                                               $(3,024)        $ (486)    $ (3,276)       $ 1,099
                                                                          =======         ======     ========        =======

PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 1999


Note 1 - General

   The accompanying financial statements of Patriot Bank Corp. and Subsidiaries ("Patriot") include the accounts of the parent company, Patriot Bank Corp. and its wholly-owned subsidiaries, Patriot Bank and Patriot Investment Company. All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1998.

PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 1999

Note 2 - Investment And Mortgage-Backed Securities

The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows:

                                                   June 30, 1999                                 December 31, 1998
                                   --------------------------------------------      -------------------------------------------
                                   Amortized  Unrealized     Unrealized    Fair      Amortized    Unrealized  Unrealized   Fair
                                     cost        gain            loss      value        cost         gain       loss       value
                                     ----        ----            ----      -----        ----         ----       ----       -----
                                                                       (in thousands)
AVAILABLE FOR SALE:
Investment securities
   U.S. Treasury and
    government agency
    Securities                     $  52,737    $   --         $ 3,249   $ 49,488    $  40,568     $   176   $    45   $  40,699
    Corporate debt securities         19,362       726             209     19,879       19,102       1,705        92      20,715
    FHLMC Preferred Stock             34,962     1,176              --     36,138       34,959       1,831        --      36,790
    FHLB Stock                        19,635        --              --     19,635       18,607          --        --      18,607
    Equity securities                 10,332     1,060             369     11,023        7,257       1,528       203       8,582

Mortgage-backed
   securities
     FHLMC                                --        --              --         --        6,122          52        17       6,157
     Fannie Mae                       50,518         4           1,757     48,765       43,554         171       255      43,470
     GNMA                                 97         9              --        106        7,114          97         5       7,206

Colateralized mortgage
   Obligations
    FHLMC                                 --        --              --         --      104,751       1,505        --     106,256
    Fannie Mae                            --        --              --         --       89,855         668     1,229      89,294
    Other                                 --        --              --         --        8,560          44        --       8,604
                                   ---------    ------          ------   --------    ---------     -------   -------   ---------
Total securities available
for Sale                           $ 187,643    $2,975         $ 5,584   $185,034    $ 380,449     $ 7,777   $ 1,846   $ 386,380
                                   =========    ======         =======   ========    =========     =======   =======   =========

HELD TO MATURITY:
Investment securities
   U.S. Treasury and
     government agency Securities  $  24,024    $    7         $   605   $ 23,426    $     900     $     8   $    --   $     908
     Corporate debt securities         1,501        21              --      1,522        1,502          58        --       1,560

Mortgage-backed
    Securities
    FHLMC                              5,102        49               9      5,142           --          --        --          --
    Fannie Mae                        10,501        51             127     10,425           --          --        --          --
    GNMA                               5,295        62               3      5,354           --          --        --          --

Colateralized mortgage
   Obligations
    FHLMC                            125,860     1,030           1,514    125,376        1,176          14        --       1,190
    Fannie Mae                        87,656       276           1,025     86,907        7,509           8        --       7,517
    Other                             14,230        73              17     14,286       18,552         185         3      18,734
                                   ---------    ------          ------   --------    ---------     -------   -------   ---------

Total securities held to maturity  $ 274,169    $1,569         $ 3,300   $272,438    $  29,639     $   273   $     3   $  29,909
                                   =========    ======         =======   ========    =========     =======   =======   =========


During the second quarter Patriot transferred $268,242,000 in investment securities, principally consisting of agency mortgage-backed and CMO securities. from an available for sale classification to held to maturity to reflect Patriot's intentions to hold the securities to maturity.

Note 3 - Loans Receivable

   Loans receivable are summarized as follows:


                                                           June 30,               December 31,
                                                           --------               ------------
                                                             1999                     1998
                                                             ----                     ----
                                                                      (in thousands)
   Mortgage loan portfolio
     Secured by real estate                               $287,671                 $300,232
     Construction                                            4,572                    5,267
    Consumer loan portfolio
     Home equity                                            70,276                   64,807
     Consumer                                                9,888                    4,336
   Commercial loan portfolio
     Commercial                                            152,078                   92,367
     Commercial leases                                      49,127                   44,301
                                                          --------                 --------
       Total loans receivable                              573,612                  511,310
       Less deferred loan origination fees                 (2,326)                  (2,230)
       Allowance for credit losses                         (5,860)                  (4,087)
                                                          --------                 --------
       Total loans receivable, net                        $565,426                 $504,993
                                                          ========                 ========


Note 4 - Deposits


   Deposits are summarized as follows:

                                                           June 30,               December 31,
                                                           --------               ------------
Deposit type                                                 1999                     1998
------------                                                 ----                     ----
                                                                    (in thousands)
NOW                                                      $  24,588                 $  23,961
Money market                                                88,065                    74,613
Savings accounts                                            42,940                    22,416
Non-interest-bearing demand                                 33,414                    13,402
                                                         ---------                 ---------
   Total demand, transaction, money
      market and savings deposits                          189,007                   134,392
Certificates of deposits                                   292,999                   243,404
                                                         ---------                 ---------
   Total deposits                                        $ 482,006                 $ 377,796
                                                         =========                 =========

Note 5 - Accounting for Derivative Instruments and Hedging Activities

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement as amended by SFAS No. 137 in June 1999 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of certain exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (b) a hedge of the exposure to variable cash flows of a forecasted transaction; or (c) a hedge of foreign currency exposure. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after December 15, 2000. Earlier adoption is permitted. Patriot has not yet determined the impact, if any, of this statement, including if applicable, its provisions for the potential reclassifications of certain investment securities, on earnings, financial condition or equity.


Note 6 - Business Combinations

         On January 22, 1999, the Company consummated its acquisition of First Lehigh Corporation (First Lehigh), the holding company of First Lehigh Bank. At the time of the merger First Lehigh Bank was a commercial bank with $104,475,000 in total assets, $93,905,000 in total deposits, and five branches in Lehigh and Carbon counties of Pennsylvania. Patriot issued 1,640,000 shares of common stock for all of the outstanding common and preferred stock of First Lehigh. The transaction had a total value of $21,047,000. The acquisition was accounted for as a purchase, and accordingly the results of operations of First Lehigh will be included in Patriot;s consolidated statement of income from the date of acquisition. The transaction added $6,712,000 of goodwill which will be amortized over 15 years and $4,508,000 of core deposit intangibles to Patriot's balance sheet which will be amortized on an accelerated basis over a period of 5-20 years.

         On June 28, 1999. The company acquired three offices of Ark Mortgage Inc. The offices acquired are located in Fort Washington, Lancaster, and Bethlehem. The purchase price was equal to $250,000 in cash less certain profits on the acquired mortgage pipeline. The acquisition will be accounted for as a purchase and will add approximately $170,000 of goodwill to Patriot's balance sheet which will be amortized over a period of 15 years.

Note 7 - Subsequent Events

         On August 16, 1999, the company announced the acquisition of Municipal Capital Corporation, a brokerage for small ticket municipal leases. Municipal Capital's principal product line is tax-exempt and taxable lease/purchase obligations.

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

   GENERAL. Patriot reported diluted earnings per share of $.23 and net income of $1,371,000 for the three-month period ended June 30, 1999. This represents an increase of 21% over diluted earnings per share of $.19 and net income of $1,008,000 for the three month period ended June 30, 1998. Diluted earnings per share for the six-month period ending June 30, 1999 was $.45 and net income of $2,675,000 compared with $.37 and net income of $1,968,000 for the six-month period ended June 30, 1998. Return on average equity was 9.49%, for the three-month period ended June 30, 1999 compared to 8.43%, for the three-month period ended June 30, 1998.

   NET INTEREST INCOME. Net interest income for the three-month and six-month periods ended June 30, 1999 was $6,004,000 and $11,691,000 compared to $4,207,000 and $8,404,000 for the same periods in 1998. This increase is primarily due to an increase in average balances associated with the acquisitions of Keystone Financial Leasing Company (Keystone) and First Lehigh Corporation (First Lehigh) and as Patriot has continued to grow its assets to more fully utilize its capital. Patriot's net interest margin (net interest income as a percentage of average interest-earning assets) was 2.38% for the six-month period ended June 30, 1999 compared to 2.01% for the same period in 1998. The increase in margin is primarily due to the acquisitions and the growth of Patriot's commercial loan portfolio.

   Interest on loans and leases was $11,004,000 and $21,677,000 for the three-month and six-month periods ended June 30, 1999 compared to $8,757,000 and 16,978,000 for the same periods in 1998. The average balance of loans was $551,682,000 with an average yield of 7.89% for the six-month period ended June 30, 1999 compared to an average balance of $441,511,000 with an average yield of 7.71% for the same period in 1998. The increase in average balance is due to the acquisitions of Keystone and First Lehigh and the continued origination of commercial loans. The increase in average yield is primarily a result of a greater volume of higher yielding commercial loans and leases from both acquisitions coupled with Patriot's increased originations of its own commercial loans.

   Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $7,499,000 and $14,684,000 for the three-month and six-month periods ended June 30, 1999 compared to $6,687,000 and $13,534,000 for the same periods in 1998. The average balance of the investment portfolio was $462,284,000 with an average yield of 6.62% for the six-month period ended June 30, 1999 compared to an average balance of $401,337,000 with an average yield of 6.90% for the same period in 1998. The increase in average balance was primarily due to investments acquired from First Lehigh. The decrease in average yield is related to decreases in yields in the market.

   Interest on total deposits was $5,093,000 and $10,014,000 for the three-month and six-month periods ended June 30, 1999 compared to $4,368,000 and $8,329,000 for the same periods in 1998. The average balance of total deposits was $458,103,000 with an average cost of 4.40% for the six-month period ended June 30, 1999 compared to an average balance of $338,672,000 with an average cost of 5.01% for the same period in 1998. The increase in average balance is primarily the result of $93,905,000 of new deposits from the acquisition of First Lehigh coupled with aggressive marketing of money market and other transaction-based deposit accounts, and an increase in Patriot's jumbo deposit program. The decrease in average yield was the result of a higher percentage of lower costing core deposits due to the addition of approximately $50,000,000 in core deposits from the First Lehigh acquisition coupled with general decreases in interest rates.

    Interest on borrowings was $7,459,000 and $14,812,000 for the three-month and six-month periods ended June 30, 1999 compared to $6,996,000 and $13,958,000 for the same periods in 1998. The average balance of borrowings was $553,558,000 with an average cost of 5.37% for the six-month period ended June 30, 1999 compared to an average balance of $477,355,000 with a cost of 5.89% for the same period in 1998. The increase in average balance was due to the use of borrowings to fund the growth in the balance sheet particularly for the funding of the purchase Keystone Leasing Company. The decrease in the cost of borrowings was the result of a general decrease in interest rates.

   PROVISION FOR CREDIT LOSSES. The provision for credit losses was $300,000 and $600,000 for the three-month and six-month periods ended June 30, 1999 compared to $300,000 and $550,000 for the same periods in 1998. The increase in the provision is a reflection of the growth of Patriot's loan portfolio and the origination of more commercial loans and leases offset somewhat by Patriot's asset quality and low level of delinquencies and low level of non-performing assets. At June 30, 1999 Patriot's non-performing assets were .07% of total assets and all loans 30 days or more delinquent were .68% of total loans.

   NON-INTEREST INCOME. Total non-interest income was $1,202,000 and $2,336,000 for the three-month and six-month periods ended June 30,1999 compared to $1,532,000 and $2,196,000 for the same periods in 1998. Non-interest income also includes gains recognized on the sale of investment securities available for sale. The increase in recurring other non-interest income was primarily due to an increased emphasis on recurring non-interest income including loan and deposit fees, ATM fees, mortgage banking gains, and income from bank owned life insurance.

   NON-INTEREST EXPENSE. Total non-interest expense was $5,092,000 and $9,821,000 for the three-month and six-month periods ended June 30, 1999 compared to $4,131,000 and $7,464,000 for the same periods in 1998. The increase in non-interest expense was the result of increased salary and employee benefit costs and occupancy and equipment costs, both related to the acquisition of Keystone and First Lehigh and Patriot's expanded operations. Non-interest expense in the three-month period ended June 30, 1998 also included a special non-recurring pre-tax charge of $961,000 related to the retirement of Patriot's former Chairman.

   INCOME TAX PROVISION. The income tax provision was $443,000 and $931,000 for the three-month and six-month periods ended June 30, 1999 compared to $300,000 and $598,000 for the same periods in 1998. The effective tax rate was 24.42% and 25.81% for three-month and six-month periods ended June 30, 1999 compared to 22.92% and 23.20% for the same periods in 1998. The increase is a result of the amortization of non-deductible goodwill offset somewhat by the purchase of certain tax exempt investments.

FINANCIAL CONDITION

   LOAN AND LEASE PORTFOLIO. Patriot's primary portfolio loan products are commercial loans, small ticket commercial leases, fixed-rate and adjustable-rate mortgage loans and home equity loans and lines of credit. Patriot also offers residential construction loans and other consumer loans. At June 30, 1999 Patriot's total loan portfolio was $565,426,000, compared to a total loan portfolio of $504,993,000 at December 31, 1998. The increase in the loan portfolio was primarily the result of the loan portfolio acquired from First Lehigh coupled with aggressive marketing of commercial loans. During the three-month period ended June 30, 1999, Patriot originated total loans and leases of $126,774,000, compared to total loans and leases originated of $93,528,000 for the same period in 1998. Commercial loan and lease originations for the three-month period ended June 30, 1999 were $70,429,000 compared to $28,522,000 for the same period in 1998.

   CASH AND CASH EQUIVALENTS. Cash and cash equivalents at June 30, 1999 were $17,501,000 compared to $30,487,000 at December 31, 1998. The decrease in cash balances is associated with timing differences in borrowing activity and investment prepayments.

   INVESTMENT AND MORTGAGE-BACKED SECURITIES. Investment securities consist primarily of U.S. agency securities, mortgage-backed securities which are generally insured or guaranteed by either FHLMC, FNMA or the GNMA and collateralized mortgage obligations.

   Total investment and mortgage-backed securities at June 30, 1999 were $459,203,000 compared to $416,019,000 at December 31, 1998. The increase in investment and mortgage-backed securities was primarily due to investments acquired from First Lehigh Corp.. During the second quarter Patriot transferred $268,242,000 in investment securities, principally consisting of agency mortgage-backed and CMO securities. from an available for sale classification to held to maturity to reflect Patriot's intentions to hold the securities to maturity. The transaction recorded a markdown on the transferred securities of $561,000 into the accumulated other comprehensive income.

   OTHER ASSETS. Premises and equipment at June 30, 1999 was $15,093,000 compared to $10,259,000 at December 31, 1998. The increase in premises and equipment is primarily associated with the First Lehigh acquisition. Accrued interest receivable at June 30, 1999 was $4,697,000 compared to $4,114,000 at December 31, 1998. The increase is consistent with the growth in the loan and investment portfolios. Real estate owned at June 30, 1999 was $88,000 compared to $58,000 at December 31, 1998. During the six-month period ended June 30, 1999 Patriot purchased a bank owned life insurance policy with a cash surrender value at June 30, 1999 of $15,264,000. Goodwill at June 30, 1999 was $14,174,000
compared to $2,267,000 at December 31, 1998. The increase in goodwill and other intangibles is associated with the First Lehigh acquisition. Other assets at June 30, 1999 were $6,974,000 compared to $6,988,000 at December 31, 1998.

   DEPOSITS. Deposits are primarily attracted from within Patriot's market area through the offering of various deposit instruments, including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Patriot also attracts jumbo certificates of deposit.

   Total deposits at June 30, 1999 were $482,006,000 compared to $377,796,000 at December 31, 1998. The increase in balance is primarily attributed to the acquisition of First Lehigh which added $93,905,000 of deposits

   BORROWINGS. Patriot utilizes borrowings as a source of funds for its asset growth and its asset/liability management. Patriot is eligible to obtain advances from the FHLB upon the security of the FHLB common stock it owns and certain of its residential mortgages and mortgage-backed securities, provided certain standards related to creditworthiness have been met. Patriot may also utilize repurchase agreements to meet its liquidity needs. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. Total borrowings at June 30, 1999 were $554,849,000 compared to $549,321,000 at December 31, 1998.

   STOCKHOLDERS' EQUITY. Total stockholders' equity was $54,694,000 at June 30, 1999 compared to $42,260,000 at December 31, 1998. The increase in balance is primarily due to stock issued in the acquisition of First Lehigh Corp. and net income in excess of dividends paid offset by the purchase of treasury stock and decreases in the market values of investment and mortgage-backed securities available for sale.


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

         COST. The cost of the project and the date on which Patriot plans to complete both Year 2000 modifications and system conversions are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. Management currently estimates the cost of its Year 2000 plan including performing tests, documenting results and making modifications where necessary to be approximately $145,000 of which $83,000 has been expensed prior to June 30, 1999.

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

   During the six-month period ended June 30, 1999, significant liquidity was provided by maturities and sales of investment and mortgage-backed securities, the acquisition of First Lehigh, and growth in deposits. The funds provided by these activities were invested in new loans, investment and mortgage-backed securities, and the purchase of treasury stock.

         At June 30, 1999, Patriot had outstanding loan commitments of $46,507,000. Patriot anticipates that it will have sufficient funds available to meet its loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from June 30,1999 totaled $175,056,000. Based upon historical experience, Patriot expects that it will have the ability to retain substantially all of the maturing certificates of deposit at maturity. See "Year 2000 Compliance" for a discussion regarding the possible impact of Year 2000 issues on Patriot's liquidity.


         Capital Resources. FDIC regulations currently require companies to maintain a minimum leverage capital ratio of not less than 3% of tier 1 capital to total adjusted assets and not less than 4% of risk-adjusted assets, and a minimum risk-based capital ratio (based upon credit risk) of not less than 8%. The FDIC requires a minimum leverage capital requirement of 3% for institutions rated composite 1 under the CAMEL rating system. For all other institutions, the minimum leverage capital requirement is 3% plus at least an additional 1% to 2%, (100 to 200) basis points. At December 31, 1998, Patriot Bank's and Patriot Bank Corp.'s capital ratios exceeded all requirements to be considered well capitalized. The following table sets forth the capital ratios of Patriot Bank Corp., Patriot Bank and the current regulatory requirements at June 30, 1999:

                                                                                To Be                   To Be
                                                          Actual         Adequacy Capitalized       Well Capitalized
                                                          ------         --------------------       ----------------
                                                    Amount       Ratio    Amount        Ratio    Amount         Ratio
                                                    ------       -----    ------        -----    ------         -----
                                                                         As of  June 30, 1999
      Total  capital (to risk weighted assets)

       Patriot Bank Corp.                          $68,315       11.86%   $46,073          8%    $57,592         10%
       Patriot                                      56,104       10.61%    42,294          8%     52,868         10%

       Tier I capital (to risk-weighted assets)

       Patriot Bank Corp.                           61,544       10.69%    23,037          4%     34,555          6%
       Patriot                                      49,714        9.40%    21,147          4%     31,721          6%

        Tier I capital (to average assets)

       Patriot Bank Corp.                           61,544        5.67%    43,430          4%     54,287          5%
       Patriot                                      49,714        5.42%    36,712          4%     45,890          5%

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

   Patriot pursues several actions designed to control its level of interest rate risk. These actions include increasing the percentage of the loan portfolio consisting of short-term and adjustable-rate loans through increased originations of these loans, acquiring short-term and adjustable-rate mortgage-backed securities, and undertaking to lengthen the maturities of deposits and borrowings. At June 30, 1999, Patriot's total interest-bearing liabilities maturing or repricing within one year exceeded its total net interest-earning assets maturing or repricing in the same time period by $104,618,000 representing a one-year cumulative "gap," as defined above, as a percentage of total assets of negative 9.49%.

   The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1999, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 1999, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a Nine-Month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.


                                                                               At June 30, 1999
                                           3 Months    3 Months to   6 Months to     1 Year to   3 Years to More than
                                            or Less      6 Months      1 Year         3 Years     5 Years     5 Years       Total
                                            -------      --------      ------         -------     -------     -------       -----
                                                                                 (In thousands)
INTEREST EARNING ASSETS(1):
Interest earning deposits                  $  12,307    $    --       $    --       $    --       $    --     $    --     $  12,307
Investment and mortgage-backed
    securities, net (2)(5)                    86,487       14,362        26,604        48,027       143,770     139,953      459,203
Loans receivable, net(3)(5)                  110,700       40,913        70,156        98,418       165,021      89,763      574,971
                                           ---------    ---------     ---------     ---------      --------   ---------   ----------
Total interest-earning assets                209,494       55,275        96,760       146,445       308,791     229,716    1,046,481
Non-interest-earning assets                     --           --            --            --            --        55,624       55,624
                                           ---------    ---------     ---------     ---------      --------   ---------   ----------
Total assets                                 209,494       55,275        96,760       146,445       308,791     285,340    1,102,105
                                           ---------    ---------     ---------     ---------      --------   ---------   ----------
INTEREST-BEARING LIABILITIES:

Money market and passbook savings
    accounts(6)                               11,647       11,647        23,293        43,992         6,075      34,351      131,005
Demand and NOW accounts (6)                    1,450        1,450         2,900         5,800        11,600      34,802       58,002
Certificates of deposit                       44,214       50,257        80,585        96,294        11,112      10,537      292,999
Borrowings                                   236,704        2,000          --          50,000       170,000      96,145      554,849
                                           ---------    ---------     ---------     ---------      --------   ---------   ----------
Total interest-bearing liabilities           294,015       65,354       106,778       196,086       198,787     175,835    1,036,855

Non-interest-bearing liabilities                                                                                 10,556       10,556
Equity                                          --           --            --            --            --        54,694       54,694
                                           ---------    ---------     ---------     ---------      --------   ---------   ----------
Total liabilities and equity                 294,015       65,354       106,778       196,086       198,787     241,085    1,102,105
                                           ---------    ---------     ---------     ---------      --------   ---------   ----------
Interest sensitivity gap(4)                $ (84,521)   $ (10,079)     $(10,018)    $ (49,641)    $ 110,004   $  44,255   $       --
                                           =========    =========      ========     =========     =========   =========   ==========
Cumulative interest sensitivity gap        $ (84,521)   $ (94,600)    $(104,618)    $(154,259)     $(44,255)  $      --
                                           =========    =========      ========     =========     =========   =========

Cumulative interest sensitivity gap as a
percent of total assets                       (7.67)%      (8.58)%        (9.49)%      (14.00)%       (4.02)%       --%

Cumulative interest-earning assets as a
percent of cumulative interest-bearing
liabilities                                   71.25%       73.68%         77.56%        76.71%        94.86%     100.93%

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

     (5) Annual prepayment rates for loans and mortgage-backed securities range from 9% to 24%.

     (6) Money market and savings accounts, and NOW accounts are assumed to have decay rates between 5% and 135% annually and have been estimated based upon a historic analysis of core deposit trends.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The discussion concerning the effects of interest rate changes on the Company's estimated net interest income for the year ending December 31, 1998 set forth in "Managements Discussion and Analysis of Financial and Results of Operations -- Management of Interest Rate Risk" in Item 2 hereof, is incorporated herein by reference.

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

         Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The company held its Annual Meeting of Shareholders on April 27, 1999. At the said meeting 6,180,618 shares of Common Stock were eligible to vote, of which 3,479,045 shares were present in person or by proxy. The following matters were voted upon at the Annual Meeting and the number of affirmative votes, negative votes and abstentions with respect to the matters are as follows:

1. At the Annual Meeting, two directors were elected for three-year terms. The nominees were James A. Bentley and Richard A. Elko.

                           For              %        Withheld            %
James A. Bentley          3,461,021       99.50       17,844            0.50
Richard A. Elko           3,460,841       99.50       18,204            0.50

The names of each of the directors whose term of office continued after the Annual Meeting and their respective term expirations are as follows:

         Samuel N. Landis   2000
         Joseph W. Major    2000
         Larry V. Thren     2001
         James B. Elliot    2001

2. The ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of Patriot Bank Corp. for fiscal year ending December 31, 1999.

            For            %        Against            %       Abstain           %
         3,312,928       95.20%     124,285           3.60%    41,832           1.20%

                  Not applicable.

       Item 5     OTHER INFORMATION

                  Not applicable.

       Item 6     EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) The Following exhibits are filed as part of this report.


                  Exhibit 27 Financial Data Schedule
                             (filed herewith)

                  (b) Reports filed on Form 8K
                           Report on Form 8-K dated April 7, 1999 contained financial statements related to the acquisition of First Lehigh Corporation.

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



                                                  PATRIOT BANK CORP.
                                                  _____________________________
                                                  (Registrant)




Date     August 12, 1999
         _______________________        _______________________________________
                                                   Joseph W. Major
                                        President and Chief Executive Officer



Date     August 12, 1999
         _______________________        _______________________________________
                                                   Richard A. Elko
                                            Executive Vice President and
                                               Chief Financial Officer