Form 10-Q
period 1999-09-30
PATRIOT BANK CORP
filed 1999-11-15
CIK 1000235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,185,499 shares of common stock were outstanding as of November 12, 1999.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                      INDEX


                                                                                                     Page


PART I FINANCIAL INFORMATION

       Item 1     FINANCIAL STATEMENTS (Unaudited)

                  Consolidated Balance Sheets at September 30, 1999
                  and December 31, 1998

                  Consolidated Statements of Income for the Three-Month and Nine-Month
                  Periods ended September 30, 1999 and 1998

                  Consolidated Statements of Stockholders' Equity for the
                  Periods ended September 30, 1999 and December 31, 1998

                  Consolidated Statements of Cash Flows for the Nine-Month Period ended
                  September 30, 1999 and 1998

                  Consolidated Statements of Comprehensive Income for the
                  Three-Month and Nine-Month Periods ended September 30, 1999 and 1998


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

PART II       OTHER INFORMATION

       Items 1 through 6


SIGNATURES

                       Patriot Bank Corp. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                               September 30,       December 31,
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                   1999               1998
-------------------------------------------------------------------------------------------------------------------------------
                                                                                               (unaudited)
ASSETS
Cash and due from banks                                                                        $     5,097         $     1,044
Interest-earning deposits in other financial institutions                                           10,873              29,443
                                                                                               -----------         -----------
   Total cash and cash equivalents                                                                  15,970              30,487
Investment and mortgage-backed securities available for sale                                       194,737             386,380
Investment and mortgage-backed securities held to maturity (market value of
    $245,693 and $29,909 at September 30, 1999
     and December 31, 1998, respectively)                                                          250,235              29,639
Loans held for sale                                                                                  7,181               5,576
Loans and leases receivable, net of provision for credit loss of $6,006 and
$4,087 at September 30, 1999 and December 31, 1998, respectively                                   586,458             504,993
Premises and equipment, net                                                                         16,691              10,259
Accrued interest receivable                                                                          4,604               4,114
Real estate and other property owned                                                                   433                  58
Cash surrender value of life insurance                                                              15,511                  --
Goodwill and other intangible assets                                                                14,118               2,267
Other assets                                                                                         8,732               6,988
                                                                                               -----------         -----------
    Total assets                                                                               $ 1,114,670         $   980,761
                                                                                               ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                                       $   477,135         $   377,796
FHLB advances                                                                                      414,694             360,198
Securities sold under repurchase agreements                                                        142,547             170,123
Trust preferred debt securities                                                                     19,000              19,000
Advances from borrowers for taxes and insurance                                                      3,727               4,747
Other liabilities                                                                                    4,863               6,637
                                                                                               -----------         -----------
      Total liabilities                                                                          1,061,966             938,501
                                                                                               -----------         -----------

Preferred stock, $.01 par value, 2,000,000 shares authorized, none
      Issued at September 30, 1999 and December 31, 1998, respectively                                  --                  --
Common stock, no par value, 10,000,000 shares authorized, 6,555,490
      and 7,034,927 issued at September 30, 1999 and December 31, 1998, respectively                    --                  --
Paid in capital                                                                                     58,089              60,404
Common stock acquired by ESOP, 392,070 and 404,925  shares at amortized cost at
     September 30, 1999 and December 31, 1998, respectively                                         (2,177)             (2,285)
Common stock acquired by MRP, 120,843 and 154,116 shares at amortized
     cost at September 30, 1999 and December 31, 1998, respectively                                   (727)               (971)
Retained earnings                                                                                    6,912               4,220
Treasury stock, 369,991 and 2,122,309 at cost at September 30, 1999
     and December 31, 1998, respectively                                                            (4,197)            (22,963)
Accumulated other comprehensive (loss) income                                                       (5,196)              3,855
                                                                                               -----------         -----------
     Total stockholders' equity                                                                     52,704              42,260
                                                                                               -----------         -----------
     Total liabilities and stockholders' equity                                                $ 1,114,670         $   980,761
                                                                                               ===========         ===========

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except for share data)
                                   (unaudited)

                                                           Three-Month Period Ended       Nine-month Period Ended
                                                                                September 30,
------------------------------------------------------------------------------------------------------------------
                                                             1999            1998           1999            1998
------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
    Interest-earning deposits                              $     44        $     54       $    200        $    232
    Investment and mortgage-backed securities                 7,453           6,990         22,137          20,525
    Loans                                                    11,607           8,675         33,284          25,654
                                                           --------        --------       --------        --------
        Total interest income                                19,104          15,719         55,621          46,411
                                                           --------        --------       --------        --------
INTEREST EXPENSE
    Deposits                                                  5,222           4,543         15,236          12,872
    Short-term borrowings                                     3,354           4,217          9,456          12,921
    Long -term borrowings                                     4,424           3,042         13,134           8,296
                                                           --------        --------       --------        --------
         Total interest expense                              13,000          11,802         37,826          34,089
                                                                           --------       --------        --------
          Net interest income before provision for
               credit losses                                  6,104           3,917         17,795          12,322
    Provision for credit losses                                 300             325            900             875
                                                           --------        --------       --------        --------
          Net interest income after provision for
               credit losses                                  5,804           3,592         16,895          11,447
                                                           --------        --------       --------        --------
NON-INTEREST INCOME
    Service fees, charges and other operating income          1,191             405          2,903             978
    Loss on sale of real estate acquired through
            Foreclosure                                          (4)             --             (3)             --
    Gain on sale of investment and mortgage-backed
           securities available for sale                        365             189            722           1,604
    Mortgage banking gains                                      222             250            488             455
                                                           --------        --------       --------        --------
           Total non-interest income                          1,774             841          4,110           3,037
                                                           --------        --------       --------        --------
NON-INTEREST EXPENSE
     Salaries and employee benefits                           2,796           1,902          7,723           6,631
     Office occupancy and equipment                             956             549          3,012           1,550
     Professional services                                      378             135            625             464
     Federal deposit insurance premiums                          56              52            166             143
     Data processing                                             27              39             92              93
     Advertising                                                238              96            538             481
     Deposit processing                                         154             102            437             299
     Goodwill amortization                                      256              --            705              --
     Office supplies and postage                                159              85            464             253
     MAC expense                                                121              67            315             139
     Other operating expense                                    620              84          1,505             542
                                                           --------        --------       --------        --------
             Total non-interest expense                       5,761           3,111         15,582          10,595
                                                           --------        --------       --------        --------
              Income before income taxes                      1,817           1,322          5,423           3,889
      Income taxes                                              410             282          1,341             881
                                                           --------        --------       --------        --------
             Net income                                    $  1,407        $  1,040       $  4,082        $  3,008
                                                           ========        ========       ========        ========
      Earnings per share - basic                           $   0.24        $   0.21       $   0.71        $   0.60
                                                           ========        ========       ========        ========
      Earnings per share - diluted                         $   0.24        $   0.20       $   0.69        $   0.57
                                                           ========        ========       ========        ========
      Dividends per share                                  $   0.08        $   0.07       $   0.23        $   0.20
                                                           ========        ========       ========        ========




The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (in thousands, unaudited)

                                                                                                          Accumulated
                                                                                                             Other
                               Number of    Paid-in                               Retained     Treasury  Comprehensive
                                 Shares     Capital        ESOP          MRP      Earnings      Stock        Income        Total
                                 ------     -------        ----          ---      --------      -----        ------        -----
BALANCE AT JANUARY 1, 1998        4,811     $ 59,982    $ (2,428)    $ (1,285)    $  1,680     $(16,071)    $  4,655     $ 46,533
Common stock issued                   2           46                                                 --           --           46
Common stock acquired by
     MRP                             (2)          --          --          (46)          --           --           --          (46)
Treasury stock purchased           (538)          --          --           --           --       (6,892)                       --
Stock split 25%                      --           --          --           --           --           --           --           --
Release and amortization
    of MRP                           48          156          --          360           --           --           --          516
Release of ESOP shares               26          220         143           --           --           --           --          363
Change in unrealized gains
    on securities available
    for sale, net of taxes           --           --          --           --           --           --         (800)        (800)
Net income                           --           --          --           --        4,055           --           --        4.055
Cash dividends paid                  --           --          --           --       (1,515)          --           --       (1,515)
                                -------     --------    --------     --------     --------     --------     --------     --------
BALANCE AT DECEMBER 31, 1998      4,347     $ 60,404    $ (2,285)    $   (971)    $  4,220     $(22,963)    $  3,855     $ 42,260
                                -------     --------    --------     --------     --------     --------     --------     --------
Common stock issued                   3           26                                                 --           --           26
Common stock acquired by
     MRP                             (3)          --          --          (26)          --           --           --          (26)
Treasury stock purchased           (377)          --          --           --           --       (4,808)          --       (4.808)
Treasury stock retired               --      (23,531)         --           --           --       23,531           --           --
Common stock issued for
    business combination          1,640       21,047          --           --           --           --           --       21,047

Amortization of MRP shares           36           53          --          270           --           --           --          323
Amortization of ESOP shares          19           90         108           --           --           --           --          198
Purchase of ESPP shares               7           --          --           --           --           43           --           43
Change in unrealized gains
    on securities available
    for sale, net of taxes           --           --          --           --           --           --       (9,051)      (9,051)
Net income                           --           --          --           --        4,082           --           --        4,082
Cash dividends paid                  --           --          --           --       (1,390)          --           --       (1,390)
                                -------     --------    --------     --------     --------     --------     --------     --------
BALANCE AT SEPTEMBER 30, 1999     5,672     $ 58,089    $ (2,177)    $   (727)    $  6,912     $ (4,197)    $ (5,196)    $ 52,704
                                =======     ========    ========     ========     ========     ========     ========     ========


The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                                                          Nine months ended
                                                                                                            September 30,
                                                                                                            -------------
                                                                                                        1999             1998
                                                                                                        ----             ----
OPERATING ACTIVITIES
      Net Income                                                                                     $  4,082        $   3,008
      Adjustments to reconcile net income to net cash provided (used) by operating activities
           Amortization and accretion of
                Deferred loan origination fees                                                             76              (96)
                Premiums and discounts                                                                 (2,032)            (769)
                MRP shares                                                                                323              270
                Goodwill                                                                                  705               --
           Provision for credit losses                                                                    900              875
           Release of ESOP shares                                                                         198              278
           Gain on sale of securities                                                                    (722)          (1,604)
           Loss on sale of real estate owned                                                                3               --
           Charge off real estate owned                                                                   118               90
           Depreciation of premises and equipment                                                       1,280              626
           Mortgage loans originated for sale                                                         (44,660)         (34,999)
           Mortgage loans sold                                                                         43,055           32,167
           Increase in deferred income taxes                                                           (1,054)            (588)
           Increase in cash surrender value of life insurance                                            (465)
           Decrease in accrued interest receivable                                                        245              115
           Decrease (increase) in other assets                                                          7,000           (3,321)
           (Decrease) increase in other liabilities                                                    (2,391)           1,308
                                                                                                     --------         --------

           Net Cash provided by (used by) operating activities                                          6,661           (2,640)
                                                                                                     --------         --------
INVESTING ACTIVITIES
      Loan originations & principal payments on loans, net                                            (33,773)         (27,987)
      Proceeds from the sale of securities - available for sale                                         7,424            5,652
      Proceeds from the maturity of securities - available for sale                                    40,804          107,488
      Proceeds from the maturity of securities - held to maturity                                      47,080           23,947
      Purchase of securities - available for sale                                                     (96,304)        (159,508)
      Purchase of cash surrender value of life insurance                                              (15,046)              --
      Proceeds from sale of real estate owned                                                               7               --
      Purchase of premises and equipment                                                               (3,473)          (1,588)
      Proceeds from sale of premises and equipment                                                         25               --
      Cash received in business combinations                                                            9,704               --
                                                                                                     --------         --------

       Net cash used in investing activities                                                          (43,552)         (51,996)
                                                                                                     --------         --------
FINANCING ACTIVITIES
      Net increase in deposits                                                                          4,674           70,212
      Proceeds from (Repayment of) short term borrowings                                               25,000         (111,589)
      Proceeds from long term borrowings                                                                   --          160,000
      Repayment of long term borrowings                                                                   (80)         (50,000)
      (Decrease) in advances from borrowers for taxes and insurance                                    (1,022)          (1,064)
      Cash paid for dividends                                                                          (1,390)          (1,107)
      Purchase of treasury stock                                                                       (4,808)          (3,389)
                                                                                                     --------         --------

       Net cash provided by in financing activities                                                    22,374           63,063
                                                                                                     --------         --------

       Net (decrease) increase in cash and cash equivalents                                           (14,517)           8,427

Cash and cash equivalents at beginning of year                                                         30,487            9,014
                                                                                                     --------         --------

Cash and cash equivalents at end of year                                                            $ 15,970          $ 17,441
                                                                                                     ========         ========

SUPPLEMENTAL DISCLOSURES
      Cash paid for interest on deposits                                                             $ 14,946         $ 12,862
                                                                                                     ========         ========
      Cash paid for income taxes                                                                     $  1,068         $    537
                                                                                                     ========         ========
      Transfer securities from available for sale to held to maturity                                $267,676         $     --
                                                                                                     ========         ========
      Non-cash assets received in business combinations                                              $108,312         $     --
                                                                                                     ========         ========
      Transfers from loans to real estate owned                                                      $    492         $     17
                                                                                                     ========         ========


The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (in thousands, unaudited)

                                                                     Three-Month Period Ended  Nine-month Period Ended
----------------------------------------------------------------------------------------------------------------------
                                                                                       September 30,
----------------------------------------------------------------------------------------------------------------------
                                                                         1999        1998         1999          1998
----------------------------------------------------------------------------------------------------------------------

Net income                                                             $ 1,407      $ 1,040      $ 4,082      $ 3,008
Other comprehensive income, net of tax

   Unrealized gains on securities
      Unrealized holding (losses) gains arising during the period       (2,859)       1,964       (8,574)       2,030
      Less: Reclassification adjustment for gains included
               in net income                                              (241)        (123)        (477)      (1,059)
                                                                       -------      -------      -------      -------


Comprehensive (loss) income                                            $(1,693)     $ 2,881      $(4,969)     $ 3,979
                                                                       =======      =======      =======      =======

PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 1999


Note 1 - General

   The accompanying consolidated financial statements of Patriot Bank Corp. and Subsidiaries ("Patriot") include the accounts of the parent company, Patriot Bank Corp. and its wholly-owned subsidiaries, Patriot Bank and Patriot Investment Company. All material intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1998.

PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 1999

Note 2 - Investment And Mortgage-Backed Securities
The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                        September 30, 1999                               December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                     Amortized  Unrealized  Unrealized     Fair     Amortized   Unrealized  Unrealized     Fair
                                       cost        gain        loss       value       cost         gain        loss        value
------------------------------------------------------------------------------------------------------------------------------------
                                                                  (in thousands)
AVAILABLE FOR SALE:
Investment securities
   U.S. Treasury and
    government agency
    Securities                       $ 53,617    $     81    $  4,095    $ 49,603    $ 40,568    $    176    $     45    $ 40,699
    Corporate debt                     20,361         394         330      20,425      19,102       1,705          92      20,715
    Securities
    FHLMC Preferred Stock              44,964          --          12      44,952      34,959       1,831          --      36,790
    FHLB Stock                         21,235          --          --      21,235      18,607          --          --      18,607
    Equity securities                   9,863         952       1,642       9,173       7,257       1,528         203       8,582

Mortgage-backed
   securities
     FHLMC                                 --          --          --          --       6,122          52          17       6,157
     Fannie Mae                        49,591           5       2,604      46,992      43,554         171         255      43,470
     GNMA                                  62           5          --          67       7,114          97           5       7,206

Colateralized mortgage
    Obligations
    FHLMC                                  --          --          --          --     104,751       1,505          --     106,256
    Fannie Mae                             --          --          --          --      89,855         668       1,229      89,294
    Other                               2,325          --          35       2,290       8,560          44          --       8,604
                                     --------    --------    --------    --------    --------    --------    --------    --------


Total securities available
for
Sale                                 $202,018    $  1,437    $  8,718    $194,737    $380,449    $  7,777    $  1,846    $386,380
                                     ========    ========    ========    ========    ========    ========    ========    ========

HELD TO MATURITY:
Investment securities
   U.S. Treasury and
     Government agency
     Securities                      $ 23,694    $     --    $  1,279    $ 22,415    $    900    $      8    $     --    $    908
     Corporate debt securities          1,501          16          --       1,517       1,502          58          --       1,560

Mortgage-backed
    Securities
    FHLMC                               4,574          30          15       4,589          --          --          --          --
    Fannie Mae                          9,555          27         144       9,438          --          --          --          --
    GNMA                                4,777          28           5       4,800          --          --          --          --

Colateralized mortgage
   Obligations
    FHLMC                             111,879         883       2,407     110,355       1,176          14          --       1,190
    Fannie Mae                         82,951         280       1,986      81,245       7,509           8          --       7,517
    Other                              11,304          42          12      11,334      18,552         185           3      18,734
                                     --------    --------    --------    --------    --------    --------    --------    --------

Total securities held to maturity    $250,235    $  1,306    $  5,848    $245,693    $ 29,639    $    273    $      3    $ 29,909
                                     ========    ========    ========    ========    ========    ========    ========    ========


During the second quarter of 1999, Patriot transferred $267,676,000 in investment securities, principally consisting of agency mortgage-backed and CMO securities from the available for sale portfolio to the held to maturity portfolio to reflect Patriot's intentions to hold the securities to maturity.

Note 3 - Loans Receivable
   Loans receivable are summarized as follows:

                                                         September 30,            December 31,
----------------------------------------------------------------------------------------------
                                                             1999                     1998
----------------------------------------------------------------------------------------------
                                                                      (in thousands)
   Mortgage loan portfolio
     Secured by real estate                               $288,290                 $300,232
     Construction                                            7,038                    5,267
    Consumer loan portfolio
     Home equity                                            69,609                   64,807
     Consumer                                                9,367                    4,336
   Commercial loan portfolio
     Commercial                                            166,136                   92,367
     Commercial leases                                      54,325                   44,301
                                                          --------                 --------
       Total loans receivable                              594,765                  511,310
       Less deferred loan origination fees                  (2,301)                  (2,230)
       Allowance for credit losses                          (6,006)                  (4,087)
                                                          --------                 --------
       Total loans receivable, net                        $586,458                 $504,993
                                                          ========                 ========


Note 4 - Deposits
   Deposits are summarized as follows:

                                                         September 30,            December 31,
----------------------------------------------------------------------------------------------
Deposit type                                                 1999                     1998
----------------------------------------------------------------------------------------------
                                                                    (in thousands)

NOW                                                      $  24,759                 $  23,961
Money market                                                87,729                    74,613
Savings accounts                                            39,669                    22,416
Non-interest-bearing demand                                 32,032                    13,402
                                                         ---------                 ---------
   Total demand, transaction, money
      market and savings deposits                          184,189                   134,392
Certificates of deposits                                   292,946                   243,404
                                                         ---------                 ---------
   Total deposits                                        $ 477,135                 $ 377,796
                                                         =========                 =========

NOTE 5 - EARNINGS PER SHARE

         The dilutive effect of stock options is excluded from basic earnings per share but included in the computation of diluted earnings per share.

                                           For Nine-Months Ended September 30, 1999      For Three-Months Ended September 30, 1999
                                           ----------------------------------------      -----------------------------------------

                                             Income         Shares        Per-Share          Income        Shares       Per-Share
                                          (Numerator)   (Denominator)      Amount         (Numerator)   (Denominator)     Amount
                                          -----------   -------------      ------         -----------   -------------     ------

BASIC EPS
Net Income available to common
Stockholders                                 $4,082         5,713        $   0.71            $1,407         5,789        $   0.24

EFFECT OF DILUTIVE SECURITIES
Dilutive Options                                 --           200            (.02)               --           185              --
                                             ------         -----        --------            ------         -----        --------

DILUTED EPS
Net income available to common
Stockholders plus assumed conversions        $4,082         5,913        $   0.69            $1,407         5,974        $   0.24
                                             ======        ======        ========            ======        ======        ========


                                        For Nine-Months Ended September 30, 1998          For Three-Months Ended September 30, 1998
                                        ----------------------------------------          -----------------------------------------

                                             Income         Shares        Per-Share          Income        Shares       Per-Share
                                          (Numerator)   (Denominator)      Amount         (Numerator)   (Denominator)     Amount
                                          -----------   -------------      ------         -----------   -------------     ------

BASIC EPS
Net Income available to common
Stockholders                                 $3,008         4,989        $   0.60            $1,040         4,948        $   0.21

EFFECT OF DILUTIVE SECURITIES
Dilutive Options                                 --           321            (.03)               --           300            (.01)
                                             ------        ------        --------            ------        ------        --------

DILUTED EPS
Net income available to common
Stockholders plus assumed conversions        $3,008         5,310        $   0.57            $1,040         5,248        $   0.20
                                             ======        ======        ========            ======        ======        ========

Note 6 - Segment Reporting

         The Company has three reportable segments: Patriot Bank ("PB"), Patriot Commercial Leasing Corporation ("PCLC") and BankZip.Com ("ZIP") . PB operates a community banking network with twenty-one community banking offices providing deposits and loan services to customers. PCLC is a small ticket leasing company headquartered in Exton PA. ZIP is a new internet initiative launched in the third quarter of 1999.

         BankZip.com will provides community banks with access to a quick, cost-effective and proactive Internet strategy. The Company anticipates advancing approximately $5 million to fund the BankZip.com initiative during the fourth quarter of 1999 and is approaching other potential investors and sources of capital. BankZip.com expects to recognize significant expenses during its initial start up phase. Although the amount and timing of these expenses are dependent on numerous factors, these expenses will affect the Company's net income in the fourth quarter and may continue during the year 2000.

         The following table highlights income statement and balance sheet information for each of the segments at or for the three and nine-month periods ending September 30, 1999 and 1998 (in thousands).

                         For the three-month period ended September 30, 1999     For the nine-month period ended September 30, 1999
                         ---------------------------------------------------     --------------------------------------------------

                              PB         PCLC            ZIP          Total              PB          PCLC       ZIP        Total
                              --         ----            ---          -----              --          ----       ---        -----

Net interest income      $    5,648   $      456     $   --       $    6,105        $   15,536   $    1,259   $  --    $   17,795

Other income                  1,519          255         --            1,774             3,576          534      --         4,110

Total net income              1,485          132       (210)           1,407             3,919          373    (210)        4,082

Total assets                                                                         1,057,416       57,254      --     1,114,670

Total loans and leases                                                                 532,133       54,325      --       586,458



                         For the three-month period ended September 30, 1998     For the nine-month period ended September 30, 1998
                         ---------------------------------------------------     --------------------------------------------------

                            PB         PCLC          ZIP            Total              PB          PCLC       ZIP        Total
                            --         ----          ---            -----              --          ----       ---        -----

Net interest income      $  3,894     $   23         $--          $  3,917          $ 12,264     $     58     $--      $ 12,322

Other income                  832          9          --               841             3,028            9      --         3,037

Total net income            1,064        (24)         --             1,040             3,032          (24)     --         3,008

Total assets                                                                         918,736        1,993      --       920,729

Total loans and leases                                                               448,590        1,437      --       450,027

Note 7 - Accounting for Derivative Instruments and Hedging Activities

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

Note 8 - Business Combinations

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

         On August 16, 1999, the company completed the acquisition of Municipal Capital Corporation, a brokerage for small ticket municipal leases. Municipal Capital's principal product line is tax-exempt and taxable lease/purchase obligations. The acquisition was accounted for as a purchase and added approximately $150,000 of goodwill to Patriot's balance sheet which is being amortized over a period of 15 years.

Note 9 - Subsequent Events

         On November 8, 1999. The company entered into a 20 year sale leaseback contract for seven of its owned offices. The contract calls for a purchase price of $5,150,000, which approximates the book value of the assets.

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

   GENERAL. Patriot reported diluted earnings per share of $.24 and net income of $1,407,000 for the three-month period ended September 30, 1999. This represents an increase of 19% over diluted earnings per share of $.20 and a 35% increase over net income of $1,040,000 for the three month period ended September 30, 1998. Diluted earnings per share for the nine-month period ending September 30, 1999 was $.69 and net income of $4,082,000 compared with $.57 and net income of $3,008,000 for the nine-month period ended September 30, 1998. Return on average equity was 10.25%, for the three-month period ended September 30, 1999 compared to 9.13%, for the three-month period ended September 30, 1998.

   NET INTEREST INCOME. Net interest income for the three-month and nine-month periods ended September 30, 1999 was $6,104,000 and $17,795,000 compared to $3,917,000 and $12,322,000 for the same periods in 1998. This increase is primarily due to an increase in average balances associated with the acquisitions of Keystone Financial Leasing Company (Keystone) and First Lehigh Corporation (First Lehigh) and as Patriot has continued to grow its assets to more fully utilize its capital. Patriot's net interest margin (net interest income as a percentage of average interest-earning assets) was 2.42% for the nine-month period ended September 30, 1999 compared to 1.90% for the same period in 1998. The increase in margin is primarily due to the acquisitions and the growth of Patriot's commercial loan and lease portfolios.

   Interest on loans and leases was $11,607,000 and $33,284,000 for the three-month and nine-month periods ended September 30, 1999 compared to $8,675,000 and 25,654,000 for the same periods in 1998. The average balance of loans was $560,313,000 with an average yield of 7.93% for the nine-month period ended September 30, 1999 compared to an average balance of $448,254,000 with an average yield of 7.73% for the same period in 1998. The increase in average balance is due to the acquisitions of Keystone and First Lehigh and the continued origination of commercial loans. The increase in average yield is primarily a result of a greater volume of higher yielding commercial loans and leases from both acquisitions coupled with Patriot's increased originations of its own commercial loans.

   Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $7,453,000 and $22,137,000 for the three-month and nine-month periods ended September 30, 1999 compared to $6,990,000 and $20,525,000 for the same periods in 1998. The average balance of the investment portfolio was $460,387,000 with an average yield of 6.69% for the nine-month period ended September 30, 1999 compared to an average balance of $423,136,000 with an average yield of 6.78% for the same period in 1998. The increase in average balance was primarily due to investments acquired from First Lehigh. The decrease in average yield is related to decreases in yields in the market.

   Interest on total deposits was $5,222,000 and $15,236,000 for the three-month and nine-month periods ended September 30, 1999 compared to $4,543,000 and $12,872,000 for the same periods in 1998. The average balance of total deposits was $464,875,000 with an average cost of 4.38% for the nine-month period ended September 30, 1999 compared to an average balance of $361,903,000 with an average cost of 4.98% for the same period in 1998. The increase in average balance is primarily the result of $93,905,000 of new deposits from the acquisition of First Lehigh coupled with aggressive marketing of money market and other transaction-based deposit accounts. The decrease in average yield was the result of a higher percentage of lower costing core deposits due to the addition of approximately $50,000,000 in core deposits from the First Lehigh acquisition coupled with general decreases in interest rates.

    Interest on borrowings was $7,778,000 and $22,590,000 for the three-month and nine-month periods ended September 30, 1999 compared to $7,259,000 and $21,217,000 for the same periods in 1998. The average balance of borrowings was $557,200,000 with an average cost of 5.40% for the nine-month period ended September 30, 1999 compared to an average balance of $489,904,000 with a cost of 5.88% for the same period in 1998. The increase in average balance was due to the use of borrowings to fund the growth in the balance sheet particularly for the funding of the purchase Keystone Leasing Company. The decrease in the cost of borrowings was the result of a general decrease in interest rates.

   PROVISION FOR CREDIT LOSSES. The provision for credit losses was $300,000 and $900,000 for the three-month and nine-month periods ended September 30, 1999 compared to $325,000 and $875,000 for the same periods in 1998. The increase in the provision is a reflection of the growth of Patriot's loan portfolio and the origination of more commercial loans and leases offset somewhat by Patriot's asset quality and low level of delinquencies and low level of non-performing assets. At September 30, 1999 Patriot's non-performing assets were .16% of total assets and all loans 30 days or more delinquent were .67% of total loans.

   NON-INTEREST INCOME. Total non-interest income was $1,774,000 and $4,110,000 for the three-month and nine-month periods ended September 30,1999 compared to $841,000 and $3,037,000 for the same periods in 1998. Non-interest income also includes gains recognized on the sale of investment securities available for sale. The increase in recurring other non-interest income was primarily due to an increased emphasis on recurring non-interest income including loan and deposit fees, ATM fees, mortgage banking gains, and income from bank owned life insurance.

   NON-INTEREST EXPENSE. Total non-interest expense was $5,761,000 and $15,582,000 for the three-month and nine-month periods ended September 30, 1999 compared to $3,111,000 and $10,595,000 for the same periods in 1998. The increase in non-interest expense was the result of increased salary and employee benefit costs and occupancy and equipment costs, both related to the acquisition of Keystone and First Lehigh and Patriot's expanded operations. Non-interest expense in the nine-month period ended September 30, 1998 also included a special non-recurring pre-tax charge of $961,000 related to the retirement of Patriot's former Chairman.

   INCOME TAX PROVISION. The income tax provision was $410,000 and $1,341,000 for the three-month and nine-month periods ended September 30, 1999 compared to $282,000 and $881,000 for the same periods in 1998. The effective tax rate was 22.56% and 24.73% for three-month and nine-month periods ended September 30, 1999 compared to 21.33% and 22.65% for the same periods in 1998. The increase is a result of the amortization of non-deductible goodwill offset somewhat by the purchase of certain tax exempt investments.

FINANCIAL CONDITION

   LOAN AND LEASE PORTFOLIO. Patriot's primary portfolio loan products are commercial loans, small ticket commercial leases, fixed-rate and adjustable-rate mortgage loans and home equity loans and lines of credit. Patriot also offers residential construction loans and other consumer loans. At September 30, 1999 Patriot's total loan portfolio was $586,458,000, compared to a total loan portfolio of $504,993,000 at December 31, 1998. The increase in the loan portfolio was primarily the result of the loan portfolio acquired from First Lehigh coupled with aggressive marketing of commercial loans and leases. During the nine-month period ended September 30, 1999, Patriot originated total loans and leases of $220,582,000, compared to total loans and leases originated of $132,957,000 for the same period in 1998. Commercial loan and lease originations for the nine-month period ended September 30, 1999 were $117,230,000 compared to $42,727,000 for the same period in 1998.

   CASH AND CASH EQUIVALENTS. Cash and cash equivalents at September 30, 1999 were $15,970,000 compared to $30,487,000 at December 31, 1998. The decrease in cash balances is associated with timing differences in borrowing activity and investment prepayments.

   INVESTMENT AND MORTGAGE-BACKED SECURITIES. Investment securities consist primarily of U.S. agency securities, mortgage-backed securities which are generally insured or guaranteed by either FHLMC, FNMA or the GNMA and collateralized mortgage obligations.

   Total investment and mortgage-backed securities at September 30, 1999 were $444,972,000 compared to $416,019,000 at December 31, 1998. The increase in investment and mortgage-backed securities was primarily due to investments acquired from First Lehigh Corp.. During the second quarter Patriot transferred $267,676,000 in investment securities, principally consisting of agency mortgage-backed and CMO securities. from an available for sale classification to held to maturity to reflect Patriot's intentions to hold the securities to maturity. The transaction recorded an unrealized loss on the transferred securities of $561,000 net of tax, which continues to be reported as a component of accumulated other comprehensive income and is being amortized over the remaining lives of those securities as an adjustment to yield.

   OTHER ASSETS. Premises and equipment at September 30, 1999 was $16,691,000 compared to $10,259,000 at December 31, 1998. The increase in premises and equipment is primarily associated with the First Lehigh acquisition and the construction of a new branch in Allentown PA. Accrued interest receivable at September 30, 1999 was $4,604,000 compared to $4,114,000 at December 31, 1998.
The increase is consistent with the growth in the loan and investment portfolios. Real estate owned at September 30, 1999 was $433,000 compared to $58,000 at December 31, 1998. During the nine-month period ended September 30, 1999 Patriot purchased a bank owned life insurance policy with a cash surrender value at September 30, 1999 of $15,511,000. Goodwill and other intangible assets at September 30, 1999 was $14,118,000 compared to $2,267,000 at December 31, 1998. The increase in goodwill and other intangibles is associated with the First Lehigh acquisition. Other assets at September 30, 1999 were $8,732,000 compared to $6,988,000 at December 31, 1998.

   DEPOSITS. Deposits are primarily attracted from within Patriot's market area through the offering of various deposit instruments, including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Patriot also attracts jumbo certificates of deposit.

   Total deposits at September 30, 1999 were $477,135,000 compared to $377,796,000 at December 31, 1998. The increase in balance is primarily attributed to the acquisition of First Lehigh which added $93,905,000 of deposits

   BORROWINGS. Patriot utilizes borrowings as a source of funds for its asset growth and its asset/liability management. Patriot is eligible to obtain advances from the FHLB upon the security of the FHLB common stock it owns and certain of its residential mortgages and mortgage-backed securities, provided certain standards related to creditworthiness have been met. Patriot may also utilize repurchase agreements to meet its liquidity needs. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. Total borrowings at September 30, 1999 were $576,241,000 compared to $549,321,000 at December 31, 1998.

   STOCKHOLDERS' EQUITY. Total stockholders' equity was $52,704,000 at September 30, 1999 compared to $42,260,000 at December 31, 1998. The increase in balance is primarily due to stock issued in the acquisition of First Lehigh Corp. and net income in excess of dividends paid offset by the purchase of treasury stock and decreases in the market values of investment and mortgage-backed securities available for sale.

   NEW BUSINESS INITIATIVE. During the third quarter of 1999, the Company launched a new internet business initiative called BankZip.com. It is intended to become a nationally branded marketing network that offers consumers the speed, power and convenience of the Internet with the confidence of a local community banking relationship, as well as surcharge-free ATMs. The "Zip" in BankZip.com stems from zip code. After consumers enter their zip code at the BankZip.com umbrella site, they will be automatically introduced to a BankZip.com affiliate community banking site in their area and offered a full portfolio of co-branded "BankZip" financial products and services supported by centralized back office banking services. The look and feel of the affiliate's site will be customized to retain the brand identity of the local community bank, but at the same time gives community banks access to a nationally recognized brand.

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

   COST. The cost of the project and the date on which Patriot plans to complete both Year 2000 modifications and system conversions are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. Management currently estimates the cost of its Year 2000 plan including performing tests, documenting results and making modifications where necessary to be approximately $145,000 of which $92,000 has been expensed prior to September 30, 1999.

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

   During the nine-month period ended September 30, 1999, significant liquidity was provided by maturities and sales of investment and mortgage-backed securities, the acquisition of First Lehigh, and growth in deposits. The funds provided by these activities were invested in new loans, investment and mortgage-backed securities, and the purchase of treasury stock.

   At September 30, 1999, Patriot had outstanding loan commitments of $52,681,000. Patriot anticipates that it will have sufficient funds available to meet its loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from September 30, 1999 totaled $208,393,000. Based upon historical experience, Patriot expects that it will have the ability to retain substantially all of the maturing certificates of deposit at maturity. See "Year 2000 Compliance" for a discussion regarding the possible impact of Year 2000 issues on Patriot's liquidity.

   Capital Resources. FDIC regulations currently require companies to maintain a minimum leverage capital ratio of not less than 3% of tier 1 capital to total adjusted assets and not less than 4% of risk-adjusted assets, and a minimum risk-based capital ratio (based upon credit risk) of not less than 8%. The FDIC requires a minimum leverage capital requirement of 3% for institutions rated composite 1 under the CAMEL rating system. For all other institutions, the minimum leverage capital requirement is 3% plus at least an additional 1% to 2%, (100 to 200) basis points. At December 31, 1998, Patriot Bank's and Patriot Bank Corp.'s capital ratios exceeded all requirements to be considered well capitalized. The following table sets forth the capital ratios of Patriot Bank Corp., Patriot Bank and the current regulatory requirements at September 30, 1999:

                                                                                   To Be                      To Be
                                                      Actual                Adequacy Capitalized         Well Capitalized
                                                      ------                --------------------         ----------------
                                               Amount         Ratio            Amount    Ratio         Amount         Ratio
                                               ------         -----            ------    -----         ------         -----

                                                                        As of September 30, 1999

Total capital (to risk weighted assets)

Patriot Bank Corp.                             $67,973       11.48%           $47,363      8%          $59,204         10%
Patriot                                         61,347       10.47%            46,877      8%           58,596         10%

Tier I capital (to risk-weighted assets)

Patriot Bank Corp.                              61,326       10.36%            23,681      4%           35,522          6%
Patriot                                         55,446        9.46%            23,439      4%           35,158          6%

Tier I capital (to average assets)

Patriot Bank Corp.                              61,326        5.62%            43,648      4%           54,561          5%
Patriot                                         55,446        5.72%            38,758      4%           48,448          5%


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

   Patriot pursues several actions designed to control its level of interest rate risk. These actions include increasing the percentage of the loan portfolio consisting of short-term and adjustable-rate loans through increased originations of these loans, acquiring short-term and adjustable-rate mortgage-backed securities, and undertaking to lengthen the maturities of deposits and borrowings. At September 30, 1999, Patriot's total interest-bearing liabilities maturing or repricing within one year exceeded its total net interest-earning assets maturing or repricing in the same time period by $154,654,000 representing a one-year cumulative "gap," as defined above, as a percentage of total assets of negative 13.87%.

   The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1999, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 1999, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

                                                                             At September 30, 1999
    Interest-earning assets(1):                   3 Months    More than     More     More than   More     More than    Total
                                                   or Less     3 Months    than 6    1 Year to  than 3    5 Years
                                                                 to 6      Months     3 Years  Year to
                                                                Months    to 1 Year            5 Years

    Interest earning deposits                     $  10,873  $     -0-   $     -0-  $     -0-  $    -0-  $     -0- $   10,873
    Investment and mortgage-backed securities,       82,110     22,503      27,046     42,428   135,897    134,988    444,972
    net (2)(5)
    Loans receivable, net(3)(5)                     106,789     41,385      77,070    102,364   176,406     89,625    593,639

    Total interest-earning assets                   199,772     63,888     104,116    144,792   312,303    224,613  1,049,484

    Non-interest-earning assets                                                                             65,186     65,186

    Total assets                                  $ 199,772  $  63,888    $104,116  $ 144,792  $312,303  $ 289,799 $1,114,670

    Interest-bearing liabilities:

    Money market and passbook savings accounts(6) $  11,577  $  11,577    $ 23,155  $  43,694  $  5,659  $  31,736 $  127,398
    Demand and NOW accounts                           1,420      1,420       2,840      5,679    11,358     34,074     56,791
    Certificate accounts                             49,618     78,453      80,322     64,162    11,028      9,363    292,946
    Borrowings                                      262,048        -0-         -0-     50,000   170,000     94,193    576,241

    Total interest-bearing liabilities              324,663     91,450     106,317    163,535   198,045    169,366  1,053,376

    Non-interest-bearing liabilities                                                                         8,590      8,590
    Equity                                                                                                  52,704     52,704

    Total liabilities and equity                  $ 324,663  $  91,450   $ 106,317  $ 163,535  $198,045  $ 230,660 $1,114,670

    Interest sensitivity gap(4)                    (124,891)   (27,562)  $  (2,201) $ (18,743) $114,258  $  59,139

    Cumulative interest sensitivity gap           $(124,891)  (152,453)  $(154,654) $(173,397) $(59,139)       -0-

    Cumulative interest sensitivity gap as a         -11.20%    -13.68%     -13.87%    -15.56%    -5.31%      0.00%
    percent of total assets

    Cumulative interest-earning assets as a           61.53%     63.36%      70.40%     74.72%    93.31%     99.63%
    percent of cumulative interest-bearing
    liabilities

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

Through the use of income simulation modeling Patriot has calculated an estimate of net interest income for the year through September 30, 2000, based upon the assets, liabilities and off-balance sheet financial instruments in existence at September 30, 1999. Patriot has also estimated changes to that estimated net interest income based upon immediate and sustained changes in interest rates ("rate shocks"). Rate shocks assume that all interest rates increase or decrease on the first day of the period modeled and remain at that level for the entire period. The following table reflects the estimated percentage change in estimated net interest income for the period ending September 30, 1999.

            Rate shock to interest rates                  % change
            ----------------------------------            -----------
                       +2%                                  (13.8%)
                       +1%                                   (6.4%)
                       -1%                                    1.5%
                       -2%                                    2.8%

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


                  Exhibit 27 Financial Data Schedule
                          (filed herewith)

                  (b) Reports filed on Form 8K
                           None

-------------
* Incorporated herein by reference into this document from the exhibits to Form S-1, Registration Statement, filed on September 1, 1995 as amended Registration No. 33-96530.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              PATRIOT BANK CORP.
                                     ------------------------------------
                                                (Registrant)




Date    November 12, 1999                     /s/ JOSEPH W. MAJOR
      ---------------------          -------------------------------------
                                                Joseph W. Major
                                     President and Chief Executive Officer



Date    November 12, 1999                     /s/ RICHARD A. ELKO
      ---------------------          -------------------------------------
                                                Richard A. Elko
                                         Executive Vice President and
                                            Chief Financial Officer