Form 10-K
period 1999-12-31
PATRIOT BANK CORP
filed 2000-03-27
CIK 1000235

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                          COMMISSION FILE NO.: 0-26744

                               PATRIOT BANK CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  PENNSYLVANIA                                      23-2820537
        (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

      HIGH AND HANOVER STREETS, POTTSTOWN,                            19464
                  PENNSYLVANIA
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (610) 323-1500
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           COMMON STOCK, NO PAR VALUE
                                (TITLE OF CLASS)

     The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $76,614,538 and is based upon the last sales price of $14 per share as quoted on The Nasdaq Stock Market for March 8, 2000.

     As of March 8, 2000, the Registrant had 6,187,879 shares outstanding (excluding treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................    8
Item 4.   Submission of Matters to a Vote of Security Holders.........    8
Item 4A.  Executive Officers of the Registrant........................    9

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    9
Item 6.   Selected Financial Data.....................................   10
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   13
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   32
Item 8.   Financial Statements and Supplementary Data.................   33
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   63

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   63
Item 11.  Executive Compensation......................................   63
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   63
Item 13.  Certain Relationships and Related Transactions..............   63

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   63

SIGNATURES............................................................   65

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Patriot Bank Corp. (the "Company") is a Pennsylvania corporation and is the holding company for Patriot Bank (the "Bank") and Patriot Investment Company ("PIC"). The Company is a bank holding company and is subject to regulation by the Board of Governors of the Federal Reserve System (the "FRB"). Originally organized as a Delaware corporation, the Company became a Pennsylvania corporation as a result of its consolidation with First Lehigh Corporation on January 22, 1999. The Company's executive offices are located at the administrative offices of the Bank at High and Hanover Streets, Pottstown, Pennsylvania 19464.

     The Bank was originally chartered in 1938. In 1991, the Bank's predecessor converted from a federally-chartered mutual savings bank to a Pennsylvania-chartered mutual savings bank and changed its name to Patriot Savings Bank. In August 1995, the Bank converted from a Pennsylvania-chartered mutual savings bank to a federally-chartered mutual savings bank. On December 1, 1995, the Company acquired the Bank as part of the Bank's conversion from a mutual to stock form of ownership (the "Conversion"). In connection with the Conversion, the Bank changed its name to Patriot Bank. On May 23, 1997, the Bank converted to a Pennsylvania-chartered commercial bank. The Bank conducts business through its network of 18 community banking offices located in Montgomery, Berks, Lehigh, Northampton and Chester Counties, Pennsylvania. As a result of its acquisition of First Lehigh Bank, certain of the Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") and certain of its deposits are insured by the Bank Insurance Fund ("BIF") administered by the FDIC. At December 31, 1999, the Bank had total assets of $1,133 million, deposits of $502 million and stockholder's equity of $72 million.

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

     PIC is a Delaware investment corporation that was incorporated by the Company on September 10, 1996. Its primary business consists of maintaining an investment portfolio. At December 31, 1999, PIC had total assets of $1.1 million and stockholder's equity of $1.1 million.

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

SUBSIDIARY ACTIVITIES

     The Company has two wholly-owned subsidiaries: The Bank and PIC. The Bank has three wholly-owned subsidiaries: Marathon Management Company, Inc. ("Marathon"), Patriot Investments and Insurance Company ("PIIC"), and Patriot Commercial Leasing Co., Inc. ("PCLC"). Marathon provides title insurance services through a joint venture partnership. At December 31, 1999, Marathon had total assets of $205,000. PIIC markets certain nondeposit investment products. At December 31, 1999 PIIC had total assets of $198,000. PCLC is a commercial leasing company. At December 31, 1999, PCLC had total assets of $59.5 million.

PERSONNEL

     As of December 31, 1999, the Bank had 272 full-time and 23 part-time employees, none of whom was covered by a collective bargaining agreement. Management believes that the Bank has good relations with its employees and there are no pending or threatened labor disputes with its employees.

REGULATION AND SUPERVISION

     GENERAL. The Company, as a bank holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of, the FRB under the Bank Holding Company Act, as amended (the "BHCA"). In addition, the activities of Pennsylvania-chartered commercial banks, such as the Bank, are governed by the Pennsylvania Banking Code and the Federal Deposit Insurance Act ("FDI Act").

     The Bank is subject to extensive regulation, examination and supervision by the Federal Deposit Insurance Corporation (the "FDIC"), and the Pennsylvania Department of Banking ("PDB"). The Bank is a member of the Federal Home Loan Bank ("FHLB") System. Certain of the Bank's deposits are insured by the BIF while most of its deposit accounts are insured by the SAIF. The Bank must file reports with the PDB and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other banking institutions. The PDB and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the FRB, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to banking institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

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

     NEW LEGISLATION. Landmark legislation in the financial services area was signed into law by the President on November 12, 1999. The Gramm-Leach-Bliley Act dramatically changes certain banking laws that have been in effect since the early part of the 20th century. The most radical changes are that the separation between banking and the securities businesses mandated by the Glass-Steagall Act has now been removed, and the provisions of any state law that prohibits affiliation between banking and insurance entities have been preempted. Accordingly, the new legislation now permits firms engaged in underwriting and dealing in securities, and insurance companies, to own banking entities, and permits bank holding companies (and in some cases, banks) to own securities firms and insurance companies. The provisions of federal law that preclude banking entities from engaging in non-financially related activities, such as manufacturing, have not been changed. For example, a manufacturing company cannot own a bank and become a bank holding company, and a bank holding company cannot own a subsidiary that is not engaged in financial activities, as defined by the regulators.

     The new legislation creates a new category of bank holding company called a "financial holding company." In order to avail itself of the expanded financial activities permitted under the new law, a bank holding company must notify the Federal Reserve that it elects to be a financial holding company. A bank holding can make this election if it, and all its bank subsidiaries, are well capitalized, well managed, and have at least a satisfactory Community Reinvestment Act rating, each in accordance with the definitions prescribed by the Federal Reserve and the regulators of the subsidiary banks. Once a bank holding company makes such an election, and provided that the Federal Reserve does not object to such election, the financial holding company may engage in financial activities (i.e., securities underwriting, insurance underwriting, and certain other activities that are financial in nature as to be determined by the Federal Reserve) by simply giving a notice to the Federal Reserve within thirty days after beginning such business or acquiring a company engaged in such business. This makes the regulatory approval process to engage in financial activities much more streamlined than it was under prior law.

     The Company believes it qualifies to become a financial holding company, but has not yet determined whether or not it will file to become treated as one. The Federal Reserve has only recently promulgated rules implementing these provisions of the new legislation, and the Company may wait to see what the experience of other companies is under the new rules before it makes an election.

     The new law also permits certain financial activities to be undertaken by a subsidiary of a national bank. As the Bank is not a national bank, these provisions do not apply directly to the Bank. Generally, for financial activities that are conducted as a principal, such as an underwriter or dealer holding an inventory, a national bank must be one of the 100 largest national banks in the United States and have debt that is rated investment grade. However, smaller national banks may own a securities broker or an insurance agency, or certain other financial agency entities under the new law. Under prior law, national banks could only own an insurance agency if it was located in a town of fewer than 5,000 residents, or under certain other conditions. Under the new law, there is no longer any restriction on where the insurance agency subsidiary of a national bank is located or does business. As a Pennsylvania bank, the Bank is permitted under Pennsylvania law to own and operate an insurance agency without restriction, and could also own and operate a securities brokerage.

     In addition to the foregoing provisions of the new law that make major changes to the federal banking laws, the new legislation also makes a number of additions and revisions to numerous federal laws that affect the business of banking. For example, there is now a federal law on privacy with respect to customer information held by banks. The federal banking regulators are authorized to adopt rules regarding privacy for customer information. Banks must establish a disclosure policy for non-public customer information, disclose the policy to their customers, and give their customers the opportunity to object to non-public information being disclosed to a third party. Also, the Community Reinvestment Act has been amended by the new law to provide that small banks (those under $250 million in assets) that previously received an "outstanding" on their last CRA exam will not have to undergo another CRA exam for five years, or for four years if their last exam was "satisfactory." In addition, any CRA agreement entered into between a bank and a community group must be disclosed, with both the bank and the group receiving any grants from the bank detailing the amount of funding provided and what it was used for. The new law also requires a bank's policy on fees for transactions at ATM machines by non-customers to be conspicuously posted on the ATM. A number of other provisions affecting other general regulatory requirements for banking institutions were also adopted.

     It is too early to tell what effect the Gramm-Leach-Bliley Act may have on the Company and the Bank. The intent and scope of the act is positive for the financial industry, and is an attempt to modernize federal banking laws and make U.S. institutions competitive with those from other countries. While the legislation makes significant changes in U.S. banking law, such changes may not directly affect the Company's business unless it decides to avail itself of new opportunities available under the new law. The Company does not expect any of the provisions of the new Act to have a material adverse effect on its existing operations, or to significantly increase its costs.

     Separately from the Gramm-Leach-Bliley Act, Congress is often considering financial industry legislation. The Company cannot predict how any new legislation, or new rules adopted by the federal banking agencies, may affect its business in the future.

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

     Under the FDIC prompt corrective action regulations, the FDIC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a bank is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the FDIC to meet a specific capital level. A bank generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A bank that has lower ratios of capital is categorized as "undercapitalized," "significantly under capitalized," or "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the FDIC within 45 days of the date a bank receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The FDIC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. At December 31, 1999, both the Company and the Bank were "well capitalized."

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

     While most banks do not pay deposit insurance, all institutions are assessed for payment of the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF members began on January 1, 2000. The FDIC resets the FICO assessment rate each calendar quarter. The current annual rate is $0.212 per each $1,000 of deposits.

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

     LOANS TO ONE BORROWER. Applicable regulations limit the dollar amount of loans that the Bank may have outstanding to any one borrower, or group of affiliated borrowers, to 15% of the capital and surplus of the Bank. As of December 31, 1999, this limitation was equal to $10.8 million. There are exceptions from the limitation for certain secured loans, depending upon the amount and type of collateral.

     LIMITATION ON CAPITAL DISTRIBUTIONS. Dividend payments by the Bank to the Company are subject to the Pennsylvania Banking Code of 1965 and the FDI Act. Under the Pennsylvania Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FDI Act, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, the Bank would be limited to approximately $27.4 million of dividends in 2000 plus an additional amount equal to the Bank's net profit for 2000, up to the date of any such dividend declaration.

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

     TRANSACTIONS WITH RELATED PARTIES. The Bank's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its nonbanking subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the Bank. The aggregate amount of covered transactions with all affiliates is limited to 20% of the Bank's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, banks are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no bank may purchase the securities of any affiliate other than a subsidiary.

     The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

     ENFORCEMENT. Under the FDI Act, the FDIC has primary enforcement responsibility over state nonmember banks and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, removal of officers and/or directors, to institution of receivership or conservatorship, or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Federal law also establishes criminal penalties for certain violations.

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

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board regulations require depositary institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). During fiscal 1999, the Federal Reserve Board regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $47.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $47.8 million, the reserve requirement is $1.434 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the FDIC.

FEDERAL AND STATE TAXATION

  Federal Taxation

     GENERAL. The Company and its subsidiaries report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company. For its 1999 taxable year, the Company is subject to a maximum federal income tax rate of 34%.

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

     Under the 1996 Act, for its current and future taxable years, the Bank is permitted to make additions to its tax bad debt reserves. In addition, since the Bank's tax bad debt reserves as of December 31, 1987 exceeded its tax bad debt reserves as of December 31, 1995 it is not required to recapture any income.

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

     The amount of additional taxable income triggered by a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Banks does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

     CORPORATE ALTERNATIVE MINIMUM TAX. The Internal Revenue Code of 1986, as amended (the "Code") imposes a tax on a corporation's alternative minimum taxable income ("AMTI") at a rate of 20% if such alternative minimum tax ("AMT") exceeds the income tax the corporation would otherwise pay for the taxable year. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). The Bank does not expect to be subject to the AMT.

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

     Prior to January 22, 1999, the Company was subject to the Pennsylvania CNIT and the Pennsylvania Capital Stock and Foreign Franchise Tax because it was a foreign corporation doing business in Pennsylvania. The Company's Pennsylvania CNIT will be calculated on an unconsolidated basis and adjusted to reflect the appropriate allocation and apportionment requirements. The Company is currently subject to the Pennsylvania Capital Stock Tax and CNIT.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information, including principal occupation during the past five years, relating to the principal executive officers of the Company, as of March 15, 2000, is set forth below:

     James B. Elliott -- Age 59. Mr. Elliott was elected Chairman of the Company in July 1998. Mr. Elliott is the President of Stratecon, Inc.

     Joseph W. Major -- Age 44. Mr. Major was elected President and Chief Executive Officer of the Company and the Bank in July 1998. Prior to that Mr. Major was President and Chief Operating Officer of the Company and the Bank since September 1995 and Chief Executive Officer of the Bank since April 1997. Prior to his appointment at the Company and the Bank, Mr. Major was a partner in the firm of Mauger & Major.

     Richard A. Elko -- Age 38. Mr. Elko is President of ZipFinancial.com and Executive Vice President of the Company and the Bank. Mr. Elko was elected Executive Vice President and Chief Financial Officer of the Company and the Bank in January 1996. Prior to his appointment at the Company and the Bank, Mr. Elko was Corporate Controller at Sovereign Bancorp, Inc.

     Joni S. Naugle -- Age 41. Ms. Naugle was elected as Chief Operating Officer of the Company and the Bank in December 1998. Prior to that Ms. Naugle was a Senior Vice President for Marketing and Retail Sales at Sovereign Bank from 1979 to April 1998 and a consultant from April 1998 to December 1998.

     Kevin R. Pyle -- Age 33. Mr. Pyle has been Chief Credit Officer of the Bank since March 1996. Prior thereto he was a Vice President of Berks County Bank.

     James G. Blume -- Age 34. Mr. Blume was elected as Chief Financial Officer of the Company in December 1999. Prior to that, Mr. Blume served as Controller of the Company and Patriot Bank since March 1997. Prior to that Mr. Blume was the Accounting Manager of the Company and Patriot Bank. Prior to that Mr. Blume was senior staff accountant at Sovereign Bank until March 1996.

     Robert G. Phillips -- Age 48. Mr. Phillips was elected Treasurer of the Company and the Bank in August 1995. Prior thereto, Mr. Phillips was Treasurer of the Bank.

     Diane M. Davidheiser -- Age 42. Ms. Davidheiser was elected Corporate Secretary of the Company and the Bank in September 1998. Prior to that Ms. Davidheiser was an investor relations specialist and corporate administration assistant at Patriot Bank since 1987.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market System under the symbol "PBIX". At March 8, 2000, the total number of holders of record of the Company's common stock was 864.

     The following table sets forth the high and low bid and asked information of the Company's common stock to the extent available as reported by NASDAQ. Such prices have been adjusted to reflect all stock dividends paid during 1998.

                  1999                                       1998
      ----------------------------              ---------------------------------
          BID             ASKED                     BID                 ASKED
      -----------     ------------              -----------        --------------
QTR   HIGH    LOW     HIGH     LOW        QTR   HIGH    LOW        HIGH       LOW
---   ----    ---     ----     ---        ---   ----    ---        ----       ---
1st   13      9 3/8   13 1/8   9 1/2      1st   16 1/2  13 13/32   16 51/64   13 51/64
2nd   15 3/8  9 1/4    9 1/2   9 3/8      2nd   17      13 13/64   17 1/4     13 19/32
3rd   10 5/8  9 1/8    9 7/8   9 3/8      3rd   16      11 3/4     16 1/4     12 1/8
4th   10 7/8  8 1/8   11       8 3/16     4th   12 7/8   9         13 1/16    10

     The bid quotations reflect interdealer quotations, do not include retail mark ups, mark downs or commissions and may not necessarily represent actual transactions. The bid information as stated is, to the knowledge of management of the Company, the best approximate value at the time indicated.

DIVIDEND INFORMATION.

     Dividends on the Company's Common Stock are generally payable in February, May, August and November.

     Set forth below are the cash dividends paid by the Company during 1999 and 1998. Such dividends have been adjusted to reflect all stock dividends paid during such years.

                                                              1999     1998
                                                              -----    -----
First Quarter...............................................  $.078    $.066
Second Quarter..............................................  $.080    $.068
Third Quarter...............................................  $.083    $.070
Fourth Quarter..............................................  $.085    $.075

     For certain limitations on the ability of the Bank to pay dividends to the Company, see Part I, Item I "Business -- Regulation and
Supervision -- Limitation on Capital Distributions".

ITEM 6.  SELECTED FINANCIAL DATA

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

     The selected consolidated financial and other data and management's discussion and analysis set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto, contained elsewhere herein.

                                                          AT DECEMBER 31,
                                     ----------------------------------------------------------
                                        1999         1998        1997        1996        1995
                                     ----------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
SELECTED FINANCIAL CONDITION DATA:
Total assets.......................  $1,129,443    $980,761    $852,083    $529,165    $268,869
Investment and mortgage-backed
  securities available for sale....      87,334     386,380     343,125     159,148      47,646
Investment and mortgage-backed
  securities held to maturity......     348,047      29,639      62,516      72,710       3,917
Loans held for sale................       4,972       5,576       4,095          --          --
Loans and leases receivable........     628,060     509,080     422,209     280,184     194,250
Allowance for credit losses........      (6,082)     (4,087)     (2,512)     (1,830)     (1,702)
Deposits...........................     502,002     377,796     289,528     239,514     201,618
Borrowings.........................     568,795     549,321     508,884     231,595      10,000
Stockholders' equity...............      49,768      42,260      46,533      53,117      54,110

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------
                                         1999        1998        1997        1996        1995
                                        -------     -------     -------     -------     -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED OPERATING DATA:
Interest income....................     $75,544     $63,107     $50,249     $29,594     $17,168
Interest expense...................      51,510      46,236      35,807      17,502       9,549
                                        -------     -------     -------     -------     -------
Net interest income before
  provision for credit losses......      24,034      16,871      14,442      12,092       7,619
Provision for credit losses........       1,200       1,200         915         305          60
                                        -------     -------     -------     -------     -------
Net interest income after provision
  for credit losses................      22,834      15,671      13,527      11,787       7,559
Non-interest income................       5,945       3,873       2,330         637         518
Non-interest expense(3)............      26,402      14,267      11,158       9,198       6,151
                                        -------     -------     -------     -------     -------
Income before income taxes.........       2,377       5,277       4,699       3,226       1,926
Income taxes.......................         177       1,222       1,326       1,251         734
                                        -------     -------     -------     -------     -------
Net income.........................     $ 2,200     $ 4,055     $ 3,373     $ 1,975     $ 1,192
                                        =======     =======     =======     =======     =======
Diluted earnings per share(2)......     $  0.37     $  0.78     $  0.59     $  0.31
                                        =======     =======     =======     =======
Net income before non-recurring
  charge(3)........................     $ 5,549                             $ 2,811
                                        =======                             =======
Diluted earnings per share before
  non-recurring charge(2)(3).......     $  0.94                             $  0.44
                                        =======                             =======
Cash earnings per share before non-
  recurring charge(2)(3)(10).......     $  1.20     $  0.92     $  0.71     $  0.50
                                        =======     =======     =======     =======
                                                            AT DECEMBER 31,
                                        -------------------------------------------------------
                                         1999        1998        1997        1996        1995
                                        -------     -------     -------     -------     -------
PERFORMANCE RATIOS(4):
Return on average assets...........        0.20%       0.45%       0.49%       0.48%       0.50%
Return on average assets before
  non-recurring charge(3)..........        0.51          --          --        0.68          --
Return on average equity...........        4.00        8.72        7.22        3.71        5.40
Return on average equity before
  non-recurring charge(3)..........       10.10          --          --        5.28          --
Cash return on average equity(3)...       12.95%      10.27%       8.63%       6.02%       7.15%
Average interest rate spread(5)....        2.32        1.98        2.10        2.95        3.29
Net interest margin(6).............        2.44        2.01        2.14        3.01        3.39
Average interest-earning assets to
  average interest bearing
  liabilities......................      100.39      103.72      104.85      113.69      109.20
Total non-interest expense to
  average assets before
  non-recurring charge(3)..........        2.41        1.58        1.56        1.93        2.65
Dividend payout ratio(2)...........       86.02       35.91       40.31       45.91          --
REGULATORY CAPITAL RATIOS(7):
Tier 1 capital to average
  assets(8)........................        5.45%       5.37%       7.90%       9.97%      20.14%
Tier 1 capital to risk-adjusted
  assets(8)........................        9.39       10.00       12.92       20.28       34.27
Total capital to risk-adjusted
  assets(8)........................       10.46       12.46       14.54       20.98       35.35

                                                            AT DECEMBER 31,
                                        -------------------------------------------------------
                                         1999        1998        1997        1996        1995
                                        -------     -------     -------     -------     -------
ASSET QUALITY RATIOS(9):
Non-performing assets as a percent
  of total assets..................        0.15        0.11        0.15        0.12        0.29
Non-performing loans as a percent
  of loans receivable..............        0.24        0.21        0.26        0.20        0.30
Allowance for credit losses as a
  percent of loans receivable......        0.96        0.79        0.59        0.65        0.88
Allowance for credit losses as a
  percent of non-performing
  loans............................      354.04      362.63      225.90      321.94      292.94

---------------
 (1) Patriot has classified its investment and mortgage-backed securities as "held to maturity" or "available for sale" since fiscal 1994 when it adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

 (2) Patriot completed its initial public offering on December 1, 1995. Therefore, earnings per share and dividend payout ratio are not applicable for years prior to 1996.

 (3) In 1996, a non-recurring charge of $836,000 tax effected was recorded, representing the special deposit insurance assessment levied against all SAIF member financial institutions by the FDIC to recapitalize its SAIF fund. In 1999, a non-recurring charge of $ 5,067,000 was recorded in connection with Patriot's internet initiative -- BankZip.com.

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

 (7) For definitions and further information relating to regulatory capital requirements, see footnote 19 of the consolidated financial statements.

 (8) Regulatory capital ratios for 1996 and years prior are calculated under OTS guidelines. The ratios for 1999, 1998 and 1997 are calculated using Federal Reserve guidelines due to the conversion of Patriot Bank to a state chartered commercial bank in May 1997.

 (9) Non-performing assets consist of non-performing loans and real estate owned
     (REO). Non-performing loans consist of non-accrual loans, while REO consists of real estate acquired through foreclosure and real estate acquired by acceptance of a deed in lieu of foreclosure.

(10) Cash earnings per share is calculated by the elimination of non-cash expenses such as goodwill amortization, ESOP expense, and MRP expense

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

     Patriot's financial results include the following significant events:

          CAPITAL TRANSACTIONS. Patriot became a publicly owned company on December 1, 1995, when it issued 3,769,125 shares of common stock and raised net proceeds of $36,652,000. On September 22, 1997, and November 21, 1996, Patriot paid special 20% stock dividends. On May 14, 1998, Patriot distributed a 25% stock split. For comparative purposes, per share amounts, as presented herein, have been adjusted to reflect the stock split/dividends. During 1996, 1997, 1998 and 1999 Patriot repurchased 338,000, 1,246,000, 538,000 and 377,000 shares of its common stock at a cost of $6,892,000, $13,554,000, $2,517,000 and $4,808,000, respectively.

          MORTGAGE COMPANY ACQUISITION. On June 28, 1999, Patriot acquired three offices of Ark Mortgage Inc. The offices acquired are located in Fort Washington, Lancaster, and Bethlehem. The purchase price was equal to $250,000 in cash less certain profits on the acquired mortgage pipeline. The acquisition was accounted for as a purchase and added approximately $240,000 of goodwill to Patriot's balance sheet which is being amortized over a period of 4 years.

          BANK ACQUISITION. On January 22, 1999, Patriot completed the acquisition of First Lehigh Corporation ("First Lehigh"), a commercial banking company with $104,478,000 in total assets and $93,905,000 in total deposits. Patriot issued 1,640,000 shares of common stock for all the outstanding common and preferred stock of First Lehigh. The transaction had a total value of $21,047,000. The acquisition was accounted for as a purchase, and accordingly, the results of operations of First Lehigh are included in Patriot's consolidated statement of income from the date of acquisition. Goodwill and core deposit intangibles arising from the transaction totaled $12,439,000 which are being amortized over 15 years.

          LEASING ACQUISITION. On November 6, 1998, Patriot completed its acquisition of Keystone Financial Leasing Company (KFL). KFL is a small-ticket commercial leasing company which had total assets of $43,327,000 including lease receivables of $42,764,000 at the date of acquisition. KFL was purchased for $6,258,000 in cash plus contingent consideration based upon future revenues of KFL. The acquisition was accounted for as a purchase. Goodwill arising from the transaction totaled $2,267,000 and is being amortized over 15 years.

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

      RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

     SUMMARY. For the year ended December 31, 1999, Patriot reported net income of $2,200,000 or $.37 diluted earnings per share including costs related to the launch of BankZip.com of $3,349,000 ($5,067,000 before tax). Patriot's core banking operations exclusive of BankZip.com for the year ended December 31, 1999 generated $5,549,000 or $.94 diluted earnings per share compared to net income of $4,055,000 or $.78 diluted earnings per share for the year ended December 31, 1998. This represents an increase in net income of 37% and an increase in diluted earnings per share of 21% from core operations. Excluding the non-recurring charge related to BankZip.com, return on average equity was 10.10% for 1999 compared to 8.72% for 1998.

     NET INTEREST INCOME. Net interest income for 1999 was $24,034,000 compared to $16,871,000 in 1998. This represents an increase of 43% and is primarily due to an increase in average balances and interest spreads related to the acquisitions of First Lehigh and KFL. Much of Patriot's asset growth resulted from the origination of commercial loans and leases. Additionally, Patriot maintained a slightly larger investment and mortgage-backed securities portfolio throughout 1999 than in prior years. Patriot's asset growth was funded through deposit growth and borrowings.

     As a result of the acquisitions of First Lehigh and KFL which added higher yielding loans and leases coupled with a lower costing deposit base, Patriot's net interest margin (net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets) increased as anticipated to 2.44% in 1999 from 2.01% in 1998.

     Interest on loans was $45,590,000 for 1999 compared to $35,242,000 for 1998. The average balance of loans was $571,966,000 with an average yield of 7.97% compared to an average balance of $455,167,000 with an average yield of 7.74% in 1998. The increase in average balance was due to increased originations of commercial loans and leases as well as the acquisitions of First Lehigh and KFL. Also, the average balance of mortgage loans was maintained at a consistent level during 1999 as most mortgage loan originations were sold. The increase in average yield is primarily a result of commercial loans and leases representing a larger percentage of the loan portfolio.

     Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $29,656,000 for 1999 compared to $27,521,000 for 1998. The average balance of the investment portfolio was $457,093,000 with an average yield of 6.78% for 1999 compared to an average balance of $417,037,000 with an average yield of 6.84% for 1998. The increase in average balance was primarily due to investment and mortgage-backed securities acquired in the First Lehigh acquisition. The slight decrease in average yield is primarily a result of prepayments on higher yielding securities at the end of 1998 offset with increased yields on adjustable rate securities in 1999.

     Interest on total deposits was $20,565,000 for 1999 compared to $17,382,000 for 1998. The average balance of total deposits was $468,814,000 with an average cost of 4.38% for 1999 compared to an average balance of $350,262,000 with an average cost of 4.96% for 1998. The increase in average balance was primarily the result of the acquisition of First Lehigh, which added $89,000,000 in deposits, $50,000,000 of which were core deposits, coupled with aggressive marketing of core deposits (money market, checking and savings accounts) and an increase in Patriot's jumbo deposit program. The decrease in average cost was the result of the increase in core deposits from the First Lehigh acquisition offset by an increase in jumbo deposits. Patriot uses jumbo deposits attracted through individuals and brokerages as an alternative to borrowings. Total brokered deposits approximated $136,113,000 and $96,163,000 at December 31, 1999 and 1998, respectively. The average balance of retail deposits (total deposits less jumbo deposits) was $359,317,000 with an average cost of 3.96% for 1999 compared to an average balance of $247,239,000 with an average cost of 4.47% for 1998. The increase in average balance and the decrease in cost of Patriot's retail deposits was the result of the First Lehigh acquisition and an increased emphasis placed on attracting core deposits and less emphasis on originating retail certificates of deposit.

     Interest on borrowings was $30,945,000 in 1999 compared to $28,854,000 in 1998. The average balance of borrowings was $568,922,000 with an average cost of 5.43% for 1999 compared to an average balance of $501,605,000 with an average cost of 5.76% for 1998. The increase in average balance was due to the use of borrowings to fund the growth in the balance sheet. The decrease in average cost was due to generally lower interest rates.

     SPREAD ANALYSIS. The following table sets forth Patriot's average balances and the yields on those balances for the years ended December 31, 1999, 1998 and 1997. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown, except where noted otherwise. The yields and costs include fees, which are considered adjustments to yields.

                                                         FOR THE YEAR ENDED DECEMBER 31,
                           --------------------------------------------------------------------------------------------
                                        1999                            1998                           1997
                           ------------------------------   ----------------------------   ----------------------------
                            AVERAGE                YIELD/   AVERAGE               YIELD/   AVERAGE               YIELD/
                            BALANCE     INTEREST    RATE    BALANCE    INTEREST    RATE    BALANCE    INTEREST    RATE
                           ----------   --------   ------   --------   --------   ------   --------   --------   ------
                                                                  (IN THOUSANDS)
ASSETS:
  Interest-earning
    assets:
  Interest earning
    deposits.............  $   12,729   $   298     2.34%   $ 11,381   $   344     3.02%   $  5,522   $   193     3.49%
  Investment and
    mortgage-backed
    securities(1)........     457,093    29,656     6.78     417,037    27,521     6.84     336,718    23,048     6.96
  Loans receivable,
    net(2)...............     571,966    45,590     7.97     455,167    35,242     7.74     348,186    27,008     7.76
                           ----------   -------     ----    --------   -------     ----    --------   -------     ----
  Net interest-earning
    assets...............   1,041,788    75,544     7.35     883,585    63,107     7.25     690,426    50,249     7.34
  Non-interest-earning
    assets...............      55,753        --       --      18,236        --       --      16,635        --       --
                           ----------   -------     ----    --------   -------     ----    --------   -------     ----
  Total assets...........  $1,097,541   $75,544     7.00%   $901,821   $63,107     7.11%   $707,061   $50,249     7.16%
                           ==========   =======     ====    ========   =======     ====    ========   =======     ====
LIABILITIES AND EQUITY:
  Interest-bearing
    liabilities:
  Savings deposits.......  $  179,774   $ 4,767     2.65%   $116,381   $ 3,488     2.99%   $ 93,902   $ 2,632     2.80%
  Certificates of
    deposits.............     289,040    15,798     5.47     233,881    13,894     5.94     181,909    10,773     5.92
                           ----------   -------     ----    --------   -------     ----    --------   -------     ----
  Total deposits.........     468,814    20,565     4.39     350,262    17,382     4.96     275,811    13,405     4.86
  Borrowings(3)..........     568,922    30,945     5.44     501,605    28,854     5.76     382,357    22,402     5.86
                           ----------   -------     ----    --------   -------     ----    --------   -------     ----
  Total interest-bearing
    liabilities..........   1,037,736    51,510     4.96%    851,867    46,236     5.43%    658,168    35,807     5.44%
  Non-interest-bearing
    liabilities..........       4,847        --       --       3,436        --       --       2,188        --       --
                           ----------   -------     ----    --------   -------     ----    --------   -------     ----
  Total liabilities......   1,042,583    51,510     4.94     855,303    46,236     5.41     660,356    35,807     5.42
  Equity.................      54,958        --       --      46,518        --       --      46,705        --       --
                           ----------   -------     ----    --------   -------     ----    --------   -------     ----
  Total liabilities and
    equity...............  $1,097,541   $51,510     4.69%   $901,821   $46,236     5.13%   $707,061   $35,807     5.06%
                           ==========   =======     ====    ========   =======     ====    ========   =======     ====
  Net interest rate
    spread(4)............                           2.31%                          1.98%                          2.10%
                                                    ====                           ====                           ====
  Net interest
    margin(5)............                           2.44%                          2.01%                          2.14%
  Ratio of
    interest-earning
    assets to
    interest-bearing
    liabilities..........     100.39%                        103.72%                        104.90%

---------------
(1) Includes securities available for sale and held to maturity and unamortized discounts and premiums.

(2) Amount is net of deferred loan and lease fees, loans in process, discounts and premiums, and allowance for possible loan and lease losses and includes loans held for sale and non-performing loans and leases for which the accrual of interest has been discontinued.

(3) Includes short-term, long-term and trust preferred borrowings.

(4) Net interest rate spread represents the difference between the average yield on total assets and the average cost of total liabilities and equity.

(5) Net interest margin represents the tax-equivalent net interest income divided by average interest-earning assets. Net interest margin was increased by .12% in 1999, .11% in 1998, and .06% in 1997 due to tax equivalent calculations.

     RATE/VOLUME ANALYSIS. The following table presents the extent to which net interest income changed due to changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities during the periods indicated. Information is provided in each category with respect to changes attributable to changes in volumes (changes in volume multiplied by prior rate), changes attributable to changes in rate (changes in rate multiplied by prior volume), and the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionally to the changes due to volume and the changes due to rate.

                                        YEAR ENDED DECEMBER 31, 1999    YEAR ENDED DECEMBER 31, 1998
                                           COMPARED TO YEAR ENDED          COMPARED TO YEAR ENDED
                                             DECEMBER 31, 1998               DECEMBER 31, 1997
                                            INCREASE (DECREASE)             INCREASE (DECREASE)
                                                   DUE TO                          DUE TO
                                       ------------------------------   ----------------------------
                                        VOLUME      RATE       NET       VOLUME     RATE      NET
                                       --------   --------   --------   --------   ------   --------
                                                              (IN THOUSANDS)
Interest-earning assets:
Interest-earning deposits............  $    38    $   (84)   $   (46)   $   180    $ (29)   $   151
Investment and mortgage-backed
  securities.........................    2,606       (472)     2,134      5,326     (853)     4,473
Loans................................    9,283      1,065     10,348      8,283      (49)     8,234
                                       -------    -------    -------    -------    -----    -------
Total interest-earning assets........   11,927        509     12,436     13,789     (931)    12,858
                                       -------    -------    -------    -------    -----    -------
Interest-bearing liabilities:
Deposits.............................    4,796     (1,634)     3,162      3,751      226      3,977
Borrowings...........................    3,724     (1,612)     2,112      6,867     (415)     6,452
                                       -------    -------    -------    -------    -----    -------
Total interest-bearing liabilities...    8,520     (3,246)     5,274     10,618     (189)    10,429
                                       -------    -------    -------    -------    -----    -------
Net change in net interest income....  $ 3,407    $ 3,755    $ 7,162    $ 3,171    $(742)   $ 2,429
                                       =======    =======    =======    =======    =====    =======

     PROVISION FOR CREDIT LOSSES. The provision for credit losses for 1999 and 1998 was $1,200,000 . See "Credit Quality" for a detailed discussion of Patriot's asset quality.

     The following table sets forth the activity in the allowance for credit losses for the years indicated:

                                            AT OR FOR THE YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------
                                         1999      1998      1997      1996      1995
                                        ------    ------    ------    ------    ------
                                                        (IN THOUSANDS)
Allowance, beginning of year..........  $4,087    $2,512    $1,830    $1,702    $1,720
Charge-offs:
  Residential.........................     249       114        17        13        76
  Commercial..........................     573       253        --        98        --
  Home equity and consumer............     243       145       259        66         5
                                        ------    ------    ------    ------    ------
          Total charge-offs...........   1,065       512       276       177        81
                                        ------    ------    ------    ------    ------
Recoveries:
  Residential.........................       0        --         2        --        --
  Commercial..........................      66        --        31        --        --
  Home equity and consumer............      38         9        10        --         3
                                        ------    ------    ------    ------    ------
          Total recoveries............     104         9        43        --         3
                                        ------    ------    ------    ------    ------
Net charge-offs.......................     961       503       233       177        78
Acquired allowance....................   1,756       878        --        --        --
Provision charged to operations.......   1,200     1,200       915       305        60
                                        ------    ------    ------    ------    ------
Allowance, end of year................  $6,082    $4,087    $2,512    $1,830    $1,702
                                        ======    ======    ======    ======    ======
Net charge-offs to average loans......     .17%      .11%      .07%      .08%      .05%
Allowance for credit losses as a
  percentage of year-end total
  loans...............................     .96%      .79%      .59%      .65%       88%

     NON-INTEREST INCOME. Total non-interest income was $5,945,000 for 1999 compared to $3,873,000 for 1998. The increase was primarily due to an increased emphasis on recurring non-interest income including loan and deposit fees, ATM fees and mortgage banking activities. Non-interest income in 1999 included securities gains of $507,000 compared to $1,850,000 in 1998.

     NON-INTEREST EXPENSE. Total non-interest expense was $26,402,000 for 1999 compared to $14,267,000 for 1998. Non-interest expense in 1999 included $5,067,000 in costs incurred related to the launch of BankZip.com. Non-interest expense in 1998 included an infrequent charge of $961,000 related to the retirement of Patriot's former chairman. The increase in recurring non-interest expense reflects the acquisitions of First Lehigh and KFL plus growth in Patriot's operations. Patriot's efficiency ratio was 88.07% in 1999 compared to 68.77% in 1998 inclusive of the non-recurring charges in each year, exclusive of these charges the efficiency ratio was 71.17% in 1999 compared to 64.14% in 1998 which increased due to the costs incurred with the integration of the acquisitions of KFL and First Lehigh.

     INCOME TAX PROVISION. The income tax provision was $177,000 for 1999 compared to $1,222,000 for 1998. The effective tax rate was 7.44% for 1999 compared to 23.16% for 1998. The decrease in the effective tax rate is the result of the tax impact of the costs incurred amounting to $5,067,000 related to the launch of BankZip.com, substantially magnifying Patriot's proportion of tax exempt income to net income by Patriot's tax planning strategies, which include investments in tax-exempt securities. Excluding the costs and related tax benefits related to the launch of BankZip.com, Patriot's effective tax rate was 25.53% for 1999.

                              FINANCIAL CONDITION

     LOAN PORTFOLIO. Patriot's primary loan products are commercial loans and leases, home equity loans on existing owner-occupied residential real estate, and fixed-rate and adjustable-rate mortgage loans. Patriot also offers residential construction loans and other consumer loans.

     COMMERCIAL. Patriot originates commercial loans with an emphasis on small businesses, professionals and entrepreneurs within Patriot's local markets. Most of Patriot's commercial loan relationships have exposure of $500,000 or less. Commercial loans are generally secured by real estate and personal guarantees. As a result of the KFL acquisition in November 1998, Patriot acquired $42,764,000 in small-ticket commercial leases. The acquired portfolio is representative of Patriot's ongoing business in which Patriot originates small-ticket commercial leases to businesses located in Pennsylvania and other contiguous states. The leases are considered financing leases for financial accounting purposes.

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

     MORTGAGE. Patriot offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences, primarily owner-occupied, located in Patriot's primary market area. Patriot generally underwrites its first mortgage loans in accordance with underwriting standards set by the Federal Home Loan Mortgage Corp. (FHLMC) and the Federal National Mortgage Association (FNMA). Patriot also originates residential construction loans. Most of the residential mortgage loans originated by Patriot are sold into the secondary markets. Patriot generally only retains certain adjustable rate and balloon residential mortgages in its portfolio.

     At December 31, 1999, Patriot's total loan portfolio was $628,060,000 compared to a total loan portfolio of $509,080,000 at December 31, 1998. The increase in the loan portfolio was primarily the result of an emphasis placed on commercial lending and leasing relationships and the acquisition of First Lehigh.

     The following table sets forth the composition of Patriot's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated:

                                                                AT DECEMBER 31,
                                        ---------------------------------------------------------------
                                               1999                  1998                  1997
                                        -------------------   -------------------   -------------------
                                                   PERCENT               PERCENT               PERCENT
                                         AMOUNT    OF TOTAL    AMOUNT    OF TOTAL    AMOUNT    OF TOTAL
                                        --------   --------   --------   --------   --------   --------
                                                                (IN THOUSANDS)
Mortgage Portfolio:
  Residential mortgages...............  $293,852     47.25%   $300,232     58.73%   $294,716     69.41%
  Construction........................    10,481      1.69       5,267      1.03       4,039      0.95
Consumer Portfolio:
  Home equity.........................    69,785     11.22      64,807     12.67      75,439     17.77
  Other consumer loans................     9,081      1.46       4,336      0.85       3,909      0.92
Commercial Portfolio:
  Commercial loans....................   189,189     30.41      92,367     18.06      46,166     10.87
  Commercial leases...................    57,808      9.29      44,301      8.66         334      0.08
                                        --------    ------    --------    ------    --------    ------
Total loans, gross....................   630,196    100.00%    511,310    100.00%    424,603    100.00%
  Deferred loan fees..................    (2,136)               (2,230)               (2,394)
  Allowance for credit losses.........    (6,082)               (4,087)               (2,512)
                                        --------              --------              --------
          Total loans, net............  $621,978              $504,993              $419,697
                                        ========              ========              ========

                                                                        AT DECEMBER 31,
                                                           -----------------------------------------
                                                                  1996                  1995
                                                           -------------------   -------------------
                                                                      PERCENT               PERCENT
                                                                         OF                    OF
                                                            AMOUNT     TOTAL      AMOUNT     TOTAL
                                                           --------   --------   --------   --------
                                                                        (IN THOUSANDS)
Mortgage Portfolio:
  Residential mortgages..................................  $190,849     67.54%   $131,352     66.86%
  Construction...........................................     3,210      1.14       1,712      0.87
Consumer Portfolio:
  Home equity............................................    72,480     25.65      57,969     29.50
  Other consumer loans...................................     2,546      0.90       2,159      1.10
Commercial Portfolio:
  Commercial loans.......................................    13,491      4.77       3,288      1.67
  Commercial leases......................................        --        --          --        --
                                                           --------    ------    --------    ------
Total loans, gross.......................................   282,576    100.00%    196,480    100.00%
  Deferred loan fees.....................................    (2,392)               (2,230)
  Allowance for credit losses............................    (1,830)               (1,702)
                                                           --------              --------
          Total loans, net...............................  $278,354              $192,548
                                                           ========              ========

     The following table details Patriot's loan originations for the years indicated:

                                                      FOR THE PERIOD ENDED DECEMBER 31,
                                                     -----------------------------------
                                                       1999         1998         1997
                                                     ---------    ---------    ---------
                                                               (IN THOUSANDS)
Mortgage...........................................  $113,928     $ 98,067     $143,864
Consumer...........................................    30,149       25,428       42,227
Commercial.........................................   132,364       67,204       46,665
Commercial Leases..................................    40,147        6,202          397
                                                     --------     --------     --------
Total Originations.................................  $316,588     $196,901     $233,153
                                                     ========     ========     ========

     LOAN MATURITY. The following table sets forth the maturity schedule for Patriot's loan portfolio (excluding residential mortgages and consumer loans):

                                                 AMOUNTS AT DECEMBER 31, 1999, MATURING
                                           ---------------------------------------------------
                                                          AFTER ONE
                                                             YEAR
                                           IN ONE YEAR     THROUGH        AFTER
                                             OR LESS      FIVE YEARS    FIVE YEARS     TOTAL
                                           -----------    ----------    ----------    --------
                                                             (IN THOUSANDS)
Loan Maturity Schedule:
Commercial loans.........................    $38,151       $111,907      $30,209      $180,267
Commercial leases........................     19,547         37,791          470        57,808
Residential construction loans...........     10,228             --          253        10,481
Other construction loans.................      6,528          1,987          407         8,922
                                             -------       --------      -------      --------
          Total..........................    $74,454       $151,685      $31,339      $257,478
                                             =======       ========      =======      ========
Fixed rates..............................    $30,117       $105,030      $25,243      $160,390
Adjustable rates.........................     44,337         46,655        6,096        97,088
                                             -------       --------      -------      --------
          Total..........................    $74,454       $151,685      $31,339      $257,478
                                             =======       ========      =======      ========

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

     At December 31, 1999 non-performing assets were $1,718,000 or 0.15% of total assets compared to $1,127,000 or .11% of total assets at December 31, 1998. Patriot has controlled its level of non-performing assets by quickly identifying problem assets and resolving them in an expedient manner. Patriot had no restructured loans within the meaning of SFAS No. 15 and no potential problem loans within the meaning of the Securities and Exchange Commission Guide 3 at December 31, 1999.

     The following table sets forth information regarding non-performing assets:

                                                        AT DECEMBER 31,
                                          --------------------------------------------
                                           1999     1998     1997     1996      1995
                                          ------   ------   ------   -------   -------
                                                         (IN THOUSANDS)
Non-accrual loans:
Residential mortgages...................  $  591   $  494   $  524   $   411   $   494
Commercial..............................     189      159      128         6        10
Commercial leases.......................      56       75       --        --        --
Home equity and consumer................     373      212      125       151        77
                                          ------   ------   ------   -------   -------
Total non-accrual loans greater than 90
  days..................................   1,209      940      777       568       581
                                          ------   ------   ------   -------   -------
Residential mortgages...................     242       98      328        --        --
Home equity and consumer................      74       31        7        --        --
                                          ------   ------   ------   -------   -------
Total non-accrual loans less than 90
  days..................................     316      129      335        --        --
                                          ------   ------   ------   -------   -------
Total non-performing loans..............   1,525    1,069    1,112       568       581
REO.....................................     193       58      162        74       195
                                          ------   ------   ------   -------   -------
Total non-performing assets.............  $1,718   $1,127   $1,274   $   642   $   776
                                          ======   ======   ======   =======   =======
Allowance for credit losses as a percent
  of loans receivable...................     .96%     .79%     .59%      .65%      .88%
Allowance for credit losses as a percent
  of total non-performing loans.........  354.02   362.63   225.90    321.94    292.94
Non-performing loans as a percent of
  total loans receivable................     .24      .21      .26       .20       .30
Non-performing assets as a percent of
  total assets..........................     .15      .11      .15       .12       .29

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

     During 1999 Patriot's loan and lease portfolio grew from $509,080,000 at December 31, 1998, to $628,060,000. Almost all of this growth was in Patriot's commercial loan and lease portfolio. Management deemed it appropriate to add $1,200,000 to Patriot's allowance to adequately address the risk inherent in Patriot's portfolio. Included in Patriot's loan growth was the loan portfolio acquired in the First Lehigh acquisition and its related credit reserves of $1,756,000. Management deemed this acquired reserve to be adequate and consistent with its reserving methodology and philosophy.

     The following table sets forth management's allocation of the allowance for credit losses at the dates indicated:

                                                                        AT DECEMBER 31,
                             ------------------------------------------------------------------------------------------------------
                                           1999                               1998                               1997
                             --------------------------------   --------------------------------   --------------------------------
                                                   PERCENT OF                         PERCENT OF                         PERCENT OF
                                                    LOANS IN                           LOANS IN                           LOANS IN
                                      PERCENT OF      EACH               PERCENT OF      EACH               PERCENT OF      EACH
                                      ALLOWANCE     CATEGORY             ALLOWANCE     CATEGORY             ALLOWANCE     CATEGORY
                                       TO TOTAL     TO TOTAL              TO TOTAL     TO TOTAL              TO TOTAL     TO TOTAL
                             AMOUNT   ALLOWANCE      LOANS      AMOUNT   ALLOWANCE      LOANS      AMOUNT   ALLOWANCE      LOANS
                             ------   ----------   ----------   ------   ----------   ----------   ------   ----------   ----------
                                                                         (IN THOUSANDS)
Residential mortgages......  $1,509      24.81%       48.52%    $1,273      31.15%       59.76%    $1,253      49.88%       72.24%
Commercial loans and
  leases...................  3,605       59.27        39.02     2,131       52.13        26.72       629       25.04         8.70
Home equity and consumer...    968       15.92        12.46       683       16.72        13.52       630       25.08        19.06
                             ------     ------       ------     ------     ------       ------     ------     ------       ------
Total valuation
  allowances...............  $6,082     100.00%      100.00%    $4,087     100.00%      100.00%    $2,512     100.00%      100.00%
                             ======     ======       ======     ======     ======       ======     ======     ======       ======

                                                                                     AT DECEMBER 31,
                                                           -------------------------------------------------------------------
                                                                         1996                               1995
                                                           --------------------------------   --------------------------------
                                                                                 PERCENT OF                         PERCENT OF
                                                                                  LOANS IN                           LOANS IN
                                                                    PERCENT OF      EACH               PERCENT OF      EACH
                                                                    ALLOWANCE     CATEGORY             ALLOWANCE     CATEGORY
                                                                     TO TOTAL     TO TOTAL              TO TOTAL     TO TOTAL
                                                           AMOUNT   ALLOWANCE      LOANS      AMOUNT   ALLOWANCE      LOANS
                                                           ------   ----------   ----------   ------   ----------   ----------
                                                                                     (IN THOUSANDS)
Residential mortgages....................................  $ 895       48.87%       69.27%    $1,265      74.32%       67.73%
Commercial loans and leases..............................    261       14.28         4.18        33        1.94         1.67
Home equity and consumer.................................    674       36.85        26.55       404       23.74        30.60
                                                           ------     ------       ------     ------     ------       ------
Total valuation allowances...............................  $1,830     100.00%      100.00%    $1,702     100.00%      100.00%
                                                           ======     ======       ======     ======     ======       ======

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents at December 31, 1999, were $8,161,000 compared to $30,487,000 at December 31, 1998. The decrease in cash and cash equivalents was primarily due to a lower level of receipts of principal repayments on mortgage-backed securities.

     SECURITIES. Investment securities consist of US Treasury and government agency securities, corporate debt and equity securities. Mortgage-backed securities consist of securities generally insured by either the FHLMC, FNMA or the Government National Mortgage Association (GNMA). Collateralized mortgage obligations consist of securities issued by the FHLMC, FNMA or private issuers.

     Total investment and mortgage-backed securities at December 31, 1999, were $435,381,000 compared to $416,019,000 at December 31, 1998. The increase in investment and mortgage-backed securities was primarily due to investments acquired from First Lehigh. During 1999 Patriot transferred $366,628,000 in investment securities, principally consisting of agency, mortgage-backed and CMO securities, from an available for sale classification to held to maturity to reflect Patriot's intentions to hold the securities to maturity. The transaction recorded an unrealized loss on the transferred securities of $4,758,000 net of tax, which continues to be reported as a component of accumulated other comprehensive income (loss) and is being amortized over the remaining lives of those securities.

     The following table sets forth certain information regarding the amortized cost and market value of investment and mortgage-backed securities at the dates indicated:

                                                      AT DECEMBER 31,
                             ------------------------------------------------------------------
                                     1999                   1998                   1997
                             --------------------   --------------------   --------------------
                             AMORTIZED    MARKET    AMORTIZED    MARKET    AMORTIZED    MARKET
                               COST       VALUE       COST       VALUE       COST       VALUE
                             ---------   --------   ---------   --------   ---------   --------
                                                       (IN THOUSANDS)
AVAILABLE FOR SALE:
  Investment securities:
     US Treasury and
       government agency
       securities..........  $     --    $     --   $ 40,568    $ 40,699   $ 19,884    $ 20,086
     Corporate
       securities..........    17,361      16,663     19,102      20,715     17,493      18,767
     Equity securities.....    72,106      70,671     60,823      63,979     48,168      52,553
  Mortgage-backed
     securities:
     FHLMC.................        --          --      6,122       6,157     11,287      11,501
     FNMA..................        --          --     43,554      43,470     20,163      20,254
     GNMA..................        --          --      7,114       7,206     12,592      12,871
  Collateralized mortgage
     obligations:
     FHLMC.................        --          --    104,751     106,256     75,085      75,784
     FNMA..................        --          --     89,855      89,294    118,778     118,844
     Other.................        --          --      8,560       8,604     12,522      12,465
                             --------    --------   --------    --------   --------    --------
          Total investment
            and
            mortgage-backed
            securities
            available for
            sale...........  $ 89,467    $ 87,334   $380,449    $386,380   $335,972    $343,125
                             ========    ========   ========    ========   ========    ========
HELD TO MATURITY:
  Investment securities:
     US Treasury and
       government agency
       securities..........  $ 74,246    $ 66,791   $    900    $    908   $  1,035    $  1,034
     Corporate
       securities..........     1,501       1,500      1,502       1,560      1,502       1,544

                                                      AT DECEMBER 31,
                             ------------------------------------------------------------------
                                     1999                   1998                   1997
                             --------------------   --------------------   --------------------
                             AMORTIZED    MARKET    AMORTIZED    MARKET    AMORTIZED    MARKET
                               COST       VALUE       COST       VALUE       COST       VALUE
                             ---------   --------   ---------   --------   ---------   --------
                                                       (IN THOUSANDS)
  Mortgage-backed
     securities:
     FHLMC.................     4,272       4,292         --          --         --          --
     FNMA..................    54,809      51,673         --          --         --          --
     GNMA..................     4,528       4,569         --          --         --          --
  Collateralized mortgage
     obligations:
     FHLMC.................   114,178     110,809      1,176       1,190      1,801       1,804
     FNMA..................    82,489      79,215      7,509       7,517      9,775       9,887
     Other.................     9,732       9,700     18,552      18,734     48,403      48,548
     CMBS..................     2,292       2,205         --          --         --          --
                             --------    --------   --------    --------   --------    --------
          Total investment
            and
            mortgage-backed
            securities held
            to maturity....  $348,047    $330,754   $ 29,639    $ 29,909   $ 62,516    $ 62,817
                             ========    ========   ========    ========   ========    ========

     The following table sets forth certain information regarding the carrying value, weighted average yield and contractual maturities of Patriot's investment and mortgage-backed securities as of December 31, 1999.

                                                               MORE THAN ONE YEAR    MORE THAN FIVE YEARS
                                          ONE YEAR OR LESS        TO FIVE YEARS          TO TEN YEARS
                                         -------------------   -------------------   ---------------------
                                                    WEIGHTED              WEIGHTED               WEIGHTED
                                         CARRYING   AVERAGE    CARRYING   AVERAGE    CARRYING     AVERAGE
                                          VALUE      YIELD      VALUE      YIELD       VALUE       YIELD
                                         --------   --------   --------   --------   ---------   ---------
                                                                  (IN THOUSANDS)
AVAILABLE FOR SALE:
Investment securities:
  Corporate securities.................   $  300      6.09%    $   884      6.69%     $   274      6.11%
  Equity securities....................       --        --          --        --           --        --
                                          ------      ----     -------      ----      -------      ----
          Total available for sale.....   $  300      6.09%    $   884      6.69%     $   274      6.11%
                                          ======      ====     =======      ====      =======      ====
HELD TO MATURITY:
Investment securities:
  U.S. Treasury and government
     securities........................   $  650      5.60%    $ 3,023      5.62%     $11,932      6.43%
  Corporate securities.................      500      6.64       1,001      7.06           --        --
  Mortgage-backed securities:
  FHLMC................................      195      6.31       1,667      6.56          534      6.06
  FNMA.................................    2,345      5.70       6,268      6.31        8,818      6.32
  GNMA.................................      179      6.38         393      6.36          657      6.40
Collateralized mortgage obligations:
  FHLMC................................    1,786      6.57       8,519      6.56       13,252      6.57
  FNMA.................................    1,112      6.50       5,790      6.50        9,919      6.48
  Other................................      188      6.89       1,005      6.91        1,716      6.91
  CMBS.................................      105      7.14       1,021      7.14        1,166      7.14
                                          ------      ----     -------      ----      -------      ----
          Total held to maturity.......   $7,060      6.19%    $28,687      6.44%     $47,994      6.49%
                                          ======      ====     =======      ====      =======      ====

                                       MORE THAN TEN YEARS   NO STATED MATURITY           TOTAL
                                       -------------------   -------------------   -------------------
                                                  WEIGHTED              WEIGHTED              WEIGHTED
                                       CARRYING   AVERAGE    CARRYING   AVERAGE    CARRYING   AVERAGE
                                        VALUE      YIELD      VALUE      YIELD      VALUE      YIELD
                                       --------   --------   --------   --------   --------   --------
                                                               (IN THOUSANDS)
AVAILABLE FOR SALE:
Investment securities:
  Corporate securities...............  $ 15,205     8.92%    $    --        --%    $ 16,663     8.70%
  Equity securities..................        --       --      70,671      6.15       70,671     6.15
                                       --------     ----     -------      ----     --------     ----
          Total available for sale...  $ 15,205     8.92%    $70,671      6.15%    $ 87,334     6.63%
                                       ========     ====     =======      ====     ========     ====
HELD TO MATURITY:
Investment securities:
  U.S. Treasury and government
     securities......................  $ 58,641     6.73%    $    --        --%    $ 74,246     6.63%
  Corporate securities...............        --       --          --        --        1,501     6.92
Mortgage-backed securities:
  FHLMC..............................     1,876     5.96                              4,272     6.22
  FNMA...............................    37,378     6.48                             54,809     6.40
  GNMA...............................     3,299     6.37                              4,528     6.37
Collateralized mortgage obligations:
  FHLMC..............................    90,621     6.62          --        --      114,178     6.61
  FNMA...............................    65,668     6.48          --        --       82,489     6.48
  Other..............................     6,823     6.88          --        --        9,732     6.89
  CMBS...............................        --       --          --        --        2,292     7.14
                                       --------     ----     -------      ----     --------     ----
          Total held to maturity.....  $264,306     6.59%    $    --        --%    $348,047     6.55%
                                       ========     ====     =======      ====     ========     ====

     Investments in equity securities that have readily determinable fair values and all investments in debt securities are classified as either held to maturity and reported at amortized cost or available for sale and reported at fair value with unrealized gains and losses reported in a separate component of stockholders' equity, or trading securities and reported at fair value with unrealized gains and losses included in earnings.

     The following table represents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies and corporations) having an aggregate book value in excess of 10% of Patriot's stockholder's equity which were held at December 31, 1999:

                                                          AT DECEMBER 31, 1999
                                                      ----------------------------
ISSUER                                                CARRYING VALUE    FAIR VALUE
------                                                --------------    ----------
                                                             (IN THOUSANDS)
FHLMC Preferred Stock...............................     $44,966         $44,612
FHLB Stock..........................................     $20,835         $20,835

     OTHER ASSETS. Premises and equipment at December 31, 1999 were $11,376,000 compared to $10,259,000 at December 31, 1998. The increase was due to the First Lehigh acquisition and continued investments in technology offset by the sale of office sites amounting to $5,137,000 in a sale leaseback transaction. Accrued interest receivable at December 31, 1999 was $4,845,000 compared to $4,114,000 at December 31, 1998. The increase is associated with growth in the balance sheet from the First Lehigh acquisition and continued commercial loan and lease growth. Cash surrender value life insurance was $15,700,000 at December 31, 1999, this reflects Patriot's purchase of a BOLI (Bank owned life insurance) during 1999. Goodwill and other intangibles were $14,189,000 at December 31, 1999 compared to $2,267,000 at December 31, 1998, this increase resulted from the goodwill recognized in connection with the acquisition of First Lehigh. Other assets at December 31, 1999 were $12,648,000 compared to $6,988,000 at December 31, 1998. The increase is to changes in the deferred tax accounts related to the balance of the accumulated other comprehensive income (loss) at December 31, 1999.

     DEPOSITS. Deposits are generally attracted from within Patriot's primary market area through the offering of various deposit instruments, including checking accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Patriot also solicits jumbo deposits from various sources.

     Total deposits at December 31, 1999 were $502,002,000 compared to $377,796,000 at December 31, 1998. Of that increase, $89,000,000 was the result of the First Lehigh acquisition and $17,000,000 came from aggressive marketing of money market and other transaction-based deposit accounts. The remaining $18,000,000 of that increase came from Patriot's jumbo deposit program. Patriot uses jumbo deposits as an alternative to borrowings.

     The following table sets forth the distribution of average deposit accounts for the periods indicated and the weighted average yield on each category of deposit presented:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                           ------------------------------------------------------------------------------------------------
                                        1999                             1998                             1997
                           ------------------------------   ------------------------------   ------------------------------
                                      PERCENT                          PERCENT                          PERCENT
                                      OF TOTAL   WEIGHTED              OF TOTAL   WEIGHTED              OF TOTAL   WEIGHTED
                           AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE
                           BALANCE    DEPOSITS    YIELD     BALANCE    DEPOSITS    YIELD     BALANCE    DEPOSITS    YIELD
                           --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS)
Money market deposits....  $ 86,152     18.37%     4.07%    $ 62,749     17.91%     4.45%    $ 42,425     15.38%     4.29%
Passbook deposits........    39,654      8.46%     2.47       23,772      6.79      2.42       27,149      9.84      2.61
NOW deposits.............    34,294      7.31%     0.76       21,452      6.12      0.56       18,399      6.67      0.55
Demand deposits..........    19,675      4.20%     0.00        8,408      2.40      0.00        5,929      2.15      0.00
Retail certificates of
  deposit................   179,542     38.30%     5.27      130,858     37.37      5.78      140,432     50.92      5.77
                           --------    ------     -----     --------    ------      ----     --------    ------      ----
Total retail deposits....   359,317     76.64      3.95      247,239     70.59      4.47      234,334     84.96      4.58
Jumbo certificates of
  deposit................   109,497     23.36      5.78      103,023     29.41      6.15       41,477     15.04      6.44
                           --------    ------     -----     --------    ------      ----     --------    ------      ----
         Total
           deposits......  $468,814    100.00%     4.38%    $350,262    100.00%     4.96%    $275,811    100.00%     4.86%
                           ========    ======     =====     ========    ======      ====     ========    ======      ====

     At December 31, 1999, the Company had $136,113,000 in certificate of deposit accounts in amounts of $100,000 or more maturing as follows:

Three months or less........................................  $ 60,362
Over three through six months...............................    39,231
Over six through 12 months..................................     6,183
Over 12 months..............................................    30,337
                                                              --------
          Total.............................................  $136,113
                                                              ========

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

     The following table presents certain information regarding borrowed funds:

                                                       AT DECEMBER 31,
                                 ------------------------------------------------------------
                                        1999                 1998                 1997
                                 ------------------   ------------------   ------------------
                                            AVERAGE              AVERAGE              AVERAGE
                                 BALANCE     RATE     BALANCE     RATE     BALANCE     RATE
                                 --------   -------   --------   -------   --------   -------
                                                        (IN THOUSANDS)
FHLB advances..................  $412,692     5.28%   $360,198     5.25%   $275,200     5.78%
Repurchase Agreements..........   137,103     5.36     170,123     5.43     214,684     5.89
Trust Preferred................    19,000    10.30      19,000    10.30      19,000    10.80
                                 --------    -----    --------    -----    --------    -----
          Total borrowings
            outstanding........  $568,795     5.47%   $549,321     5.48%   $508,884     6.01%
                                 ========    =====    ========    =====    ========    =====
Short-term (less than 1
  year)........................  $236,206     5.50%   $235,123     5.47%   $385,684     5.84%
Long-term (over 1 year)........   332,589     5.44     314,198     5.49     123,200     6.55
                                 --------    -----    --------    -----    --------    -----
          Total borrowings
            outstanding........  $568,795     5.46%   $549,321     5.48%   $508,884     6.01%
                                 ========    =====    ========    =====    ========    =====

     STOCKHOLDERS' EQUITY. Total stockholders' equity was $49,768,000 at December 31, 1999 compared to $42,260,000 at December 31, 1998. The increase was a result of the issuance of stock related to the First Lehigh acquisition and net income, offset by repurchases of common stock, cash dividends paid and a decrease in the net unrealized gain on investment and mortgage-backed securities available for sale.

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

     During 1999, significant liquidity was provided by financing activities, particularly short-term FHLB advances and deposits. Maturities of investment and mortgage-backed securities also provided significant liquidity during 1999. The funds provided by these activities were invested in new loans and used to fund the repurchase of Patriot common stock.

     At December 31, 1999, Patriot had outstanding loan commitments of $76,346,000. Patriot anticipates that it will have sufficient funds available to meet its loan commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1999 totaled $222,399,000. Based upon historical experience, Patriot expects that substantially all of the maturing certificates of deposit will be retained at maturity.

     CAPITAL RESOURCES. FDIC regulations currently require companies to maintain a minimum leverage capital ratio of not less than 3% of Tier 1 capital to total adjusted assets, a Tier 1 capital ratio of not less than 4% of risk-adjusted assets, and a minimum risk-based total capital ratio (based upon credit risk) of not less than 8%. The FDIC requires a minimum leverage capital requirement of 3% for institutions rated composite 1 under the CAMEL rating system. For all other institutions, the minimum leverage capital requirement is 3% plus at least an additional 1% to 2% (100 to 200 basis points). At December 31, 1999, Patriot Bank's and Patriot Bank Corp.'s capital ratios exceeded all requirements to be considered well capitalized. The following table sets forth the capital ratios of Patriot Bank Corp., Patriot Bank and the current regulatory requirements at December 31, 1999:

                                                                              TO BE WELL
                                                                          CAPITALIZED UNDER
                                                       FOR CAPITAL        PROMPT CORRECTIVE
                                     ACTUAL         ADEQUACY PURPOSES           ACTION
                                ----------------    ------------------    ------------------
AS OF DECEMBER 31, 1999         AMOUNT     RATIO     AMOUNT     RATIO      AMOUNT     RATIO
-----------------------         -------    -----    --------    ------    --------    ------
Total capital (to
  risk-weighted assets)
Patriot Bank Corp. ...........  $65,849    10.46%   $50,346       8%      $62,932       10%
Patriot Bank..................   69,299    10.95%    50,621       8%       63,277       10%
Tier I capital (to
  risk-weighted assets)
Patriot Bank Corp. ...........   59,085     9.39%    25,173       4%       37,759        6%
Patriot Bank..................   63,217     9.99%    25,310       4%       37,965        6%
Tier I capital (to average
  assets)
Patriot Bank Corp. ...........   59,085     5.45%    43,334       4%       54,168        5%
Patriot Bank..................   63,217     6.55%    38,601       4%       48,251        5%

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

     Patriot pursues several actions designed to control its level of interest rate risk. These actions include increasing the percentage of the loan portfolio consisting of short-term and adjustable-rate loans through increased originations of these loans, acquiring short-term and adjustable-rate mortgage-backed securities, and undertaking to lengthen the maturities of deposits and borrowings. At December 31, 1999, Patriot's total interest-bearing liabilities maturing or repricing within one year exceeded its total net interest-earning assets maturing or repricing in the same time period by $220,460,000 representing a one-year cumulative "gap," as defined above, as a percentage of total assets of negative 19.52%.

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1999, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 1999, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

                                                                 AT DECEMBER 31, 1999
                               -----------------------------------------------------------------------------------------
                                              MORE THAN     MORE THAN    MORE THAN   MORE THAN
                               3 MONTHS OR   3 MONTHS TO   6 MONTHS TO   1 YEAR TO   3 YEARS TO   MORE THAN
INTEREST-EARNING ASSETS(1):       LESS        6 MONTHS       1 YEAR       3 YEARS     5 YEARS      5 YEARS      TOTAL
---------------------------    -----------   -----------   -----------   ---------   ----------   ---------   ----------
                                                                    (IN THOUSANDS)
Interest earning deposits....   $   3,242     $      --     $      --    $      --   $      --    $     --    $    3,242
  Investment and mortgage-
    backed securities,
    net(2)(5)................      82,372         8,742        28,986       28,829      90,065     196,387       435,381
  Loans receivable,
    net(3)(5)................     104,906        53,859        79,629       99,477     191,508      97,571       626,950
                                ---------     ---------     ---------    ---------   ---------    --------    ----------
    Total interest-earning
      assets.................     190,520        62,601       108,615      128,306     281,573     293,958     1,065,573
  Non-interest-earning
    assets...................                                                                       63,870        63,870
                                ---------     ---------     ---------    ---------   ---------    --------    ----------
    Total assets.............     190,520        62,601       108,615      128,306     281,573     357,828     1,129,443
INTEREST-BEARING LIABILITIES:
  Money market and passbook
    savings accounts(6)......      11,388        11,388        22,776       43,030       5,561      29,754       123,897
  Demand and NOW accounts....       1,635         1,635         3,270        6,540      13,079      39,237        65,396
  Certificate accounts.......      89,512        51,517        81,370       71,271      15,221       3,818       312,709
  Borrowings.................     257,705            --        50,000           --     216,897      44,193       568,795
                                ---------     ---------     ---------    ---------   ---------    --------    ----------
    Total interest-bearing
      liabilities............     360,350        64,540       157,416      120,841     250,758     117,002     1,070,797
  Non-interest-bearing
    liabilities..............                                                                        8,878         8,878
  Equity.....................                                                                       49,768        49,768
                                ---------     ---------     ---------    ---------   ---------    --------    ----------
    Total liabilities and
      equity.................   $ 360,240     $  64,540     $ 157,416    $ 120,841   $ 250,758    $175,648    $1,129,443
                                ---------     ---------     ---------    ---------   ---------    --------    ----------
  Interest sensitivity
    gap(4)...................    (169,720)       (1,939)      (48,801)       7,465      30,815     182,180
  Cumulative interest
    sensitivity gap..........    (169,720)     (171,659)     (220,460)    (212,994)   (182,180)         --
  Cumulative interest
    sensitivity gap as a
    percent of total
    assets...................     -15.03%       -15.20%       -19.52%      -18.86%     -16.13%       0.00%
  Cumulative interest-earning
    assets as a percent of
    cumulative
    interest-bearing
    liabilities..............      52.89%        59.59%        62.13%       69.70%      80.90%      99.51%

---------------
(1) Interest-earning assets are included in the period in which the balances are expected to be repaid and/ or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.

(2) Includes assets available for sale and held to maturity.

(3) For purposes of the gap analysis, loans receivable includes non-performing loans and is reduced for the allowance for estimated loan losses, and unamortized discounts and deferred loan fees.

(4) Interest sensitivity gap represents the difference between total interest-earning assets and total interest-bearing liabilities.

(5) Annual prepayment rates for loans and mortgage-backed securities range from 6% to 22%.

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

     Through the use of income simulation modeling Patriot has calculated an estimate of net interest income for the year ending December 31, 2000, based upon the assets, liabilities and off-balance sheet financial instruments in existence at December 31, 1999. Patriot has also estimated changes to that estimated net interest income based upon immediate and sustained changes in interest rates ("rate shocks"). Rate shocks assume that all interest rates increase or decrease on the first day of the period modeled and remain at that level for the entire period. The following table reflects the estimated percentage change in estimated net interest income for the year ending December 31, 2000.

RATE SHOCK TO
INTEREST RATES   % CHANGE
--------------   --------
     +2%           (12.4)%
     +1%            (5.8)%
     -1%             6.5%
     -2%            14.0%

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

YEAR 2000 ISSUES

     Year 2000 issues result from the inability of many computer programs or computerized equipment to accurately calculate, store or use data for the year 2000 or later. These potential shortcomings could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, track important customer information, provide convenient access to this information, or engage in normal business operations. While lingering concern exists about certain dates during the Year 2000, the most significant date, January 1, 2000, has passed without incident. As of the date of this filing Patriot has not experienced any significant Year 2000 problems relating to its internal or third party computer systems. Nor has Patriot experienced any issues regarding ability of commercial customers to meet debt service as a result of Year 2000 issues. Patriot incurred costs related to year 2000 compliance and testing amounting to $144,000 and will continue to monitor systems for problems in the future, however the costs related to that process are not expected to be significant.

                                 QUARTERLY DATA

     The following table presents selected quarterly consolidated financial data:

                                                                    THREE MONTHS ENDED
                                 -----------------------------------------------------------------------------------------
                                 DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,
                                   1999       1999        1999       1999        1998       1998        1998       1998
                                 --------   ---------   --------   ---------   --------   ---------   --------   ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total interest income..........  $19,923     $19,104    $18,556     $17,961    $16,697     $15,720    $15,571     $15,119
Total interest expense.........   13,684      13,000     12,552      12,274     12,147      11,802     11,364      10,923
                                 -------     -------    -------     -------    -------     -------    -------     -------
Net interest income............    6,239       6,104      6,004       5,687      4,550       3,918      4,207       4,196
Provision for credit losses....      300         300        300         300        325         325        300         250
                                 -------     -------    -------     -------    -------     -------    -------     -------
Net interest income after pro
  vision for credit losses.....    5,939       5,804      5,704       5,387      4,225       3,593      3,907       3,946
Other income...................    1,836       1,774      1,202       1,134        836         841      1,532         664
Other expenses.................   10,820       5,761      5,092       4,729      3,672       3,111      4,131       3,353
                                 -------     -------    -------     -------    -------     -------    -------     -------
(Loss) income before income
  taxes........................   (3,045)      1,817      1,814       1,792      1,389       1,323      1,308       1,257
Income tax provision...........   (1,165)        410        443         488        341         283        300         298
                                 -------     -------    -------     -------    -------     -------    -------     -------
Net (loss) income..............  $(1,880)    $ 1,407    $ 1,371     $ 1,304    $ 1,048     $ 1,040    $ 1,008     $   959
                                 =======     =======    =======     =======    =======     =======    =======     =======
Diluted earnings per share.....  $ (0.32)    $  0.24    $  0.23     $  0.22    $  0.21     $  0.20    $  0.19     $  0.18
Dividends per share............  $  .085     $  .083    $  .080     $  .078    $  .075     $  .070    $  .068     $  .066
Market Prices -- High..........  $ 11.00     $  9.88    $  9.50     $ 13.13    $ 13.06     $ 16.25    $ 17.25     $ 16.80
                Low............  $  8.19     $  9.37    $  9.38     $  9.50    $  9.00     $ 11.75    $ 13.20     $ 13.41

      RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

     SUMMARY. For the year ended December 31, 1998, Patriot reported net income of $4,055,000 or $.78 diluted earnings per share compared to net income of $3,373,000 or $.59 diluted earnings per share for the tear ended December 31, 1997. This represents an increase in net income of 20% and an increase in earnings per share of 32%. Return on average equity was 8.72% for 1997 compared to 7.22% for 1997.

     NET INTEREST INCOME. Net interest income for 1998 was $16,871,000 compared to $14,442,000 in 1997. This represents an increase of 17% and is primarily due to an increase in average balances. Average balances increased throughout 1998 as Patriot grew its assets to more fully utilize the capital raised in its stock conversion. Much of Patriot's asset growth resulted from the origination of commercial loans and the acquisition of KFL. Additionally, Patriot maintained a larger investment and mortgage backed securities portfolio throughout 1998 than in prior years. Patriots asset growth was funded through deposit growth and borrowings.

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

     Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $27,521,000 for 1998 compared to $23,048,000 for 1997. The average balance of the investment portfolio was $417,037,000 with an average yield of 6.84% for 1998 compared to an average balance of $336,718,000 with an average yield of 6.96% for 1997. The increase in average balance was due to the purchase of investment and mortgage-backed securities. The decrease in average yield is primarily a result of the effect of generally lower interest rates on adjustable rate securities and new securities purchased.

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

     PROVISION FOR CREDIT LOSSES. The provision for credit losses was $1,200,000 for 1998 compared to $915,000 for 1997. The increase in the provision was a reflection of the growth of Patriot's loan portfolio and the higher percentage of commercial loans and leases as a percentage of total loans.

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

     INCOME TAX PROVISION. The income tax provision was $1,222,000 for 1998 compared to $1,326,000 for 1997. The effective tax rate was 23.16% for 1998 compared to 28.22% for 1997. The decrease in the effective tax rate is the result of Patriot's tax planning strategies which include investments in tax-exempt securities. Also, on May 22,1997, Patriot's primary operating subsidiary, Patriot Bank, converted its banking charter from a federally chartered savings bank to a state chartered commercial bank. Prior to Patriot Bank's charter conversion, it was subject to state income taxes. Patriot Bank's state tax expense is currently a franchise tax and is no longer based on income and is considered a non-interest expense.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The discussion concerning the effects of interest rate changes on the Company's estimated net interest income for the year ending December 31, 2000 set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Management of Interest Rate Risk" in Item 7 hereof, is incorporated herein by reference.

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

     Management is also responsible for compliance with the federal laws and regulations concerning dividend restrictions and loans to insiders designated by the Federal Deposit Insurance Corporation as safety and soundness laws and regulations.

     The Corporation assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Patriot Bank Corp. complied, in all material respects, with the designated laws and regulations related to safety and soundness as of December 31, 1999.

/s/ Joseph W. Major                                         /s/ James G. Blume
Joseph W. Major                                             James G. Blume
Chief Executive Officer                                     Chief Financial
Officer

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Patriot Bank Corp.:

     We have audited the accompanying consolidated balance sheets of Patriot Bank Corp. and Subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying consolidated financial statements of Patriot Bank Corp. for the period ended December 31, 1997 were audited by other auditors whose report thereon, dated January 21, 1998, expressed an unqualified opinion on those statements.

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

     In our opinion, the 1999 and 1998 financial statements referred to above present fairly, in all material respects, the financial position of Patriot Bank Corp. and subsidiaries as of December 31, 1998 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

KPMG LLP SIG
KPMG LLP

January 20, 2000

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Patriot Bank Corp.

     We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of Patriot Bank Corp. and Subsidiaries for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows of the Patriot Bank Corp. and Subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ Grant Thornton LLP
----------------------
    Grant Thornton LLP

Philadelphia, Pennsylvania
January 21, 1998

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1999         1998
                                                              ----------    --------
ASSETS
Cash and due from banks.....................................  $    4,919    $  1,044
Interest-earning deposits in other financial institutions...       3,242      29,443
                                                              ----------    --------
          Total cash and cash equivalents...................       8,161      30,487
Securities available for sale...............................      87,334     386,380
Securities held to maturity (market value of $330,754 and
  $29,909 at December 31, 1999 and 1998, respectively)......     348,047      29,639
Loans held for sale.........................................       4,972       5,576
Loans and leases receivable, net of allowances for credit
  loss of $6,082 and $4,087 at December 31, 1999 and 1998,
  respectively..............................................     621,978     504,993
Premises and equipment, net.................................      11,376      10,259
Accrued interest receivable.................................       4,845       4,114
Real estate owned...........................................         193          58
Cash surrender value life insurance.........................      15,700          --
Goodwill and other intangible assets........................      14,189       2,267
Other assets................................................      12,648       6,988
                                                              ----------    --------
          Total assets......................................  $1,129,443    $980,761
                                                              ==========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits....................................................  $  502,002    $377,796
FHLB Advances...............................................     412,692     360,198
Securities sold under repurchase agreements.................     137,103     170,123
Advances from borrowers for taxes and insurance.............       4,761       4,747
Trust Preferred.............................................      19,000      19,000
Other liabilities...........................................       4,117       6,637
                                                              ----------    --------
          Total liabilities.................................   1,079,675     938,501
                                                              ----------    --------
Preferred stock, $0.01 par value, 2,000,000 shares
  authorized, none issued at December 31, 1999 and 1998,
  respectively..............................................          --          --
Common stock, no par value, 10,000,000 shares authorized,
  6,555,490 and 7,034,927 shares issued at December 31, 1999 and 1998, respectively....................................
Additional paid-in capital..................................      58,117      60,404
Common stock acquired by ESOP, 385,643 and 411,352 shares at
  cost at December 31, 1999 and 1998, respectively..........      (2,141)     (2,285)
Common stock acquired by MRP, 108,794 and 154,116 shares at
  amortized cost at December 31, 1999 and 1998,
  respectively..............................................        (638)       (971)
Retained earnings...........................................       4,737       4,220
Treasury stock acquired, 369,991 and 2,122,309 shares at
  cost at December 31, 1999 and 1998, respectively..........      (4,172)    (22,963)
Accumulated other comprehensive (loss) income...............      (6,135)      3,855
                                                              ----------    --------
          Total stockholders' equity........................      49,768      42,260
                                                              ----------    --------
          Total liabilities and stockholders' equity........  $1,129,443    $980,761
                                                              ==========    ========

        The accompanying notes are an integral part of these statements.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
INTEREST INCOME
  Interest-earning deposits.................................  $   298    $   344    $   193
  Securities................................................   29,656     27,521     23,048
  Loans and leases..........................................   45,590     35,242     27,008
                                                              -------    -------    -------
          Total interest income.............................   75,544     63,107     50,249
                                                              -------    -------    -------
INTEREST EXPENSE
  Deposits..................................................   20,565     17,382     13,405
  Short-term borrowings.....................................   13,343     16,379     15,648
  Long-term borrowings......................................   17,602     12,475      6,754
                                                              -------    -------    -------
          Total interest expense............................   51,510     46,236     35,807
                                                              -------    -------    -------
  Net interest income before provision for credit losses....   24,034     16,871     14,442
  Provision for credit losses...............................    1,200      1,200        915
                                                              -------    -------    -------
  Net interest income after provision for credit losses.....   22,834     15,671     13,527
                                                              -------    -------    -------
NON-INTEREST INCOME
  Service fees, charges and other operating income..........    4,443      1,406        830
  Gain on the sale of branch deposits and facility..........       --         --        885
  (Loss) gain on sale of real estate owned..................       (3)         1         (9)
  Gain on sale of securities available for sale.............      507      1,850        438
  Mortgage banking activities...............................      998        616        186
                                                              -------    -------    -------
          Total non-interest income.........................    5,945      3,873      2,330
                                                              -------    -------    -------
NON-INTEREST EXPENSE
  Salaries and employee benefits............................   10,606      8,741      6,741
  Occupancy and equipment...................................    4,108      2,187      1,952
  Professional services.....................................      787        634        258
  Federal deposit insurance premiums........................      225        196        132
  Information Services......................................      179        146        167
  Advertising...............................................      817        552        551
  Deposit processing........................................      605        388        307
  Goodwill amortization.....................................      992          7         --
  Office supplies & postage.................................      641        367        306
  MAC expense...............................................      377        226        141
  Internet initiatives (BankZip.com)........................    5,067         --         --
  Other operating expenses..................................    1,998        823        603
                                                              -------    -------    -------
          Total non-interest expense........................   26,402     14,267     11,158
                                                              -------    -------    -------
     Income before income taxes.............................    2,377      5,277      4,699
  Income taxes..............................................      177      1,222      1,326
                                                              -------    -------    -------
     Net income.............................................  $ 2,200    $ 4,055    $ 3,373
                                                              =======    =======    =======
  Earning per share -- basic................................  $  0.38    $  0.83    $  0.62
                                                              =======    =======    =======
  Earnings per share -- diluted.............................  $  0.37    $  0.78    $  0.59
                                                              =======    =======    =======
  Dividends per share.......................................  $  0.32    $  0.28    $  0.24
                                                              =======    =======    =======

---------------
(1) All per share data restated to reflect stock splits and dividends.

        The accompanying notes are an integral part of these statements.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                                                       ACCUMULATED
                                              ADDITIONAL                                                  OTHER
                                  NUMBER OF    PAID-IN                          RETAINED   TREASURY   COMPREHENSIVE
                                  SHARES(1)    CAPITAL      ESOP       MRP      EARNINGS    STOCK        INCOME        TOTAL
                                  ---------   ----------   -------   --------   --------   --------   -------------   --------
BALANCE AT JANUARY 1, 1997......    4,985      $49,061     $(2,571)  $ (1,538)  $ 10,357   $ (2,517)     $   325      $ 53,117
                                   ------      -------     -------   --------   --------   --------      -------      --------
Common stock issued.............        6          102          --         --         --         --           --           102
Common stock acquired by MRP....       (6)          --          --       (102)        --         --           --          (102)
Treasury stock purchased........   (1,037)          --          --         --         --    (13,554)          --       (13,554)
Stock dividend 20%..............      789       10,654          --         --    (10,654)        --           --            --
Release and amortization of
  MRP...........................       48           --          --        355         --         --           --           355
Release of ESOP shares..........       26          165         143         --         --         --           --           308
Change in unrealized gains on
  securities available for sale,
  net of taxes..................       --           --          --         --         --         --        4,330         4,330
Net income......................       --           --          --         --      3,373         --           --         3,373
Cash dividends paid.............       --           --          --         --     (1,396)        --           --        (1,396)
                                   ------      -------     -------   --------   --------   --------      -------      --------
BALANCE AT DECEMBER 31, 1997....    4,811      $59,982     $(2,428)  $ (1,285)  $  1,680   $(16,071)     $ 4,655      $ 46,533
                                   ======      =======     =======   ========   ========   ========      =======      ========
Common stock issued.............        2           46          --         --         --         --           --            46
Common stock acquired by MRP....       (2)          --          --        (46)        --         --           --           (46)
Treasury stock purchased........     (538)          --          --         --         --     (6,892)          --        (6,892)
Stock split 25%.................       --           --          --         --         --         --           --            --
Release and amortization of
  MRP...........................       48          156          --        360         --         --           --           516
Release of ESOP shares..........       26          220         143         --         --         --           --           363
Change in unrealized gains on
  securities available for sale,
  net of taxes..................       --           --          --         --         --         --         (800)         (800)
Net income......................       --           --          --         --      4,055         --           --         4,055
Cash dividends paid.............       --           --          --         --     (1,515)        --           --        (1,515)
                                   ------      -------     -------   --------   --------   --------      -------      --------
BALANCE AT DECEMBER 31, 1998....    4,347      $60,404     $(2,285)  $   (971)  $  4,220   $(22,963)     $ 3,855      $ 42,260
                                   ======      =======     =======   ========   ========   ========      =======      ========
Common stock issued.............        3           26          --         --         --         --           --            26
Common stock acquired by MRP....       (3)          --          --        (26)        --         --           --           (26)
Treasury stock purchased........     (377)          --          --         --         --     (4,808)          --        (4,808)
Treasury Stock Retired..........       --      (23,531)         --         --         --     23,531           --            --
Common stock issued for Business
  combination...................    1,640       21,047                                                                  21,047
Release and amortization of
  MRP...........................       48           53          --        359         --         --           --           412
Release of ESOP shares..........       26          118         144         --         --         --           --           262
Purchase ESPP shares............        7                                                        68                         68
Change in unrealized gains on
  securities available for sale,
  net of taxes..................       --           --          --         --         --         --       (9,990)       (9,990)
Net income......................       --           --          --         --      2,200         --           --         2,200
Cash dividends paid.............       --           --          --         --     (1,683)        --           --        (1,683)
                                   ------      -------     -------   --------   --------   --------      -------      --------
BALANCE AT DECEMBER 31, 1999....    5,691      $58,117     $(2,141)  $   (638)  $  4,737   $ (4,172)     $(6,135)     $ 49,768
                                   ======      =======     =======   ========   ========   ========      =======      ========

---------------
(1) All per share data restated to reflect stock split.
        The accompanying notes are an integral part of these statements.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
OPERATING ACTIVITIES
  Net Income................................................  $   2,200   $   4,055   $   3,373
  Adjustments to reconcile net income to net cash provided
    by operating activities
    Amortization and accretion of Deferred loan origination
      fees..................................................         70        (126)       (145)
      Premiums and discounts................................     (2,836)     (1,228)        (94)
      MRP shares............................................        412         516         355
      Goodwill..............................................        992           7
    Provision for possible loan losses......................      1,200       1,200         915
    Release of ESOP shares..................................        262         363         308
    Gain on sale of investment securities...................       (507)     (1,850)       (438)
    Loss (gain) on sale of real estate owned................          3          (1)          9
    Write down of real estate owned.........................         --          97          --
    Gain on sale of deposits................................         --          --        (885)
    Depreciation of premises and equipment..................      1,751       1,027         762
    Mortgage loans originated for sale......................    (63,796)    (42,988)    (13,753)
    Mortgage loans sold.....................................     64,400      41,507       9,658
    (Increase) decrease in deferred income taxes............     (1,390)        315        (139)
    Increase in cash surrender value of life insurance......       (653)
    Decrease (increase) in accrued interest receivable......          4           5      (1,470)
    Decrease (increase) in other assets.....................        543      (5,723)     (1,134)
    (Decrease) increase in other liabilities................     (3,548)     (1,154)      1,563
                                                              ---------   ---------   ---------
      Net cash used by operating activities.................       (893)     (3,978)     (1,115)
                                                              ---------   ---------   ---------
INVESTING ACTIVITIES
  Loan originations & principal payments on loans, net......    (69,698)    (45,381)   (142,265)
  Proceeds from the sale of securities -- available for
    sale....................................................     27,478       8,475       4,280
  Proceeds from the maturity of securities -- available for
    sale....................................................     43,030     167,371      26,740
  Proceeds from the maturity of securities -- held to
    maturity................................................     61,276      32,877      10,194
  Purchase of securities -- available for sale..............   (107,502)   (216,846)   (208,017)
  Purchase of securities -- held to maturity................    (13,056)         --          --
  Purchase of cash surrender value of life insurance........    (15,047)         --          --
  Proceeds from sale of real estate owned...................        476          83          50
  Cash received in (paid for) business combinations.........      9,769      (6,585)
  Purchase of premises and equipment........................     (4,235)     (2,496)     (1,880)
  Proceeds from sale of premises and equipment..............      5,644          --         300
                                                              ---------   ---------   ---------
      Net cash used by investing activities.................    (61,865)    (62,502)   (310,598)
                                                              ---------   ---------   ---------
FINANCING ACTIVITIES
  Net increase in deposits..................................     29,437      87,896      60,361
  Decrease from sale of deposits............................         --          --      (9,462)
  Proceeds from (repayment of) short term borrowings........     22,582    (169,561)    171,089
  Proceeds from long term borrowings........................     95,000     226,415      87,200
  Repayment of long term borrowings.........................   (100,108)    (50,002)         --
  Net proceeds from trust preferred stock...................         --          --      19,000
  Increase in advances from borrowers for taxes and
    insurance...............................................         12       1,612         636
  Cash paid for dividends...................................     (1,683)     (1,515)     (1,396)
  Purchase of treasury stock................................     (4,808)     (6,892)    (13,554)
                                                              ---------   ---------   ---------
      Net cash provided by financing activities.............     40,432      87,953     313,874
                                                              ---------   ---------   ---------
      Net (decrease) increase in cash and cash
        equivalents.........................................    (22,326)     21,473       2,161
Cash and cash equivalents at beginning of year..............     30,487       9,014       6,853
Cash and cash equivalents at end of year....................  $   8,161   $  30,487   $   9,014
                                                              =========   =========   =========
Supplemental disclosures
  Cash paid for interest on deposits........................  $  20,233   $  17,367   $  13,368
  Cash paid for income taxes................................  $   1,193   $     937   $   1,982
  Transfers from loans to real estate owned.................  $     603   $      75   $     167
  Transfer securities from available for sale to held to
    maturity................................................  $ 366,628          --          --
  Non-cash assets received in business combinations.........  $  94,302          --          --

        The accompanying notes are an integral part of these statements.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999         1998        1997
                                                              ---------    --------    --------
Net Income..................................................   $ 2,200      $4,055      $3,373
Other comprehensive income, net of tax......................
  Unrealized gains (losses) on securities...................
     Unrealized holding gains (losses) arising during the
       period...............................................    (9,655)        421       4,619
     Less: Reclassification adjustment for gains included in
       net income...........................................      (335)     (1,221)       (289)
                                                               -------      ------      ------
Comprehensive income (loss).................................   $(7,790)     $3,255      $7,703
                                                               =======      ======      ======

        The accompanying notes are an integral part of these statements.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

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

     Patriot Bank principally competes with other banking and financial institutions in its primary market communities. Commercial banks, savings banks, savings and loan associations, credit unions, brokerage firms and money market funds actively compete for deposits and loans. Such institutions, as well as consumer finance and insurance companies, may be considered competitors of Patriot with respect to one or more of the services they render.

a.  BASIS OF FINANCIAL PRESENTATION

     The accompanying financial statements include the accounts of the parent company, Patriot Bank Corp. and its subsidiaries: Patriot Bank and its subsidiaries, Marathon Management Company, Patriot Investment & Insurance Company, Patriot Commercial Leasing Company, Inc., and Patriot Investment Company. All material intercompany balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates. The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for credit losses, mortgage servicing rights, investment securities available for sale, and other real estate owned.

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

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement as amended by SFAS No. 137 in June 1999 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of certain exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (b) a hedge of the exposure to variable cash flows of a forecasted transaction; or (c) a hedge of foreign currency exposure. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier adoption is permitted. Patriot has not yet determined the impact, if any, of this statement, including if applicable, its provisions for the potential reclassifications of certain investment securities, on earnings, financial condition or equity.

     In October 1998, the FASB issued Statement No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 1999

banking activities classify any retained mortgage-backed securities based on the ability and intent to sell or hold those investments, except that a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. This statement is effective for the first fiscal quarter beginning after December 15, 1999, with earlier adoption permitted. This statement provides a one-time opportunity for an enterprise to reclassify, based on the ability and intent on the date of adoption of this statement, mortgage-backed securities and other beneficial interest retained after securitization of mortgage loans held for sale from the trading category, except for those with commitments in place. Patriot has not yet determined the impact, if any, of this statement, including, if applicable, its provisions for the potential reclassifications of certain investment securities, on earnings, financial condition or equity.

b.  CASH AND CASH DUE FROM BANKS

     Cash and cash equivalents are defined as cash on hand, cash items in process of collection and amounts due from banks. Interest-earning deposits consist of deposit accounts with the Federal Home Loan Bank (FHLB) of Pittsburgh and deposits with other financial institutions generally having maturities of three months or less.

c.  SECURITIES

     Securities for which Patriot has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Securities expected to be held for an indefinite period of time are classified as available for sale and are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of estimated income taxes. Securities that are bought and held principally for the purpose of selling are classified as trading and reported at fair value, with unrealized gains and losses included in earnings. Patriot has no securities held for trading. Gains or losses on the sales of securities are recognized at trade date utilizing the specific identification method. As mentioned in Note 4, Patriot transferred certain securities available for sale to securities held to maturity.

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

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 1999

     An allowance for credit losses is maintained at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks in the loan and lease portfolio. Management's periodic evaluation of the adequacy of the allowance for credit losses is based upon evaluation of individual loans and leases, the overall risk characteristics of the various portfolio segments, past loss experience, current and projected financial status and creditworthiness of its borrowers, the adequacy of collateral, the level and nature of non-performing loans, current economic conditions, the results of the most recent regulatory examination and other relevant factors. This evaluation is inherently subjective. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies as an integral part of their examination process, periodically review the allowance for credit losses. Such agencies may require Patriot to recognize additions to the allowance for credit losses based on their judgments of information which is available to them at the time of their examinations.

     Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Impairment is based on the fair value of the collateral when the creditor determines that foreclosure is probable.

     Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Those loans include residential mortgage, home equity and consumer loans. Patriot's impaired loans at and during the years ended December 31, 1999, 1998 and 1997 were not significant.

     Uncollectible interest on loans and leases that are contractually past due ninety days or greater is charged off. Loans are returned to an accrual status when payments become current and other factors indicating doubtful collectibility cease to exist.

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

h.  INCOME TAXES

     Deferred income taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when the differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

i.  EARNINGS PER SHARE

     Basic earnings per share excludes dilution and is computed by dividing income available to common shares by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior periods' earnings per share calculations have been restated to reflect stock splits and stock dividends.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 1999

j.  GOODWILL

     Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions and is included in other assets. The amortization of goodwill is on a straight-line basis over 15 years, which is the estimated period to be benefited.

k.  RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform with the current year's presentation. These reclassifications had no effect on net income.

NOTE 2 -- BUSINESS COMBINATIONS

     On January 22, 1999, Patriot completed the acquisition of First Lehigh Corporation ("First Lehigh"), a commercial banking company with $104,478,000 in total assets and $93,905,000 in total deposits. Patriot issued 1,640,000 shares of common stock for all the outstanding common and preferred stock of First Lehigh. The transaction had a total value of $21,047,000. The acquisition was accounted for as a purchase, and accordingly, the results of operations of First Lehigh are included in Patriot's consolidated statement of income from the date of acquisition.

     On June 28, 1999, the corporation acquired three offices of Ark Mortgage Inc. The offices acquired were located in Fort Washington, Lancaster, and Bethlehem, Pennsylvania. The purchase price was equal to $250,000 in cash less certain profits on the acquired mortgage pipeline. The acquisition was accounted for as a purchase and added approximately $240,000 of goodwill to Patriot's balance sheet which will be amortized over a period of 4 years.

     On November 6, 1998, Patriot completed its acquisition of Keystone Financial Leasing Company (KFL). KFL is a small-ticket commercial leasing company which had total assets of $43,327,000 including lease receivables of $42,764,000 at the date of acquisition. KFL was purchased for $6,258,000 in cash plus contingent consideration based upon future revenues of KFL. The acquisition was accounted for as a purchase. Goodwill arising from the transaction totaled $2,267,000.

NOTE 3 -- RESTRICTIONS ON CASH AND AMOUNTS DUE FROM DEPOSITORY INSTITUTIONS

     Patriot is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those reserve balances for the reserve computation periods which included December 31, 1999 and 1998, were $1,556,000 and $905,000, respectively.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 1999

NOTE 4 -- SECURITIES

     The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows:

                                                                 1999
                                          ---------------------------------------------------
                                                         GROSS         GROSS
                                          AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                            COST         GAINS          LOSS       FAIR VALUE
                                          ---------    ----------    ----------    ----------
                                                            (IN THOUSANDS)
AVAILABLE FOR SALE:
  Investment securities:
     Corporate debt securities..........  $ 17,361       $   73       $   771       $ 16,663
     FHLMC Preferred Stock..............    44,966          797         1,151         44,612
     FHLB Stock.........................    20,835           --            --         20,835
     Equity securities..................     6,305           --         1,081          5,224
                                          --------       ------       -------       --------
          Total securities available for
            sale........................  $ 89,467       $  870       $ 3,003       $ 87,334
                                          ========       ======       =======       ========
HELD TO MATURITY:
  Investment securities:
     U.S. Treasury and government agency
       securities.......................  $     --       $   --       $    --       $     --
     Corporate securities...............     1,501           --             1          1,500
  Mortgage-backed securities:
     FHLMC..............................     4,272           32            12          4,292
     FNMA...............................    54,809           26         3,162         51,673
     GNMA...............................     4,528           44             3          4,569
  Collateralized mortgage obligations:
     FHLMC..............................   114,178          690         4,059        110,809
     FNMA...............................    82,489          227         3,501         79,215
     Other..............................     9,732           --            32          9,700
     CMBS...............................     2,292           --            87          2,205
                                          --------       ------       -------       --------
          Total securities held to
            maturity....................  $348,047       $1,019       $18,312       $330,754
                                          ========       ======       =======       ========

     During 1999 Patriot transferred $366,628,000 in investment securities, principally consisting of agency, mortgage-backed and CMO securities, from an available for sale classification to held to maturity to reflect Patriot's intentions to hold the securities to maturity. Patriot recorded an unrealized loss on the transferred securities of $4,758,000 net of tax, which continues to be reported as a component of accumulated other comprehensive income and is being amortized over the remaining lives of those securities.

                                                                 1998
                                          ---------------------------------------------------
                                                         GROSS         GROSS
                                          AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                            COST         GAINS          LOSS       FAIR VALUE
                                          ---------    ----------    ----------    ----------
                                                            (IN THOUSANDS)
AVAILABLE FOR SALE:
  Investment securities:
     U.S. Treasury and government agency
       securities.......................  $ 40,568       $  176        $   45       $ 40,699
     Corporate debt securities..........    19,102        1,705            92         20,715
     FHLMC Preferred Stock..............    34,959        1,831            --         36,790

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 1999

                                                                 1998
                                          ---------------------------------------------------
                                                         GROSS         GROSS
                                          AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                            COST         GAINS          LOSS       FAIR VALUE
                                          ---------    ----------    ----------    ----------
                                                            (IN THOUSANDS)
     FHLB Stock.........................    18,607           --            --         18,607
     Equity securities..................     7,257        1,528           203          8,582
  Mortgage-backed securities:
     FHLMC..............................     6,122           52            17          6,157
     FNMA...............................    43,554          171           255         43,470
     GNMA...............................     7,114           97             5          7,206
  Collateralized mortgage obligations:
     FHLMC..............................   104,751        1,505            --        106,256
     FNMA...............................    89,855          668         1,229         89,294
     GE Capital Mortgage Services,
       Inc..............................     4,939           24            --          4,963
     Other..............................     3,621           20            --          3,641
                                          --------       ------        ------       --------
          Total securities available for
            sale........................  $380,449       $7,777        $1,846       $386,380
                                          ========       ======        ======       ========
HELD TO MATURITY:
  Investment securities:
     U.S. Treasury and government agency
       securities.......................  $    900       $    8        $   --       $    908
     Corporate debt securities..........     1,502           58            --          1,560
  Collateralized mortgage obligations:
     FHLMC..............................     1,176           14            --          1,190
     FNMA...............................     7,509            8            --          7,517
     Other..............................    18,552          185             3         18,734
                                          --------       ------        ------       --------
          Total securities held to
            maturity....................  $ 29,639       $  273        $    3       $ 29,909
                                          ========       ======        ======       ========

     The amortized cost and estimated fair value of investment and mortgage-backed securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

                                             HELD TO MATURITY        AVAILABLE FOR SALE
                                           ---------------------    --------------------
                                           AMORTIZED      FAIR      AMORTIZED     FAIR
                                             COST        VALUE        COST        VALUE
                                           ---------    --------    ---------    -------
                                                          (IN THOUSANDS)
Securities
Due in one year or less..................  $  7,060     $  6,903     $   301     $   300
Due after one year through five years....    28,687       27,977         898         884
Due after five years through ten years...    47,994       46,332         298         274
Due after ten years......................   264,306      249,542      15,864      15,205
Equity securities........................        --           --      72,106      70,671
                                           --------     --------     -------     -------
          Total securities...............  $348,047     $330,754     $89,467     $87,334
                                           ========     ========     =======     =======

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 1999

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

     Proceeds from sales of investment and mortgage-backed securities and the realized gross gains and losses from those sales are as follows:

                                                              AVAILABLE FOR SALE
                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999       1998      1997
                                                          -------    ------    ------
                                                                (IN THOUSANDS)
Proceeds from sales.....................................  $27,478    $8,475    $4,280
                                                          =======    ======    ======
Gross realized gains....................................    1,265     1,912       438
Gross realized losses...................................     (758)      (62)       --
                                                          -------    ------    ------
Net realized gain (loss)................................  $   507    $1,850    $  438
                                                          =======    ======    ======

     Securities having an aggregate amortized cost of $ 2,839,601, $3,043,388, and $335,000 were pledged to secure public deposits at December 31, 1999, 1998 and 1997, respectively.

NOTE 5 -- LOANS AND LEASES RECEIVABLE

     Loans and leases receivable are summarized as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Mortgage Portfolio
Residential mortgages.......................................  $293,852    $300,232
Construction................................................    10,481       5,267
Consumer Portfolio
Home equity.................................................    69,785      64,807
Other consumer loans........................................     9,081       4,336
Commercial Portfolio
Commercial loans............................................   189,189      92,367
Commercial leases...........................................    57,808      44,301
                                                              --------    --------
Total loans, gross..........................................   630,196     511,310
Deferred loan origination fees..............................    (2,136)     (2,230)
Allowance for credit losses.................................    (6,082)     (4,087)
                                                              --------    --------
          Total loans, net..................................  $621,978    $504,993
                                                              ========    ========

     Patriot services a $37,823,000 portfolio of sold loans with corresponding originated mortgage servicing rights totaling $369,000.

     Patriot's loan portfolio is principally concentrated in the eastern Pennsylvania and New Jersey geographic areas.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 1999

     Activity in the allowance for credit losses is summarized as follows:

                                                           1999       1998      1997
                                                          -------    ------    ------
                                                                (IN THOUSANDS)
Balance at beginning of year............................  $ 4,087    $2,512    $1,830
Provision for credit losses.............................    1,200     1,200       915
Acquired allowance......................................    1,756       878        --
Loans charged off.......................................   (1,065)     (512)     (276)
Recoveries..............................................      104         9        43
                                                          -------    ------    ------
Balance at end of year..................................  $ 6,082    $4,087    $2,512
                                                          =======    ======    ======

     Patriot had impaired loans at December 31, 1999 of $262,000 compared to $50,000 at December 31, 1998. The average recorded investment in impaired loans was $159,000, $45,000, and $0 during 1999, 1998 and 1997, respectively. The allowance for loan losses on impaired loans was $47,000 at December 31, 1999 compared to $9,000 at December 31, 1998. Patriot recognizes interest income on a cash basis method on impaired loans. Total interest income recognized on impaired loans totaled $12,000 and $5,000 for the years ended December 31, 1999 and 1998, respectively.

     Non-performing loans, consisting of all loans 90 days past due and certain other loans for which the accrual of interest has been discontinued, were $1,525,000 and $1,069,000 at December 31, 1999 and 1998, respectively. Interest income that would have been recorded under the original terms of such loans and the interest income actually recognized are summarized as follows:

                                                              1999    1998     1997
                                                              ----    -----    ----
                                                                 (IN THOUSANDS)
Interest income that would have been recorded...............  $155    $ 152    $ 71
Interest income recognized..................................   (95)    (108)    (21)
                                                              ----    -----    ----
Interest income foregone....................................  $ 60    $  44    $ 50
                                                              ====    =====    ====

NOTE 6 -- PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:

                                                        ESTIMATED
                                                       USEFUL LIVES     1999       1998
                                                       ------------    -------    -------
                                                                 (IN THOUSANDS)
Land.................................................     --           $   890    $ 1,255
Buildings............................................   30-40            4,255      6,927
Furniture, fixtures and equipment....................    3-7             9,371      5,857
Leasehold improvements...............................     15               899        742
                                                                       -------    -------
                                                                        15,415     14,781
Less accumulated depreciation........................                   (4,039)    (4,522)
                                                                       -------    -------
                                                                       $11,376    $10,259
                                                                       =======    =======

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 1999

NOTE 7 -- DEPOSITS

     Deposits and their average rates are summarized as follows:

                                                      1999                   1998
                                               -------------------    -------------------
                                                           AVERAGE                AVERAGE
                                               BALANCE      RATE      BALANCE      RATE
                                               --------    -------    --------    -------
                                                             (IN THOUSANDS)
Transaction deposits.........................  $ 34,635     1.54%     $ 23,961     0.58%
Money market deposits........................    86,705     4.25%       74,613     4.36%
Savings deposits.............................    37,193     2.42%       22,416     2.39%
Non-interest-bearings demand deposits........    30,760     0.00%       13,402     0.00%
                                               --------     -----     --------     -----
Total transaction, money market, savings and
  demand deposits............................   189,293     2.70%      134,392     2.92%
Certificates of deposit......................   312,709     5.37%      243,404     5.67%
                                               --------     -----     --------     -----
          Total..............................  $502,002     4.36%     $377,796     4.69%
                                               ========     =====     ========     =====

     The aggregate amount of certificates of deposit with minimum denominations of $100,000 or more totaled approximately $136,113,000 and $96,163,000 at December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, Patriot had one brokerage firm whose certificates of deposits totaled approximately $120,159,000 and $80,831,000, respectively.

     At December 31, 1999 scheduled maturities of certificates of deposit were as follows:

2000..............................................  $222,399
2001..............................................    71,271
2002..............................................     4,001
2003..............................................     2,629
2004..............................................     8,591
Thereafter........................................     3,818
                                                    --------
                                                    $312,709
                                                    ========

NOTE 8 -- FHLB ADVANCES

A.  SHORT TERM

     Short-term advances from the FHLB have maturities of less than one year. These advances are collateralized by FHLB stock and certain first mortgage loans and mortgage-backed securities. Short-term borrowings are summarized as follows:

                                                        1999       1998        1997
                                                      --------    -------    --------
                                                              (IN THOUSANDS)
Balance at year-end.................................  $172,500    $65,000    $171,000
Maximum amount outstanding at any month-end during
  the period........................................  $172,500    $68,000    $213,000
Average amount outstanding during each period.......  $ 93,825    $63,983    $155,042
Weighted average interest rate on short-term
  borrowings........................................      5.66%      5.81%       5.76%

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 1999

b.  LONG TERM

     At December 31, 1999 and 1998, long-term advances from the FHLB totaling $240,192,000 and $295,198,000 have maturities of one to eight years. These advances are collateralized by FHLB stock and certain first mortgage loans and mortgage-backed securities.

     At December 31, 1999, the outstanding long-term borrowings mature as follows (in thousands):

2001...............................................        0
2002...............................................   25,000
2003...............................................   95,000
2004...............................................   95,000
Thereafter.........................................   25,192
                                                     -------
                                                     240,192
                                                     =======

NOTE 9 -- SECURITIES SOLD UNDER SHORT-TERM REPURCHASE AGREEMENTS

     Patriot enters into sales of securities under agreements to repurchase. These transactions are reflected as a liability on the accompanying Consolidated Balance Sheets. At December 31, 1999 and 1998, all of the agreements were to repurchase identical securities.

     Short-term repurchase agreements generally have maturities of less than one year. These repurchase agreements are collateralized by certain mortgage-backed, agency and corporate securities. Short-term repurchase agreements are summarized as follows:

                                                       1999        1998        1997
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Balance at year-end................................  $137,103    $170,123    $214,684
Maximum amount outstanding at any month-end during
  the period.......................................  $170,124    $242,131    $221,962
Average amount outstanding during each period......  $151,092    $221,113    $115,593
Weighted average interest rate on short-term
  borrowings.......................................      5.31%       5.73%       5.77%
Investment and mortgage-backed securities
  underlying the agreements at year-end:
  Carrying value...................................  $146,646    $179,534    $227,629
  Estimated fair value.............................  $140,561    $179,534    $227,629

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

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 1999

NOTE 11 -- BRANCH SALE

     On November 21, 1997 Patriot completed the sale of a community banking office and $10,350,000 of deposits from that office at a 7.5% premium. Patriot recognized a gain in 1997 from the sale of the deposits and the physical facility of approximately $885,000.

NOTE 12 -- INCOME TAXES

     Applicable income taxes in the consolidated statements of income are as follows:

                                                           1999       1998      1997
                                                          -------    ------    ------
                                                                (IN THOUSANDS)
Current
  Federal...............................................  $ 1,459    $  892    $1,301
  State.................................................      108        15       109
  APIC from Stock Compensation..........................       --        --        55
                                                          -------    ------    ------
Total current...........................................    1,567       907     1,465
                                                          -------    ------    ------
Deferred
  Federal...............................................   (1,336)      215       (39)
  State.................................................      (54)      100      (100)
                                                          -------    ------    ------
Total deferred..........................................   (1,390)      315      (139)
                                                          -------    ------    ------
Applicable income taxes.................................  $   177    $1,222    $1,326
                                                          =======    ======    ======
Effective tax rate......................................      7.4%     23.2%     28.2%
                                                          =======    ======    ======

     The income tax provision reconciled to taxes computed at the statutory federal rate is as follows:

                                                              1999     1998     1997
                                                              -----    -----    ----
Federal tax expense at statutory rate.......................   34.0%    34.0%   34.0%
Adjustment resulting from:
  State tax, net of federal tax benefit.....................     .7       --      .8
  Bank owned life insurance.................................   (9.7)      --      --
  Tax-exempt interest and dividend income...................  (32.1)   (12.2)   (9.0)
  ESOP expense..............................................    1.4      1.4     1.2
  Goodwill..................................................   11.4       --      --
  Other.....................................................    1.7       --     1.2
                                                              -----    -----    ----
Income taxes................................................    7.4%    23.2%   28.2%
                                                              =====    =====    ====

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 1999

                                                               1999      1998
                                                              ------    -------
                                                               (IN THOUSANDS)
Deferred tax assets
  Deferred loan fees........................................  $   --    $    92
  Allowance for credit losses...............................   1,845      1,091
  Uncollectible interest....................................      25         15
  Non-qualified pension plan................................       8         12
  MRP expense...............................................      70         66
  Book loss on BankZip.com..................................   1,725         --
  Acquired NOL's............................................   1,382         --
  Reserves other............................................       3          6
  Intangibles amortization..................................     183         --
  Alternative minimum tax credits...........................      87         --
  Unrealized loss on securities available for sale..........   3,160         --
                                                              ------    -------
     Total deferred tax assets..............................  $8,488    $ 1,282
                                                              ======    =======
Deferred tax liabilities
  Depreciation..............................................  $  616    $   523
  Discount accretion........................................     286        217
  Gain on sale of loans.....................................      --         --
  Originated mortgage servicing rights......................     125        141
  Bad debt recapture........................................     377         19
  Purchase accounting.......................................     232         --
  Deferred loan costs.......................................      69         --
  Unrealized gain on securities available for sale..........      --      2,076
                                                              ------    -------
     Total deferred tax liabilities.........................   1,705      2,976
                                                              ------    -------
     Net deferred tax asset (liability).....................  $6,783    $(1,694)
                                                              ======    =======

     Based on management's evaluation of the likelihood of realization, no valuation allowance has been provided against deferred tax benefits.

     On January 22, 1999, Patriot acquired First Lehigh Corp. ("First Lehigh") in a tax-free acquisition. As a result of this acquisition, Patriot was able to record a net deferred tax asset of approximately $1,851,000, primarily due to unrecorded net operating loss benefits of First Lehigh. For federal income tax purposes, Patriot has approximately $4,063,000 of net operating loss carryforwards resulting in a $1,382,000 deferred tax asset as of December 31, 1999. The net operating loss will begin to expire after the year ended December 31, 2010 if not utilized.

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

     Upon repeal, the Bank is required to recapture into income, over a six-year period, the portion of its tax bad debt reserves that exceed its base year reserves (i.e., tax reserves for tax years beginning before 1988). The base year tax reserves, which may be subject to recapture if the Bank ceases to qualify as a bank for federal income tax purposes are restricted with respect to certain distributions. The Bank's total tax bad-debt

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 1999

reserves at December 31, 1999, are approximately $4,089,000, of which $4,046,000 represents the base year amount and $43,000 is subject to recapture.

NOTE 13 -- EARNINGS PER SHARE

     CAPITAL TRANSACTIONS. Patriot became a publicly owned company on December 1, 1995, when it issued 3,769,125 shares of common stock and raised net proceeds of $36,652,000. On September 22, 1997, and November 21, 1996, Patriot paid special 20% stock dividends. On May 14, 1998, Patriot distributed a 25% stock split. For comparative purposes, per share amounts, as presented herein, have been adjusted to reflect the stock split/dividends. During 1996, 1997, 1998 and 1999 Patriot repurchased 338,000, 1,246,000, 538,000 and 377,000 shares of its common stock at a cost of $6,892,000, $13,554,000, $2,517,000 and $4,088,000, respectively.

     Patriot's calculation of earnings per share is as follows:

                                                     FOR YEAR ENDED DECEMBER 31, 1999
                                                 -----------------------------------------
                                                   INCOME          SHARES        PER-SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
BASIC EPS
Net Income available to common stockholders....    $2,200           5,731          $0.38
EFFECT OF DILUTIVE SECURITIES
Dilutive Options...............................        --             186           (.01)
                                                   ------           -----          -----
DILUTED EPS
Net income available to common Stockholders
  plus assumed conversions.....................    $2,200           5,917          $0.37
                                                   ======           =====          =====

                                                     FOR YEAR ENDED DECEMBER 31, 1998
                                                 -----------------------------------------
                                                   INCOME          SHARES        PER-SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
BASIC EPS
Net Income available to common Stockholders....    $4,055           4,916          $0.83
EFFECT OF DILUTIVE SECURITIES
Dilutive Options...............................        --             305           (.05)
                                                   ------           -----          -----
DILUTED EPS
Net income available to common Stockholders
  plus assumed conversions.....................    $4,055           5,221          $0.78
                                                   ======           =====          =====

                                                     FOR YEAR ENDED DECEMBER 31, 1997
                                                 -----------------------------------------
                                                   INCOME          SHARES        PER-SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
BASIC EPS
Net Income available to common stockholders....    $3,373           5,438          $0.62
EFFECT OF DILUTIVE SECURITIES
Dilutive Options...............................        --             255           (.03)
                                                   ------           -----          -----
DILUTED EPS
Net income available to common Stockholders
  plus assumed conversions.....................    $3,373           5,693          $0.59
                                                   ======           =====          =====

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 1999

NOTE 14 -- SEGMENT REPORTING

     The Company has three reportable segments: Patriot Bank, Patriot Commercial Leasing Corporation and BankZip.Com. Patriot Bank operates a community banking network with twenty-one community banking offices providing deposits and loan services to customers. Patriot Commercial Leasing Corporation is a small ticket leasing company headquartered in Exton PA. BankZip.com is a new internet initiative launched in the third quarter of 1999.

     BankZip.com will provide community banks with access to a quick, cost-effective and proactive Internet strategy. The Company incurred costs of $5,067,000 related to the BankZip.com initiative during 1999. On December 14, 1999 Patriot divested control of BankZip.com with a private placement to individual investors. Patriot's ongoing relationship with BankZip.com consists principally of convertible debentures, which entitle Patriot to acquire 5 million shares of BankZip.com at no further cost. At December 31, 1999, Patriot Commercial Leasing Corporation had commitments to fund leases of $467,000 to BankZip.com. In addition, Patriot Bank provided Accounting and Human Resource functions on a outsourcing basis to BankZip.com for an immaterial fee.

                                                       AT OR FOR THE YEAR-ENDED DECEMBER 31, 1999
                                                  ----------------------------------------------------
                                                                  PATRIOT
                                                                 COMMERCIAL
                                                  PATRIOT BANK    LEASING     BANKZIP.COM     TOTAL
                                                  ------------   ----------   -----------   ----------
Net interest income.............................   $   22,291     $ 1,743       $    --     $   24,034
Other income....................................        5,016         929            --          5,945
Total net income................................        7,100         167        (5,067)         2,200
Total assets....................................    1,069,993      59,450            --      1,129,443
Total loans and leases, gross...................      572,388      57,808            --        630,196

                                                       AT OR FOR THE YEAR-ENDED DECEMBER 31, 1998
                                                  ----------------------------------------------------
                                                                  PATRIOT
                                                                 COMMERCIAL
                                                  PATRIOT BANK    LEASING     BANKZIP.COM     TOTAL
                                                  ------------   ----------   -----------   ----------
Net interest income.............................   $   16,409     $   462       $    --     $   16,871
Other income....................................        3,840          33            --          3,873
Total net income................................        4,005          50            --          4,055
Total assets....................................      934,624      46,137            --        980,761
Total loans and leases, gross...................      467,009      44,301            --        511,310

                                                       AT OR FOR THE YEAR-ENDED DECEMBER 31, 1997
                                                  ----------------------------------------------------
                                                                  PATRIOT
                                                                 COMMERCIAL
                                                  PATRIOT BANK    LEASING     BANKZIP.COM     TOTAL
                                                  ------------   ----------   -----------   ----------
Net interest income.............................   $   14,436      $    6       $    --     $   14,442
Other income....................................        2,320          10            --          2,330
Total net income................................        3,391         (18)           --          3,373
Total assets....................................      849,773       2,310            --        852,083
Total loans and leases, gross...................      424,269         334            --        424,603

NOTE 15 -- EMPLOYEE BENEFIT PLANS

a.  401(k) PLAN

     Patriot maintains a 401(k) plan covering all of its employees who have attained age 21 and have completed at least one year of service. Patriot will contribute 100% of an employee's contribution up to 3% of

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 1999

base salary and 50% of an employee's contribution between 3% and 6% of base salary. Patriot's contributions were $277,000, $218,000, and $143,000, for the years ended December 31, 1999, 1998 and 1997, respectively.

b.  EMPLOYEE STOCK OWNERSHIP PLAN

     In 1995, Patriot established an internally leveraged Employee Stock Ownership Plan (ESOP) for eligible employees who have completed one year of service with Patriot or its subsidiaries. In December 1995, the ESOP borrowed $3,015,000 from Patriot to purchase 543,000 (as adjusted for subsequent stock dividends and stock split) newly issued shares of common stock. Patriot makes contributions to the ESOP equal to the ESOP's debt service less any dividends received by the ESOP. Any dividends received by the ESOP are used to pay debt service. The ESOP shares are pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to qualifying employees based on the proportion of debt service paid in the year. Patriot accounts for its ESOP in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated Balance Sheets. As shares are released from collateral, Patriot reports compensation expense equal to the current market price of the shares, and the allocated shares are included in outstanding shares for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $262,000, 363,000 and $308,000 in 1999, 1998 and 1997,
respectively. The ESOP shares as of December 31, 1999 were as follows:

Allocated shares.................................     157,000
Unreleased shares................................     386,000
                                                   ----------
Total ESOP shares................................     543,000
                                                   ==========
Fair value of unreleased shares..................  $4,150,000
                                                   ==========

c.  STOCK-BASED COMPENSATION

     Patriot maintains a Management Recognition Plan (MRP). The MRP provides that up to 271,000 shares of common stock may be granted, at the discretion of the Board, to key directors and officers at no cost to the individuals. Patriot granted 241,000, 10,000 and 3,000 shares 1996, 1998 and 1999, respectively in the form of restricted stock payable over five years from the date of grant. The recipients of the restricted stock are entitled to all voting and other stockholder rights, except that the shares, while restricted, may not be sold, pledged or otherwise disposed of and are required to be held in escrow. In the event the recipient terminates association with Patriot for reasons other than death, disability or change in control, the recipient forfeits all rights to the allocated shares under restriction which are canceled and revert to Patriot for reissuance under the plan. Shares acquired by the MRP were newly issued shares and were recorded at the date of award based on the market value of shares. Shares acquired by the MRP, which are shown as a separate component of stockholders' equity, are being amortized to expense over the five-year vesting period. As shares are vested during this five-year period, Patriot records compensation expense equal to the shares being amortized. For the years ended December 31, 1999, 1998 and 1997, $359,000, $359,000, and $355,000 were amortized to expense. At December 31, 1999, 15,000 shares were reserved for future grants under the plan.

     Patriot maintains a stock option plan. Patriot's employee stock option plan is accounted for under the intrinsic value method of APB Opinion No. 25. Accordingly, Patriot is required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 "Accounting for Stock-Based Compensation," had been applied. The plan permits the grant of options to employees and directors for up to 700,000 shares of common stock. The options have a term of

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 1999

10 years and vest over a five-year period. The exercise price of each option equals the market price of Patriot's stock on the date of grant. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, Patriot's 1999, 1998 and 1997 net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                           1999                       1998                       1997
                                 ------------------------   ------------------------   ------------------------
                                 AS REPORTED   PRO-FORMA    AS REPORTED   PRO FORMA    AS REPORTED   PRO-FORMA
                                 -----------   ----------   -----------   ----------   -----------   ----------
Net income.....................  $2,200,000    $1,389,000   $4,055,000    $3,685,000   $3,373,000    $3,110,000
Earnings per share -- basic....  $     0.38    $     0.24   $     0.83    $     0.75   $     0.62    $     0.58
Earnings per
  share -- diluted.............  $     0.37    $     0.23   $     0.78    $     0.71   $     0.59    $     0.54

     A summary status of Patriot's option plans as of December 31, 1999, 1998 and 1997 and the charges during the years ending on those dates is presented below:

                                          1999                 1998                 1997
                                   ------------------   ------------------   ------------------
                                             WEIGHTED             WEIGHTED             WEIGHTED
                                             AVERAGE              AVERAGE              AVERAGE
                                   SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                   -------   --------   -------   --------   -------   --------
Outstanding, beginning of year...  659,500    $ 7.49    646,250    $ 7.26    637,500    $ 7.19
Granted..........................   49,800      8.71     31,500     13.66      8,750     13.10
Exercised........................    2,700      7.19      6,800      7.19         --        --
Canceled.........................    8,800     12.75     11,450     11.29         --        --
                                   -------    ------    -------    ------    -------    ------
Outstanding at year-end..........  697,800    $ 7.49    659,500    $ 7.49    646,250    $ 7.26
                                   =======    ======    =======    ======    =======    ======
Options exercisable at
  year-end.......................  379,000              248,200              127,500
                                   =======              =======              =======
Weighted average fair value of
  options granted during the
  year...........................             $ 4.95               $ 4.40               $ 5.34
                                              ======               ======               ======

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model as follows:

Assumptions:
  Dividend yield............................................   2.40%    2.40%    2.40%
  Expected volatility.......................................  33.91%   34.71%   33.30%
  Risk-free interest rate...................................   6.44%    6.00%    6.47%

     The following table summarizes information about non-qualified options outstanding at December 31, 1999:

                                OPTIONS OUTSTANDING                        OPTIONS EXCERCISABLE
                 --------------------------------------------------   -------------------------------
                     NUMBER           WEIGHTED                            NUMBER
                 OUTSTANDING AT       AVERAGE           WEIGHTED      OUTSTANDING AT      WEIGHTED
   RANGE OF       DECEMBER 31,       REMAINING          AVERAGE        DECEMBER 31,       AVERAGE
EXERCISE PRICES       1999        CONTRACTUAL LIFE   EXERCISE PRICE        1999        EXERCISE PRICE
---------------  --------------   ----------------   --------------   --------------   --------------
     $7.19          623,500          6.5 years           $ 7.19          374,100           $ 7.19
$12.00 - $15.88      24,500          8.5 years           $13.52            4,900           $13.52
$ 7.26 - $11.75      49,800          9.5 years           $ 8.71               --           $ 8.71

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 1999

d.  EMPLOYEE STOCK PURCHASE PLAN

     In 1998, Patriot implemented an Employee Stock Purchase Plan ("ESPP") which permits eligible employees to purchase Patriot common stock directly from Patriot through payroll deduction. Purchases of common stock are made at 90% of the market value of Patriot common stock on the last day of each quarter. Purchases are limited annually to $25,000 fair market value and shares are issued from treasury stock. In 1999 and 1998, Patriot recorded expense of $9,318 and $2,228, respectively related to the ESPP.

NOTE 16 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

     The contractual or notional amounts of outstanding loan commitments as of December 31, 1999 are as follows:

                                                                                   TOTAL
                                                FIXED RATE     VARIABLE RATE    COMMITMENTS
                                                COMMITMENTS     COMMITMENTS     OUTSTANDING
                                                -----------    -------------    -----------
                                                              (IN THOUSANDS)
Financial instruments whose contract amounts
  represent credit risk
  Mortgage loans..............................    $ 6,572         $ 3,643         $10,215
  Consumer and other loans....................        443          23,205          23,648
  Commercial lines of credit..................         --          20,952          20,952
  Commercial leases...........................     13,000              --          13,000
  Construction loans..........................      8,531              --           8,531
                                                  -------         -------         -------
          Total...............................    $28,546         $47,800         $76,346
                                                  =======         =======         =======

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

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 1999

NOTE 17 -- COMMITMENTS AND CONTINGENCIES

a.  LEASE COMMITMENTS

     Patriot is committed to various operating leases related to branch facilities having initial or remaining terms in excess of one year. The minimum annual rental commitments under these leases outstanding at December 31, 1999 are as follows:

2000.............................................   1,218,866
2001.............................................   1,134,745
2002.............................................   1,072,602
2003.............................................     950,516
2004.............................................     779,007
Thereafter.......................................  10,445,414
                                                   ----------
                                                   15,601,150
                                                   ==========

     Total rental expense for all leases for the year ended December 31, 1999, 1998 and 1997 totaled $680,613, $260,038, and $184,516, respectively.

b.  OTHER

     Patriot is a defendant in various legal actions arising from normal business activities. Management believes that those actions are without merit or that the ultimate liability, if any, resulting from such actions will not have a material adverse effect on Patriot's consolidated financial position, results of operations, or stockholders' equity.

NOTE 18 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Estimates of fair value are made at a specific point in time based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. For a substantial portion of the Company's financial instruments, no quoted market exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management). Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties, future expected loss experience, and other factors. Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only, and therefore cannot be compared to the historical accounting model. Use of different assumptions or methodologies are likely to result in significantly different fair value estimates.

     The estimated fair values presented neither include nor give effect to the values associated with the Company's banking, or other business, existing customer relationships, extensive branch banking network,

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 1999

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

     Fair values have been estimated using data which management considered the best available. Fair value of financial instruments actively traded in a secondary market has been estimated using quoted market prices. The fair value of loans receivable has been estimated using present value cash flow, discounted at an interest rate that gives effect to estimated prepayment risk and credit loss factors. Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount. Fair value of financial instrument liabilities with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market rates for similar assets and liabilities. The resulting estimated fair values and carrying amounts at December 31, 1999 and 1998, respectively were as follows:

                                                  1999                     1998
                                          ---------------------    ---------------------
                                          ESTIMATED                ESTIMATED
                                            FAIR       CARRYING      FAIR       CARRYING
                                            VALUE       AMOUNT       VALUE       AMOUNT
                                          ---------    --------    ---------    --------
                                                          (IN THOUSANDS)
Financial Assets:
Cash and cash equivalents...............  $  8,161     $  8,161    $ 30,487     $ 30,487
Investment and mortgage-backed
  securities Available for sale.........    87,334       87,334     386,380      386,380
Investment and mortgage-backed
  securities Held to maturity...........   330,754      348,047      29,909       29,639
Total Loans receivable (net)............   625,435      626,950     516,292      514,656
Investment in BankZip.com...............    10,218           --          --           --
Financial Liabilities:
Deposits with no stated maturities......   189,293      189,293     134,392      134,392
Deposits with stated maturities.........   310,371      312,709     247,079      243,404
Borrowings..............................   557,404      568,795     546,779      549,321

                                      ESTIMATED                            ESTIMATED
                          NOTIONAL      FAIR       CARRYING    NOTIONAL      FAIR       CARRYING
                           AMOUNT       VALUE       AMOUNT      AMOUNT       VALUE       AMOUNT
                          --------    ---------    --------    --------    ---------    --------
Off-balance sheet items:
Commitments to extend
  credit................   76,346        --          --         41,674         --          --
Caps and floors.........       --        --          --         50,000       (281)        237

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 1999

NOTE 19 -- REGULATORY MATTERS

     Patriot is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Patriot's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Patriot must meet specific capital guidelines that involve quantitative measures of Patriots assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Patriot's capital amounts are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require Patriot Bank Corp. and Patriot Bank to maintain minimum amounts and ratios (set forth in the table below) of total and core capital (as defined in the regulations) to risk-weighted assets, and of core capital to average assets. Management believes, as of December 31, 1999, that Patriot meets all capital adequacy requirements to which it is subject.

     As of December 31, 1999, the most recent notification from the Department of Banking of the Commonwealth of Pennsylvania categorized Patriot Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Patriot Bank must maintain minimum total risk-based, core risk-based and core leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                                        TO BE WELL
                                                                  FOR CAPITAL           CAPITALIZED
                                                                   ADEQUACY            UNDER PROMPT
                                               ACTUAL              PURPOSES          CORRECTIVE ACTION
                                           ---------------      ---------------      -----------------
                                           AMOUNT    RATIO      AMOUNT    RATIO       AMOUNT    RATIO
As of December 31, 1999
  Total capital (to risk weighted assets)
  Patriot Bank Corp......................  $65,849   10.46%     $50,346     8%       $62,932      10%
  Patriot Bank...........................   69,299   10.95%      50,621     8%        63,277      10%
  Tier I capital (to risk-weighted
     assets)
  Patriot Bank Corp......................   59,085    9.39%      25,173     4%        37,759       6%
  Patriot Bank...........................   63,217    9.99%      25,310     4%        37,965       6%
  Tier I capital (to average assets)
  Patriot Bank Corp......................   59,085    5.45%      43,334     4%        54,168       5%
  Patriot Bank...........................   63,217    6.55%      38,601     4%        48,251       5%

     Patriot Bank is subject to regulations of certain regulatory agencies and, accordingly, is periodically examined by such regulatory authorities. As a consequence of the regulation of banking activities, Patriot Bank's operations are susceptible to changes in legislation and regulations.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 1999

     The following schedule summarizes the actual capital balances and ratios of Patriot Bank at December 31, 1998:

                                                                                        TO BE WELL
                                                                  FOR CAPITAL           CAPITALIZED
                                                                   ADEQUACY            UNDER PROMPT
                                               ACTUAL              PURPOSES          CORRECTIVE ACTION
                                           ---------------      ---------------      -----------------
                                           AMOUNT    RATIO      AMOUNT    RATIO       AMOUNT    RATIO
                                                                 (IN THOUSANDS)
As of December 31, 1998
  Total capital (to risk weighted assets)
  Patriot Bank Corp......................  $60,050   12.46%     $38,551     8%       $48,189      10%
  Patriot Bank...........................   43,553   10.15%      34,341     8%        42,926      10%
  Tier I capital (to risk-weighted
     assets)
  Patriot Bank Corp......................   48,184   10.00%      19,275     4%        28,913       6%
  Patriot Bank...........................   38,641    9.00%      17,170     4%        25,756       6%
  Tier I capital (to average assets)
  Patriot Bank Corp......................   48,184    5.37%      38,448     4%        44,848       5%
  Patriot Bank...........................   38,641    5.78%      29,632     4%        33,411       5%

     In conformity with Patriot's charter, a "liquidation account" was established for Patriot Bank at the time of its conversion to the stock form of ownership. In the unlikely event of a complete liquidation of Patriot Bank, holders of savings accounts with qualifying deposits, who continue to maintain their savings accounts, would be entitled to a distribution from the "liquidation account" in an amount equal to the then current adjusted savings account balance before any liquidation distribution could be made with respect to capital stock. The balance in the "liquidation account" was $8,710,000 at December 31, 1999. This amount may not be utilized for the payment of cash dividends to the holding company.

NOTE 20 -- PARENT COMPANY FINANCIAL INFORMATION

     Condensed financial information for Patriot Bank Corp. is as follows:

     CONDENSED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                                (IN THOUSANDS)
ASSETS
Cash and cash equivalents...................................  $    15    $    16
Loans to subsidiaries.......................................      135         49
Investment in subsidiaries..................................   68,443     62,547
Other assets................................................      465        649
                                                              -------    -------
          Total assets......................................  $69,058    $63,261
                                                              =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities...........................................  $   290    $ 2,001
Trust Preferred Securities..................................   19,000     19,000
Stockholders' equity........................................   49,768     42,260
                                                              -------    -------
          Total liabilities and stockholders' equity........  $69,058    $63,261
                                                              =======    =======

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 1999

     CONDENSED STATEMENTS OF INCOME

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Interest income.......................................  $    85    $    27    $   161
Other.................................................       --         --          5
                                                        -------    -------    -------
  Total Income........................................       85         27        166
Interest expense......................................    2,218      2,231      1,187
Other.................................................      504      3,397        875
                                                        -------    -------    -------
Total Expense.........................................    2,722      5,628      2,062
Income (loss) before income taxes and undistributed
  earnings of subsidiaries............................   (2.637)    (5,601)    (1,896)
Income taxes (benefit) expense........................   (2,606)      (967)      (527)
                                                        -------    -------    -------
Income (loss) before undistributed earnings of
  subsidiaries........................................      (31)    (4,634)    (1,369)
Earnings of subsidiaries..............................    2,231      8,689      4,742
                                                        -------    -------    -------
  Net income..........................................  $ 2,200    $ 4,055    $ 3,373
                                                        =======    =======    =======

     CONDENSED STATEMENTS OF CASH FLOWS

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Cash flows from operating activities
  Net income.......................................  $  2,200    $  4,055    $  3,373
  Adjustments to reconcile net income to net cash
     provided by operating activities
     Earnings from subsidiaries....................    (2,231)     (8,689)     (4,742)
     Dividends from subsidiaries...................    21,093      23,600      13,615
     Change in other assets........................       184         (63)       (121)
     Change in other liabilities...................    (1,711)       (157)      1,564
     MRP/ESOP Plans................................       674         879         663
                                                     --------    --------    --------
       Net cash provided by operating activities...    20,209      19,625      14,352
                                                     --------    --------    --------
Cash flows from investing activities
  Investment in subsidiary.........................   (13,701)    (11,741)    (17,814)
  Loans to subsidiary..............................       (86)        450        (499)
                                                     --------    --------    --------
       Net cash used in investing activities.......   (13,787)    (11,291)    (18,313)
                                                     --------    --------    --------
Cash flows from financing activities
  Net proceeds from trust preferred securities.....        --          --      19,000
  Cash dividends paid to stockholders..............    (1,683)     (1,515)     (1,396)
  Purchase of ESPP shares from treasury............        68          --          --
  Purchase of treasury stock.......................    (4,808)     (6,892)    (13,554)
                                                     --------    --------    --------
       Net cash provided by financing activities...    (6,423)     (8,407)     (4,050)
Increase (decrease) in cash and cash equivalents...        (1)        (73)         89
Cash and cash equivalents at beginning of year.....        16          89          --
                                                     --------    --------    --------
Cash and cash equivalents at end of year...........  $     15    $     16    $     89
                                                     ========    ========    ========

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

     The Company did not have any disagreements with the Company's former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the Company's last two fiscal years or any subsequent interim period. The prior accountant's report on the Company's financial statements for the year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

     The Company did not consult with KPMG LLP on any matter during the two years prior to the engagement of KPMG LLP.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     The information relating to executive compensation and directors' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2000, excluding the Stock Performance Graph and Compensation Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)1.  FINANCIAL STATEMENTS.

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

 3.1   Certificate of Incorporation of the Patriot Bank Corp.
       (Incorporated by reference to Exhibit 3.1 to Patriot Bank
       Corp.'s Registration Statement No. 33-96530 on Form S-1.)
 3.2 Bylaws of the Patriot Bank Corp. (Incorporated by reference to Exhibit to Patriot Bank Corp.'s Registration Statement
       No. 35-96530 on Form S-1.)
10.1   Employment Agreement between Patriot Bank Corp. and Joseph
       W. Major dated May 23, 1997. (Incorporated by reference to
       Exhibit 10.1 to Patriot Bank Corp.'s Annual Report on Form
       10-K for the year ended December 31, 1997.)***
10.2   Amended and Restated Employment Agreement between Patriot
       Bank Corp. and Gary N. Gieringer dated June 30, 1998.
       (Incorporated by reference to Exhibit 10.2 to Patriot Bank
       Corp.'s Annual Report on Form 10-K for the year ended
       December 31, 1998.)***
10.3   Employment Agreement between Patriot Bank Corp. and Richard
       A. Elko dated May 23, 1997. (Incorporated by reference to
       Exhibit 10.3 to Patriot Bank Corp.'s Annual Report on Form
       10-K for the year ended December 31, 1997.)***
10.4   Change in Control Agreement between Patriot Bank Corp. and
       Paulette A. Strunk dated May 23, 1997. (Incorporated by reference to Exhibit 10.4 to Patriot Bank Corp.'s Annual
       Report on Form 10-K for the year ended December 31, 1997.)***
10.5   Change in Control Agreement between Patriot Bank Corp. and
       Robert G. Philips dated May 23, 1997. (Incorporated by reference to Exhibit 10.5 to Patriot Bank Corp.'s Annual
       Report on Form 10-K for the year ended December 31, 1997.)***
10.6   Employment Agreement between Patriot Bank and Joseph W.
       Major dated May 23, 1997. (Incorporated by reference to
       Exhibit 10.6 to Patriot Bank Corp.'s Annual Report on Form
       10-K for the year ended December 31, 1997.)***
10.7 Employment Agreement between Kevin R. Pyle and Patriot Bank dated March 1, 1998. (Incorporated by reference to Exhibit
       10.7 to Patriot Bank Corp.'s Annual Report on Form 10-K for the year ended December 31, 1998).***
10.8   Employment Agreement between Richard A. Elko and Patriot
       Bank dated May 23, 1997. (Incorporated by reference to
       Exhibit 10.8 to Patriot Bank Corp.'s Annual Report on Form
       10-K for the year ended December 31, 1997.)***
10.9   Change in Control Agreement between Paulette A. Strunk and
       Patriot Bank dated May 23, 1997. (Incorporated by reference to Exhibit 10.9 to Patriot Bank Corp.'s Annual Report on
       Form 10-K for the year ended December 31, 1997.)***
10.10  Change in Control Agreement between Robert G. Philips and
       Patriot Bank dated May 23, 1997. (Incorporated by reference to Exhibit 10.10 to Patriot Bank Corp.'s Annual Report on
       Form 10-K for the year ended December 31, 1997.)***
10.11  The Patriot Bank Corp. 1996 Stock-Based Incentive Plan.
       (Incorporated by reference to Patriot Bank Corp.'s Proxy
       Statement for the 1996 Annual Meeting of Stockholders filed
       April 26, 1996).***
10.12 Employment Agreement between Joni S. Naugle and Patriot Bank dated December 1, 1998. (Incorporated by reference to Exhibit 10.12 to Patriot Bank Corp.'s Annual Report on Form
       10-K for the year ended December 31, 1998).***
10.13 Employment Agreement between Patriot Bank and James G. Blume dated December 6, 1999.***
21.0   Subsidiaries.
23.1   Consent of Grant Thornton LLP
23.2   Consent of KPMG LLP
27.0   Financial Data Schedule
99.0   Proxy Statement for the 2000 Annual Meeting of Stockholders
       (filed herewith)

---------------
*** Denotes a management contract or a compensatory plan or arrangement.

(B) REPORTS ON FORM 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PATRIOT BANK CORP

                                          By /s/ JOSEPH W. MAJOR
                                            ------------------------------------
                                            Joseph W. Major
                                            President and Chief
                                            Executive Officer

Dated: March 27, 2000

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                       NAME                                        TITLE                     DATE
                       ----                                        -----                     ----
               /s/ JAMES B. ELLIOTT                  Chairman of the Board              March 27, 2000
---------------------------------------------------
                 James B. Elliott

                /s/ JOSEPH W. MAJOR                  President and Chief Executive      March 27, 2000
---------------------------------------------------    Officer and Director
                  Joseph W. Major

                /s/ RICHARD A. ELKO                  Executive Vice President and       March 27, 2000
---------------------------------------------------    Director
                  Richard A. Elko

               /s/ SAMUEL N. LANDIS                  Director                           March 27, 2000
---------------------------------------------------
                 Samuel N. Landis

                /s/ LARRY V. THREN                   Director                           March 27, 2000
---------------------------------------------------
                  Larry V. Thren

             /s/ JAMES A. BENTLEY, JR.               Director                           March 27, 2000
---------------------------------------------------
               James A. Bentley, Jr.

                /s/ JAMES G. BLUME                   Chief Financial Officer            March 27, 2000
---------------------------------------------------
                  James G. Blume