Form 10-Q
period 2000-03-31
PATRIOT BANK CORP
filed 2000-05-15
CIK 1000235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                       or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         /X/ Yes / / No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,190,297 shares of common stock were outstanding as of May 11, 2000.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                      INDEX


                                                                                           Page
PART I   FINANCIAL INFORMATION

         Item 1   FINANCIAL STATEMENTS (Unaudited)

                  Consolidated Balance Sheets at March 31, 2000
                  and December 31, 1999                                                     3

                  Consolidated Statements of Income for the Three-Month
                  Periods ended March 31, 2000 and 1999                                     4

                  Consolidated Statements of Stockholders' Equity for the
                  Periods ended March 31, 2000 and December 31, 1999                        5

                  Consolidated Statements of Cash Flows for the Three-Month Periods
                  ended March 31, 2000 and 1999                                             6

                  Consolidated Statements of Comprehensive (Loss) Income
                  for the Three-Month Periods ended March 31, 2000 and
                  1999                                                                      7

                  Notes to Consolidated Financial Statements                                8

         Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                  OPERATIONS AND FINANCIAL CONDITION                                       14

         Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK               21

PART II  OTHER INFORMATION
                                                                                           22
         Items 1 through 6


SIGNATURES

                       Patriot Bank Corp. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                          March 31,         December 31,
------------------------------------------------------------------------------------------------------------------------
                                                                                             2000               1999
------------------------------------------------------------------------------------------------------------------------
                                                                                         (unaudited)
ASSETS
Cash and due from banks                                                                  $     2,626        $     4,919
Interest-earning deposits in other financial institutions                                     14,464              3,242
                                                                                         -----------        -----------
   Total cash and cash equivalents                                                            17,090              8,161
Investment and mortgage-backed securities available for sale                                  86,659             87,334
Investment and mortgage-backed securities held to maturity (market value of
    $328,334 and $330,754 at March 31, 2000
     and December 31, 1999, respectively)                                                    337,726            348,047
Loans held for sale                                                                            4,615              4,972
Loans and leases receivable, net of provision for credit loss of $6,261 and $6,082
   at March 31, 2000 and December 31, 1999, respectively                                     658,272            621,978
Premises and equipment, net                                                                   10,600             11,376
Accrued interest receivable                                                                    4,759              4,845
Real estate and other property owned                                                             131                193
Cash surrender value life insurance                                                           15,915             15,700
Goodwill                                                                                      14,129             14,189
Other assets                                                                                  11,047             12,648
                                                                                         -----------        -----------
    Total assets                                                                         $ 1,160,943        $ 1,129,443
                                                                                         ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                                 $   566,074        $   502,002
FHLB advances                                                                                365,191            412,692
Securities sold under repurchase agreements                                                  152,508            137,103
Trust preferred debt securities                                                               19,000             19,000
Advances from borrowers for taxes and insurance                                                5,228              4,761
Other liabilities                                                                              2,663              4,117
                                                                                         -----------        -----------
      Total liabilities                                                                    1,110,664          1,079,675
                                                                                         -----------        -----------
Preferred stock, $.01 par value, 2,000,000 shares authorized, none
      Issued at March 31, 2000 and December 31, 1999, respectively                                --                 --
Common stock, no par value, 10,000,000 shares authorized, 6,555,490
      and 6,555,490 issued at March 31, 2000 and December 31, 1999, respectively                  --                 --
Paid in capital                                                                               58,155             58,117
Common stock acquired by ESOP, 379,216 and 385,643  shares at amortized cost at
     March 31, 2000 and December 31, 1999, respectively                                       (2,105)            (2,141)
Common stock acquired by MRP, 96,746 and 108,794 shares at amortized
     cost at March 31, 2000 and December 31, 1999, respectively                                 (548)              (638)
Retained earnings                                                                              5,684              4,737
Treasury stock, 365,192 and 369,991 at cost at March 31, 2000
     and December 31, 1999, respectively                                                      (4,116)            (4,172)
Accumulated other comprehensive loss                                                          (6,791)            (6,135)
                                                                                         -----------        -----------
     Total stockholders' equity                                                               50,279             49,768
                                                                                         -----------        -----------
     Total liabilities and stockholders' equity                                          $ 1,160,943        $ 1,129,443
                                                                                         ===========        ===========

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except for share data)

                                                          Three-Month Period Ended

                                                                 March 31,
----------------------------------------------------------------------------------
                                                             2000          1999
----------------------------------------------------------------------------------
                                                                (unaudited)
INTEREST INCOME
    Interest-earning deposits                              $    61       $    85
    Investment and mortgage-backed securities                7,244         7,203
    Loans and leases                                        13,189        10,673
                                                           -------       -------
        Total interest income                               20,494        17,961
                                                           -------       -------
INTEREST EXPENSE
    Deposits                                                 5,897         4,919
    Short-term borrowings                                    4,413         3,012
    Long-term borrowings                                     3,871         4,343
                                                           -------       -------
         Total interest expense                             14,181        12,274
                                                           -------       -------
    Net interest income before provision for
               credit losses                                 6,313         5,687
    Provision for credit losses                                300           300
                                                           -------       -------
    Net interest income after provision for
               credit losses                                 6,013         5,387
                                                           -------       -------
NON-INTEREST INCOME
    Service fees, charges and other operating income         1,221           721
    Gain on sale of real estate acquired through
            foreclosure                                         --             1
    Gain on sale of investment and mortgage-backed
           securities available for sale                        --           284
    Mortgage banking gains                                     286           128
                                                           -------       -------
           Total non-interest income                         1,507         1,134
                                                           -------       -------
NON-INTEREST EXPENSE
     Salaries and employee benefits                          2,684         2,387
     Office occupancy and equipment                          1,413         1,110
     Professional services                                     125           130
     Federal deposit insurance premiums                         25            55
     Data processing                                            48            37
     Advertising                                                76           165
     Deposit processing                                        155           122
     Goodwill amortization                                     275           196
     Office supplies & postage                                 216           158
     MAC expense                                               150            71
     Other operating expense                                   415           298
                                                           -------       -------
             Total non-interest expense                      5,582         4,729
                                                           -------       -------
              Income before income taxes                     1,938         1,792
      Income taxes                                             450           488
                                                           -------       -------
             Net income                                    $ 1,488       $ 1,304
                                                           =======       =======
      Earnings per share - basic                           $  0.26       $  0.23
                                                           =======       =======
      Earnings per share - diluted                         $  0.25       $  0.22
                                                           =======       =======
      Dividends per share                                  $  0.09       $  0.08
                                                           =======       =======




The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (in thousands, unaudited)

                                                                                                          Accumulated
                                                                                                             Other
                               Number of    Paid-in                          Retained       Treasury     Comprehensive
                                 Shares     Capital      ESOP      MRP       Earnings         Stock      Income (Loss)       Total
                               -----------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1999       4,347     $ 60,404    $(2,285)   $(971)     $ 4,220        $(22,963)       $ 3,855        $ 42,260
Common stock issued                  3           26                                               --             --              26
Common stock acquired by
     MRP                            (3)          --         --      (26)          --              --             --             (26)
Treasury stock purchased          (377)          --         --       --           --          (4,808)            --          (4,808)
Treasury stock retired              --      (23,531)        --       --           --          23,531             --              --
Common stock issued for
    Business combination         1,640       21,047         --       --           --              --             --          21,047
Release and amortization
    of MRP                          48           53         --      359           --              --             --             412
Release of ESOP shares              26          118        144       --           --              --             --             262
Purchase ESPP shares                 7           --         --       --           --              68             --              68
Change in unrealized gains
    on securities available
    for sale, net of taxes          --           --         --       --           --              --         (9,900)         (9,900)
Net income                          --           --         --       --        2,200              --             --           2,200
Cash dividends paid                 --           --         --       --       (1,683)             --             --          (1,683)
                                 -----     --------    -------    -----      -------        --------        -------        --------
BALANCE AT DECEMBER 31, 1999     5,691     $ 58,117    $(2,141)   $(638)     $ 4,737        $ (4,172)       $(6,135)       $ 49,768
                                 -----     --------    -------    -----      -------        --------        -------        --------
Amortization of MRP shares          12           --         --       90           --              --             --              90
Amortization of ESOP shares          6           38         36       --           --              --             --              74
Purchase ESPP shares                 5           --         --       --           --              56             --              56
Change in unrealized gains
    on securities available
    for sale, net of taxes          --           --         --       --           --              --           (656)           (656)
Net income                          --           --         --       --        1,488              --             --           1,488
Cash dividends paid                 --           --         --       --         (541)             --             --            (541)
                                 -----     --------    -------    -----      -------        --------        -------        --------
BALANCE AT MARCH 31, 2000        5,714     $ 58,155    $(2,105)   $(548)     $ 5,684        $ (4,116)       $(6,791)       $ 50,279
                                 =====     ========    =======    =====      =======        ========        =======        ========


The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)


                                                                                  Three-Months Period Ended March 31,
                                                                                  -----------------------------------
                                                                                         2000            1999
                                                                                       --------        --------
Operating activities
Net Income                                                                             $  1,488        $  1,304
Adjustments to reconcile net income to net cash provided by operating activities
          Amortization and accretion of
             Deferred loan origination fees                                                (241)              2
             Premiums and discounts                                                        (731)           (581)
             MRP shares                                                                      90              90
             Goodwill                                                                       275             196
          Provision for credit losses                                                       300             300
          Release of ESOP shares                                                             74              71
          Gain on sale of  securities available for sale                                     --            (284)
          Loss on sale of real estate owned                                                  --              (1)
          Charge-off real estate owned                                                       --              59
          Depreciation of premises and equipment                                            440             522
          Mortgage loans originated for sale                                            (23,278)         (7,161)
          Mortgage loans sold                                                            23,635          11,804
          Decrease in deferred income taxes                                                 (29)         (2,062)
          Increase in cash surrender value of life insurance                               (215)             --
          Increase in accrued interest receivable                                            86             254
          Increase in other assets                                                        2,083           4,863
          (Decrease) in other liabilities                                                (1,454)           (948)
                                                                                       --------        --------
               Net Cash provided by operating activities                                  2,523           8,428
                                                                                       --------        --------
Investing activities
        Loan originations and principal payments on loans, net                          (36,369)         (1,488)
        Proceeds from the sale of securities - available for sale                            --           4,121
        Proceeds from the maturity of securities - available for sale                       984          25,633
        Proceeds from the maturity of securities - held to maturity                      10,321           8,363
        Purchase of securities - available for sale                                        (400)        (41,576)
        Purchase of bank owned life insurance                                                --         (14,905)
        Proceeds from sale of real estate owned                                              83               5
        Purchase of premises and equipment                                                 (379)           (809)
        Proceeds from sale of premises and equipment                                        365              --
        Cash received in business combination                                                --          10,077
                                                                                       --------        --------
           Net cash used in by investing activities                                     (25,395)        (10,579)
                                                                                       --------        --------
Financing activities
        Net increase in deposits                                                         63,915             941
        Repayment of short term borrowings                                              (32,066)         (2,068)
        Repayment of (proceeds) from long term borrowings                                   (30)            (25)
        Increase (decrease) in advances from
           Borrowers for taxes and insurance                                                467             306
        Cash paid for dividends                                                            (541)           (392)
        Purchase of Treasury Stock                                                           56          (4,808)
                                                                                       --------        --------

Net cash (used) provided by financing activities                                         31,801          (6,046)
                                                                                       --------        --------

Net (decrease) increase in cash and cash equivalents                                      8,929          (8,197)

Cash and cash equivalents at beginning of year                                            8,161          30,487
                                                                                       --------        --------

Cash and cash equivalents at end of year                                               $ 17,090        $ 22,290
                                                                                       ========        ========

Supplemental Disclosures
          Cash paid for interest on deposits                                           $  5,739        $  4,681
                                                                                       ========        ========
          Cash paid for income taxes                                                   $    650        $    618
                                                                                       ========        ========
          Transfers from loans to real estate owned                                    $     21        $     60
                                                                                       ========        ========

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME LOSS
                            (in thousands, unaudited)

                                                                        Three-Month Period Ended
------------------------------------------------------------------------------------------------
                                                                              March 31,
------------------------------------------------------------------------------------------------
                                                                          2000           1999
------------------------------------------------------------------------------------------------
Net income                                                              $ 1,488        $ 1,304
Other comprehensive income, net of tax

   Unrealized gains on securities
      Unrealized holding (losses) gains arising during the period          (656)        (1,261)
      Less: Reclassification adjustment for gains included
               in net income                                                 --           (187)
                                                                        -------        -------


Comprehensive income (loss)                                             $   832        $  (144)
                                                                        =======        =======

PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2000


Note 1 - General

    The accompanying financial statements of Patriot Bank Corp. and Subsidiaries ("Patriot") include the accounts of the parent company, Patriot Bank Corp. and its wholly-owned subsidiaries, Patriot Bank and Patriot Investment Company. All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1999.

PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2000

Note 2 - Investment And Mortgage-Backed Securities

      The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows:



------------------------------------------------------------------------------------------------------------------------------------
                                                     March 31, 2000                                  December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                      Amortized  Unrealized  Unrealized     Fair       Amortized  Unrealized  Unrealized      Fair
                                        cost        gain        loss        value        cost        gain        loss         value
------------------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
AVAILABLE FOR SALE:
Investment securities
    Corporate debt securities         $ 17,360     $    9     $ 1,183     $ 16,186     $ 17,361     $   73      $   771     $ 16,663
    FHLMC Preferred Stock               44,968         --         856       44,112       44,966        797        1,151       44,612
    FHLB Stock                          21,235         --          --       21,235       20,835         --           --       20,835
    Equity securities                    6,303         --       1,177        5,126        6,305         --        1,081        5,224
                                      --------     ------     -------     --------     --------     ------      -------     --------

Total securities available for
sale                                  $ 89,866     $    9     $ 3,216     $ 86,659     $ 89,467     $  870      $ 3,003     $ 87,334
                                      ========     ======     =======     ========     ========     ======      =======     ========




HELD TO MATURITY:
Investment securities
   U.S. Treasury and
     government agency
     Securities                       $ 75,210     $4,304     $ 6,130     $ 73,384     $ 74,246     $   --      $ 7,455     $ 66,791
     Corporate debt securities           1,501          1          --        1,502        1,501         --            1        1,500

Mortgage-backed securities
     FHLMC                               4,117         32          65        4,084        4,272         32           12        4,292
     Fannie Mae                         53,050      2,652       3,742       51,960       54,809         26        3,162       51,673
     GNMA                                4,319         32          88        4,263        4,528         44            3        4,569

Collateralized mortgage
   Obligations
    FHLMC                              108,182      1,489       4,680      104,991      114,178        690        4,059      110,809
    Fannie Mae                          80,170      1,025       4,063       77,132       82,489        227        3,501       79,215
    Other                                8,882         --         107        8,775        9,732         --           32        9,700
    CMBS                                 2,295         33          85        2,243        2,292         --           87        2,205
                                      --------     ------     -------     --------     --------     ------      -------     --------

Total securities held to maturity     $337,726     $9,568     $18,960     $328,334     $348,047     $1,019      $18,312     $330,754
                                      ========     ======     =======     ========     ========     ======      =======     ========

Note 3 - Loans Receivable

    Loans receivable are summarized as follows:


                                                      March 31,      December 31,
--------------------------------------------------------------------------------
                                                         2000            1999
--------------------------------------------------------------------------------
                                                            (in thousands)
   Mortgage loan portfolio
      Secured by real estate                          $ 303,731       $ 293,852
      Construction                                       11,032          10,481
   Consumer loan portfolio
      Home equity                                        67,457          69,785
      Consumer                                            8,723           9,081
   Commercial loan portfolio
      Commercial                                        210,352         189,189
      Commercial leases                                  64,669          57,808
                                                      ---------       ---------

         Total loans receivable                         665,964         630,196
         Less deferred loan origination fees             (1,431)         (2,136)
         Allowance for credit losses                     (6,261)         (6,082)
                                                      ---------       ---------

         Total loans receivable, net                  $ 658,272       $ 621,978
                                                      =========       =========


Note 4 - Deposits


   Deposits are summarized as follows:

                                                       March 31,      December 31,
--------------------------------------------------------------------------------
Deposit type                                             2000             1999
--------------------------------------------------------------------------------
                                                             (in thousands)
NOW                                                    $ 35,545         $ 34,635

Money market                                             90,824           86,705

Savings accounts                                         35,846           37,193

Non-interest-bearing demand                              37,547           30,760
                                                       --------         --------

   Total demand, transaction, money
       market and savings deposits                      199,762          189,293

Certificates of deposits                                366,312          312,709
                                                       --------         --------

   Total deposits                                      $566,074         $502,002
                                                       ========         ========

NOTE 5 - EARNINGS PER SHARE

            The dilutive effect of stock options is excluded from basic earnings per share but included in the computation of diluted earnings per share.

                                             For Three-Months Ended March 31, 2000
                                            ---------------------------------------
                                              Income         Shares       Per-Share
                                            (Numerator)  (Denominator)     Amount
                                            -----------  -------------     ------
BASIC EPS
Net Income available to common
Stockholders                                  $1,488         5,805         $0.26

EFFECT OF DILUTIVE SECURITIES
Dilutive Options                                  --           247          (.01)
                                              ------         -----         -----



DILUTED EPS
Net income available to common
Stockholders plus assumed conversions         $1,488         6,052         $0.25
                                              ======         =====         =====

                                             For Three-Months Ended March 31, 1999
                                            ---------------------------------------
                                              Income         Shares       Per-Share
                                            (Numerator)  (Denominator)     Amount
                                            -----------  -------------     ------


BASIC EPS
Net Income available to common
Stockholders                                  $1,304         5,575         $0.23

EFFECT OF DILUTIVE SECURITIES
Dilutive Options                                  --           229          (.01)
                                              ------         -----         -----


DILUTED EPS
Net income available to common
Stockholders plus assumed conversions         $1,304         5,804         $0.22
                                              ======         =====         =====

Note 6 - Segment Reporting

            The Company has three reportable segments: Patriot Bank ("PB"), Patriot Commercial Leasing Corporation ("PCLC") and BankZip.Com ("ZIP"). PB operates a community banking network with twenty-six community banking offices providing deposits and loan services to customers. PCLC is a small ticket leasing company headquartered in Exton, PA. ZIP is a new internet initiative launched in the third quarter of 1999. In the fourth quarter of 1999 Patriot's ownership of Zip was reduced to an insignificant percentage that will cause Patriot to only report results for that segment for the third and fourth quarters of 1999. Patriot currently holds a $5 million in debenture at the applicable Federal rate from Zip that will allow Patriot to convert 5 million warrants to shares in the event of ZIP having an IPO.

            The following table highlights income statement and balance sheet information for each of the segments at or for the three-month periods ending March 31, 2000 and 1999 (in thousands).


                                For the three-month period ended March 31, 2000
                                -----------------------------------------------
                                  PB            PCLC         ZIP         Total
                                  --            ----         ---         -----
Net interest income           $    5,820     $      493     $  --     $    6,313

Other income                       1,319            188        --          1,507

Total net income                   1,419             69        --          1,488

Total assets                   1,095,066         65,877        --      1,160,943

Total loans and leases           593,603         64,669        --        658,272



                                For the three-month period ended March 31, 1999
                                -----------------------------------------------
                                  PB            PCLC         ZIP         Total
                                  --            ----         ---         -----
Net interest income           $    5,278     $      409     $  --     $    5,687

Other income                       1,000            134        --          1,134

Total net income                   1,284             20        --          1,304

Total assets                   1,044,144         47,464        --      1,091,608

Total loans and leases           510,170         45,106        --        555,276

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



Note 8 - Business Combinations

            On January 22, 1999, the Company consummated its acquisition of First Lehigh Corporation (First Lehigh), the holding company of First Lehigh Bank. At the time of the merger First Lehigh Bank was a commercial bank with $104,475,000 in total assets, $93,905,000 in total deposits, and five branches in Lehigh and Carbon counties of Pennsylvania. Patriot issued 1,640,000 shares of common stock for all of the outstanding common and preferred stock of First Lehigh. The transaction had a total value of $21,047,000. The acquisition was accounted for as a purchase, and accordingly the results of operations of First Lehigh is have been included in Patriot;s consolidated statement of income from the date of acquisition. The transaction added $6,712,000 of goodwill which is being amortized over 15 years and $4,508,000 of core deposit intangibles to Patriot's balance sheet which is being amortized on an accelerated basis over a period of 5-20 years.


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


            On November 6, 1998, Patriot acquired Keystone Financial Leasing Company (KFL). KFL is a small-ticket commercial leasing company which had total assets of $43,327,000 including lease receivables of $42,764,000 at the date of acquisition. KFL was purchased for $6,258,000 in cash plus contingent consideration based upon future revenues of KFL. The acquisition was accounted for as a purchase. Goodwill arising from the transaction totaled $2,267,000 and is being amortized over 15 years.

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

    GENERAL. Patriot reported diluted earnings per share of $.25 and net income of $1,488,000 for the three-month period ended March 31, 2000. This represents an increase of 14% over diluted earnings per share of $.22 and net income of $1,304,000 for the three month period ended March 31, 1999. Return on average equity was 12.16%, for the three-month period ended March 31, 2000 compared to 9.44%, for the three-month period ended March 31, 1999.

    NET INTEREST INCOME. Net interest income for the three-month period ended March 31, 2000 was $6,313,000 compared to $5,687,000 for the same period in 1999. This increase is primarily due to an increase in average balances associated with growth in the commercial loan and lease portfolios. Patriot's net interest margin (net interest income as a percentage of average interest-earning assets) was 2.46% for the three-month period ended March 31, 2000 compared to 2.32% for the same period in 1999. The increase in margin is primarily due to the growth of Patriot's commercial loan and lease portfolio.

    Interest on loans and leases was $13,189,000 for the three-month period ended March 31, 2000 compared to $10,673,000 for the same period in 1999. The average balance of loans was $636,859,000 with an average yield of 8.29% for the three-month period ended March 31, 2000 compared to an average balance of $541,505,000 with an average yield of 7.93% for the same period in 1999. The increase in average balance is due to strong originations of commercial loans and leases coupled with the inclusion of the First Lehigh acquisition assets being present for the entire 1st quarter of 2000. The increase in average yield is primarily a result of a greater volume of higher yielding commercial loans and leases coupled with generally higher interest rates.

    Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $7,244,000 for the three-month period ended March 31, 2000 compared to $7,203,000 for the same period in 1999. The average balance of the investment portfolio was $430,001,000 with an average yield of 7.06% for the three-month period ended March 31, 2000 compared to an average balance of $453,395,000 with an average yield of 6.60% for the same period in 1999. The decrease in average balance was primarily due to normal amortization of investments. The increase in average yield is related to increases in yields in the market.

    Interest on total deposits was $5,897,000 for the three-month period ended March 31, 2000 compared to $4,919,000 for the same period in 1999. The average balance of total deposits was $514,897,000 with an average cost of 4.59% for the three-month period ended March 31, 2000 compared to an average balance of $442,156,000 with an average cost of 4.51% for the same period in 1999. The increase in average balance is primarily the result of growth in Patriot's jumbo certificate program coupled with the inclusion of the First Lehigh acquisition liabilities being present for the entire 1st quarter of 2000. The increase in average yield was the result of a generally higher yields on certificates of deposit.

     Interest on borrowings was $8,284,000 for the three-month period ended March 31, 2000 compared to $7,355,000 for the same period in 1999. The average balance of borrowings was $570,226,000 with an average cost of 5.81% for the three-month period ended March 31, 2000 compared to an average balance of $549,858,000 with a cost of 5.42% for the same period in 1999. The increase in average balance was due to the use of borrowings to fund the growth in the balance sheet. The increase in the cost of borrowings was the result of a general increase in interest rates.

    PROVISION FOR CREDIT LOSSES. The provision for credit losses was $300,000 for the three-month period ended March 31, 2000 and March 31, 1999. The provision is a reflection of the growth of Patriot's loan portfolio offset somewhat by Patriot's asset quality and low level of delinquencies and low level of non-performing assets. At March 31, 2000 Patriot's non-performing assets were
 .18% of total assets and all loans 30 days or more delinquent were .86% of total loans.

    NON-INTEREST INCOME. Total non-interest income was $1,507,000 for the three-month period ended March 31,2000 compared to $1,134,000 for the same period in 1999. The increase in other non-interest income was primarily due to an increased emphasis on recurring non-interest income including an increase in mortgage banking gains to $286,000 from $128,000 for the same period in 1999 as well as growth in other areas such as loan and deposit fees, ATM fees, and income from bank owned life insurance.

    NON-INTEREST EXPENSE. Total non-interest expense was $5,582,000 for the three-month period ended March 31, 2000 compared to $4,729,000 for the same period in 1999. The increase in non-interest expense was the result of the inclusion of the First Lehigh acquisition being present for the entire 1st quarter of 2000 coupled with normal growth in Patriot's operations.

    INCOME TAX PROVISION. The income tax provision was $450,000 for the three-month period ended March 31, 2000 compared to $488,000 for the same period in 1999. The effective tax rate was 23.22% for 2000 compared to 27.23% for 1999. The decrease in rate is a result the purchase of certain tax exempt investments offset somewhat by of the amortization of non-deductible goodwill.

FINANCIAL CONDITION

    LOAN AND LEASE PORTFOLIO. Patriot's primary portfolio loan products are commercial loans, small ticket commercial leases, fixed-rate and adjustable-rate mortgage loans and home equity loans and lines of credit. Patriot also offers residential construction loans and other consumer loans. At March 31, 2000 Patriot's total loan portfolio was $658,272,000, compared to a total loan portfolio of $621,978,000 at December 31, 1999. The increase in the loan portfolio was primarily the result of aggressive marketing of commercial loans and leases. During the three-month period ended March 31, 2000, Patriot originated total loans and leases of $97,155,000, compared to total loans and leases originated of $53,663,000 for the same period in 1999. Commercial loan and lease originations for the three-month period ended March 31, 2000 were $52,217,000 compared to $27,073,000 for the same period in 1999.

    CASH AND CASH EQUIVALENTS. Cash and cash equivalents at March 31, 2000 were $17,090,000 compared to $8,161,000 at December 31, 1999. The increase in cash balances is associated with timing differences in borrowing activity and investment prepayments.

    INVESTMENT AND MORTGAGE-BACKED SECURITIES. Investment securities consist primarily of U.S. agency securities, mortgage-backed securities which are generally insured or guaranteed by either FHLMC, FNMA or the GNMA and collateralized mortgage obligations.

    Total investment and mortgage-backed securities at March 31, 2000 were $424,385,000 compared to $435,381,000 at December 31, 1999. The decrease in investment and mortgage-backed securities is primarily due to normal investment amortization.

    OTHER ASSETS. Premises and equipment at March 31, 2000 was $10,600,000 compared to $11,376,000 at December 31, 1999. The decrease in premises and equipment is primarily associated with normal depreciation coupled with the sale of a closed branch office acquired from First Lehigh. Accrued interest receivable at March 31, 2000 was $4,759,000 compared to $4,845,000 at December 31, 1999. Real estate owned at March 31, 2000 was $131,000 compared to $193,000 at December 31, 1999. Bank owned life insurance policy with a cash surrender value at March 31, 2000 of $15,915,000 compared to $15,700,000 at December 31, 1999. Goodwill at March 31, 2000 was $14,129,000 compared to $14,189,000 at
December 31, 1999. Other assets at March 31, 2000 were $11,047,000 compared to $12,648,000 at December 31, 1999.

    DEPOSITS. Deposits are primarily attracted from within Patriot's market area through the offering of various deposit instruments, including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Patriot also attracts jumbo certificates of deposit.

    Total deposits at March 31, 2000 were $566,074,000 compared to $502,002,000 at December 31, 1999. The increase in balance is primarily attributed to growth in Patriot's Jumbo CD program.

    BORROWINGS. Patriot utilizes borrowings as a source of funds for its asset growth and its asset/liability management. Patriot is eligible to obtain advances from the FHLB upon the security of the FHLB common stock it owns and certain of its residential mortgages and mortgage-backed securities, provided certain standards related to creditworthiness have been met. Patriot may also utilize repurchase agreements to meet its liquidity needs. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. Total borrowings at March 31, 2000 were $536,669,000 compared to $568,795,000 at December 31, 1999.

     STOCKHOLDERS' EQUITY. Total stockholders' equity was $50,279,000 at March 31, 2000 compared to $49,768,000 at December 31, 1999. The increase in balance is primarily due to earnings offset by dividends to shareholders' and decreases in accumulated other comprehensive income.


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

    During the three-month period ended March 31, 2000, significant liquidity was provided by growth in deposits and maturities investment and mortgage-backed securities. The funds provided by these activities were invested in new loans and the repayment of borrowings.

            At March 31, 2000, Patriot had outstanding loan commitments of $41,674,000. Patriot anticipates that it will have sufficient funds available to meet its loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from March 31, 2000 totaled $286,902,000. Based upon historical experience, Patriot expects that substantially all of the maturing certificates of deposit will be retained at maturity.

            Capital Resources. FDIC regulations currently require companies to maintain a minimum leverage capital ratio of not less than 3% of tier 1 capital to total adjusted assets and not less than 4% of risk-adjusted assets, and a minimum risk-based capital ratio (based upon credit risk) of not less than 8%. The FDIC requires a minimum leverage capital requirement of 3% for institutions rated composite 1 under the CAMEL rating system. For all other institutions, the minimum leverage capital requirement is 3% plus at least an additional 1% to 2%, (100 to 200) basis points. At December 31, 1999, Patriot Bank's and Patriot Bank Corp.'s capital ratios exceeded all requirements to be considered well capitalized. The following table sets forth the capital ratios of Patriot Bank Corp., Patriot Bank and the current regulatory requirements at March 31, 2000:

                                                                                            To Be                     To Be
                                                                  Actual             Adequacy Capitalized        Well Capitalized

                                                              Amount   Ratio          Amount        Ratio       Amount       Ratio


                                                                                   As of  March 31, 2000


       Total  capital (to risk weighted assets)



        Patriot Bank Corp.                               $ 66,859       10.16%         $52,620        8%        $65,775        10%

        Patriot                                            70,476       10.66%          52,907        8%         66,133        10%



        Tier I capital (to risk-weighted assets)



        Patriot Bank Corp.                                 60,174        9.15%          26,310        4%         39,465         6%

        Patriot                                            64,214        9.71%          26,453        4%         39,680         6%



         Tier I capital (to average assets)



        Patriot Bank Corp.                                 60,174        5.34%          45,034        4%         56,293         5%

        Patriot                                            64,214        5.69%          45,133        4%         56,416         5%

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

    Patriot pursues several actions designed to control its level of interest rate risk. These actions include increasing the percentage of the loan portfolio consisting of short-term and adjustable-rate loans through increased originations of these loans, acquiring short-term and adjustable-rate mortgage-backed securities, and undertaking to lengthen the maturities of deposits and borrowings. At March 31, 2000, Patriot's total interest-bearing liabilities maturing or repricing within one year exceeded its total net interest-earning assets maturing or repricing in the same time period by $252,291,000 representing a one-year cumulative "gap," as defined above, as a percentage of total assets of negative 21.73%.

    The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2000, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2000, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a Nine-Month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

                                                                                            At March 31, 2000
                                                                                            -----------------

                                                                 3 Months     3 Months to   6 Months to   1 Year to     3 Years to
                                                                 or Less       6 Months       1 Year       3 Years       5 Years
                                                                 -------       --------       ------       -------       -------
                                                                                             (In thousands)
INTEREST EARNING ASSETS(1):
Interest earning deposits                                      $   14,464    $       --     $       --    $       --    $       --
Investment and mortgage-backed securities, net(2)(5)               79,895        12,371         14,508        28,170        84,854
Loans receivable, net(3)(5)                                       106,191        54,991         80,291       102,571       215,955
                                                               ----------    ----------     ----------    ----------    ----------

Total interest-earning assets                                     200,550        67,362         94,799       130,741       300,809

Non-interest-earning assets                                            --            --             --            --            --
                                                               ----------    ----------     ----------    ----------    ----------

Total assets                                                      200,550        67,362         94,799       130,741       300,809
                                                               ----------    ----------     ----------    ----------    ----------

INTEREST-BEARING LIABILITIES:

Money market and passbook savings accounts(6)                      11,259        11,270         22,540        42,746        20,197
Demand and NOW accounts(6)                                         2,011         2,011          4,021         8,043        16,086
Certificates of deposit                                            87,106       123,438         76,358        61,172        11,802
Borrowings                                                        224,822            53         50,113           241       242,280
                                                               ----------    ----------     ----------    ----------    ----------

Total interest-bearing liabilities                                325,198       136,772        153,032       112,202       290,365

Non-interest-bearing liabilities
Equity                                                                 --            --             --            --            --
                                                               ----------    ----------     ----------    ----------    ----------

Total liabilities and equity                                      325,198       136,772        153,032       112,202       290,365
                                                               ----------    ----------     ----------    ----------    ----------

Interest sensitivity gap(4)                                    $ (124,648)   $  (69,410)    $  (58,233)   $   18,539    $   10,444
                                                               ==========    ==========     ==========    ==========    ==========

Cumulative interest sensitivity gap                            $ (124,648)   $ (194,058)    $ (252,291)   $ (233,752)   $ (223,308)
                                                               ==========    ==========     ==========    ==========    ==========

Cumulative interest sensitivity gap as a percent of total
assets                                                             (10.74)%      (16.72)%       (21.73)%      (20.13)%      (19.24)%

Cumulative interest-earning assets as a percent of
cumulative interest-bearing liabilities                              61.67%        57.99%         58.98%        67.86%        78.05%




                                                               More than
                                                                5 Years        Total
                                                                -------        -----

INTEREST EARNING ASSETS(1):
Interest earning deposits                                      $       --    $   14,464
Investment and mortgage-backed securities, net(2)(5)              204,587       424,385
Loans receivable, net(3)(5)                                       102,888       662,887
                                                               ----------    ----------

Total interest-earning assets                                     307,475     1,101,736

Non-interest-earning assets                                        59,207        59,207
                                                               ----------    ----------

Total assets                                                      366,682     1,160,943
                                                               ----------    ----------

INTEREST-BEARING LIABILITIES:

Money market and passbook savings accounts(6)                      18,633       126,645
Demand and NOW accounts(6)                                         40,946        73,118
Certificates of deposit                                             6,435       366,311
Borrowings                                                         19,190       536,699
                                                               ----------    ----------

Total interest-bearing liabilities                                 85,204     1,102,773

Non-interest-bearing liabilities                                    7,891         7,891
Equity                                                             50,279        50,279
                                                               ----------    ----------

Total liabilities and equity                                      143,374     1,160,943
                                                               ----------    ----------

Interest sensitivity gap(4)                                    $  223,308    $       --
                                                               ==========    ==========

Cumulative interest sensitivity gap                            $       --
                                                               ==========    ==========

Cumulative interest sensitivity gap as a percent of total
assets                                                                 --%

Cumulative interest-earning assets as a percent of
cumulative interest-bearing liabilities                             99.91%

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

    (5) Annual prepayment rates for loans and mortgage-backed securities range from 6% to 21%.

    (6) Money market and savings accounts, and NOW accounts are assumed to have decay rates between 4% and 40% annually and have been estimated based upon a historic analysis of core deposit trends.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The discussion concerning the effects of interest rate changes on the Company's estimated net interest income for the year ending December 31, 1999 set forth in "Managements Discussion an Analysis of Financial and Results of Operations -- Management of Interest Rate Risk" in Item 2 hereof, is incorporated herein by reference.

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

Through the use of income simulation modeling Patriot has calculated an estimate of net interest income for the year through March 31, 2001, based upon the assets, liabilities and off-balance sheet financial instruments in existence at March 31, 2000. Patriot has also estimated changes to that estimated net interest income based upon immediate and sustained changes in interest rates ("rate shocks"). Rate shocks assume that all interest rates increase or decrease on the first day of the period modeled and remain at that level for the entire period. The following table reflects the estimated percentage change in estimated net interest income for the period ending March 31, 2000.


         Rate shock to interest rates         % change
         ----------------------------         --------
                         +2%                  (10.43%)
                         +1%                   (4.76%)
                         -1%                    6.55%
                         -2%                   14.09%

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




                                                  PATRIOT BANK CORP.
                                        ---------------------------------------
                                                    (Registrant)




Date    May 12, 2000
    -------------------                 ---------------------------------------
                                                    Joseph W. Major
                                          President and Chief Executive Officer



Date    May 12, 2000
    -------------------                 ---------------------------------------
                                                   James G. Blume
                                             Executive Vice President and
                                                Chief Financial Officer