Form 10-Q
period 2000-06-30
PATRIOT BANK CORP
filed 2000-08-14
CIK 1000235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

                         Commission File Number 0-26744

                               PATRIOT BANK CORP.
             (Exact name of registrant as specified in its charter)

      PENNSYLVANIA                                       232820537
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

High and Hanover Streets, Pottstown, Pennsylvania                19464-9963
(Address of principal executive offices)                         (Zip Code)

                                 (610) 323-1500
              (Registrant's telephone number, including area code)

                                 Not Applicable

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,194,707 shares of common stock were outstanding as of August 14, 2000.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                      INDEX


                                                                                              Page

PART I FINANCIAL INFORMATION

       Item 1 FINANCIAL STATEMENTS (Unaudited)

                  Consolidated Balance Sheets at June 30, 2000
                  and December 31, 1999

                  Consolidated Statements of Income for the Three-Month and Six-Month
                  Periods ended June 30, 2000 and 1999

                  Consolidated Statements of Stockholders' Equity for the
                  Periods ended June 30, 2000 and December 31, 1999

                  Consolidated Statements of Cash Flows for the Six-Month
                  Periods ended June 30, 2000 and 1999

                  Consolidated Statements of Comprehensive (Loss) Income for the
                  Three-Month and Six-Month Periods ended June 30, 2000 and 1999

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

PART II       OTHER INFORMATION

       Items 1 through 6


SIGNATURES

                       Patriot Bank Corp. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                      June 30,         December 31,
                                                                                     ------------------------------
                                                                                        2000               1999
                                                                                     ------------------------------
                                                                                     (unaudited)
ASSETS
Cash and due from banks                                                              $     3,280       $     4,919
Interest-earning deposits in other financial institutions                                 11,869             3,242
                                                                                     -----------       -----------
   Total cash and cash equivalents                                                        15,149             8,161
Investment and mortgage-backed securities available for sale                              86,460            87,334
Investment and mortgage-backed securities held to maturity (market value of
    $312,040 and $330,754 at June 30, 2000
     and December 31, 1999, respectively)                                                325,727           348,047
Loans held for sale                                                                       11,059             4,972
Loans and leases receivable, net of provision for credit loss of $6,159 and
    $6,082 at June 30, 2000 and December 31, 1999, respectively                          684,276           621,978
Premises and equipment, net                                                                8,948            11,376
Accrued interest receivable                                                                5,029             4,845
Real estate and other property owned                                                          74               193
Cash surrender value life insurance                                                       16,102            15,700
Goodwill                                                                                  13,882            14,189
Other assets                                                                               9,714            12,648
                                                                                     -----------       -----------
    Total assets                                                                     $ 1,176,420       $ 1,129,443
                                                                                     ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                             $   647,333       $   502,002
FHLB advances                                                                            334,689           412,692
Securities sold under repurchase agreements                                              115,715           137,103
Trust preferred debt securities                                                           19,000            19,000
Advances from borrowers for taxes and insurance                                            6,213             4,761
Other liabilities                                                                          2,363             4,117
                                                                                     -----------       -----------
      Total liabilities                                                                1,125,313         1,079,675
                                                                                     -----------       -----------
Preferred stock, $.01 par value, 2,000,000 shares authorized, none
      Issued at June 30, 2000 and December 31, 1999, respectively                           --                --
Common stock, no par value, 10,000,000 shares authorized, 6,555,490
      and 6,555,490 issued at June 30, 2000 and December 31, 1999, respectively             --                --
Paid in capital                                                                           58,153            58,117
Common stock acquired by ESOP, 377,930 and 385,643  shares at amortized cost at
     June 30, 2000 and December 31, 1999, respectively                                    (2,098)           (2,141)
Common stock acquired by MRP, 84,698 and 108,794 shares at amortized
     cost at June 30, 2000 and December 31, 1999, respectively                              (458)             (638)
Retained earnings                                                                          6,433             4,737
Treasury stock, 360,783 and 369,991 at cost at June 30, 2000
     and December 31, 1999, respectively                                                  (4,088)           (4,172)
Accumulated other comprehensive loss                                                      (6,835)           (6,135)
                                                                                     -----------       -----------
     Total stockholders' equity                                                           51,107            49,768
                                                                                     -----------       -----------
     Total liabilities and stockholders' equity                                      $ 1,176,420       $ 1,129,443
                                                                                     ===========       ===========

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except for share data)


                                                         Three-Month Period Ended       Six-Month Period Ended
                                                                               June 30,
                                                         ------------------------------------------------------
                                                           2000           1999           2000            1999
                                                          --------       --------       --------       --------
                                                                               (unaudited)
INTEREST INCOME
    Interest-earning deposits                             $    168       $     53       $    229       $    156
    Investment and mortgage-backed securities                7,148          7,499         14,392         14,684
    Loans and leases                                        13,933         11,004         27,122         21,677
                                                          --------       --------       --------       --------
        Total interest income                               21,249         18,556         41,743         36,517
                                                          --------       --------       --------       --------
INTEREST EXPENSE
    Deposits                                                 7,581          5,093         13,478         10,014
    Short-term borrowings                                    4,108          3,090          8,521          6,102
    Long-term borrowings                                     3,673          4,369          7,544          8,710
                                                          --------       --------       --------       --------
         Total interest expense                             15,362         12,552         29,543         24,826
                                                          --------       --------       --------       --------
    Net interest income before provision for
               credit losses                                 5,887          6,004         12,200         11,691
    Provision for credit losses                               (300)          (300)          (600)          (600)
                                                          --------       --------       --------       --------
    Net interest income after provision for
               credit losses                                 5,587          5,704         11,600         11,091
                                                          --------       --------       --------       --------
NON-INTEREST INCOME
    Service fees, charges and other operating income         1,199            991          2,420          1,712
    Loss on sale of real estate acquired through
            foreclosure                                         (3)             1             (3)             1
    Gain on sale of investment and mortgage-backed
           securities available for sale                      --               72           --              357
    Mortgage banking gains                                     584            138            870            266
                                                          --------       --------       --------       --------
           Total non-interest income                         1,780          1,202          3,287          2,336
                                                          --------       --------       --------       --------
NON-INTEREST EXPENSE
     Salaries and employee benefits                          2,667          2,537          5,351          4,927
     Office occupancy and equipment                          1,316            946          2,729          2,056
     Professional services                                     355            117            480            247
     Federal deposit insurance premiums                         26             55             51            110
     Data processing                                            81             26            129             65
     Advertising                                               227            135            303            300
     Deposit processing                                        164            161            319            283
     Goodwill amortization                                     275            252            550            449
     Office supplies & postage                                 190            147            406            305
     MAC expense                                               146            123            296            194
     Other operating expense                                   277            593            692            885
                                                          --------       --------       --------       --------
             Total non-interest expense                      5,724          5,092         11,306          9,821
                                                          --------       --------       --------       --------
              Income before income taxes                     1,643          1,814          3,581          3,606
      Income taxes                                             337            443            787            931
                                                          --------       --------       --------       --------
             Net income                                   $  1,306       $  1,371       $  2,794       $  2,675
                                                          ========       ========       ========       ========
      Earnings per share - basic                          $   0.22       $   0.24       $   0.48       $   0.47
                                                          ========       ========       ========       ========
      Earnings per share - diluted                        $   0.22       $   0.23       $   0.47       $   0.45
                                                          ========       ========       ========       ========
      Dividends per share                                 $   0.09       $   0.08       $   0.17       $   0.16
                                                          ========       ========       ========       ========


The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (in thousands, unaudited)

                                                                                                        Accumulated
                                                                                                          Other
                                Number of   Paid-in                           Retained     Treasury     Comprehensive
                                  Shares    Capital     ESOP        MRP       Earnings      Stock       Income (Loss)      Total
                               ----------  ---------  ---------   --------    --------      ------      -------------    --------
BALANCE AT JANUARY 1, 1999        4,347    $ 60,404   $ (2,285)   $   (971)   $  4,220      $(22,963)     $  3,855      $ 42,260
Common stock issued                   3          26                                             --            --              26
Common stock acquired by
     MRP                             (3)       --         --           (26)       --            --            --             (26)
Treasury stock purchased           (377)       --         --          --          --          (4,808)         --          (4,808)
Treasury stock retired               --     (23,531)      --          --          --          23,531          --              --
Common stock issued for
    Business combination          1,640      21,047       --          --          --            --            --          21,047
Release and amortization
    of MRP                           48          53       --           359        --            --            --             412
Release of ESOP shares               26         118        144        --          --            --            --             262
Purchase ESPP shares                  7        --         --          --          --              68          --              68
Change in unrealized gains
    on securities available
    for sale, net of taxes         --          --         --          --          --            --          (9,990)
Net income                         --          --         --          --         2,200          --            --           2,200
Cash dividends paid                --          --         --          --        (1,683)         --            --          (1,683)
                                -------    --------   --------    --------    --------      --------      --------      --------
BALANCE AT DECEMBER 31, 1999      5,691    $ 58,117   $ (2,141)   $   (638)   $  4,737      $ (4,172)     $ (6,135)     $ 49,768
                                -------    --------   --------    --------    --------      --------      --------      --------
Amortization of MRP shares           24        --         --           180        --            --            --             180
Amortization of ESOP shares           8          36         43        --          --            --            --              79
Purchase ESPP shares                  9        --         --          --          --              84          --              84
Change in unrealized gains
    on securities available
    for sale, net of taxes         --          --         --          --          --            --            (700)         (700)
Net income                         --          --         --          --         2,794          --              --         2,794
Cash dividends paid                --          --         --          --        (1,098)         --              --        (1,098)
                                -------    --------   --------    --------    --------      --------      --------      --------
BALANCE AT JUNE 30, 2000          5,732    $ 58,153   $ (2,098)   $   (458)   $  6,433      $ (4,088)     $ (6,835)     $ 51,107
                                =======    ========   ========    ========    ========      ========      ========      ========


The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)


                                                                      Six-Months Period Ended June 30,
                                                                      --------------------------------
                                                                          2000              1999
                                                                      ------------       ----------
Operating activities
Net Income                                                               $   2,794       $   2,675
Adjustments to reconcile net income to net cash
   provided by operating activities
       Amortization and accretion of
          Deferred loan origination fees                                      (242)             89
          Premiums and discounts                                            (1,451)         (1,288)
          MRP shares                                                           180             213
          Goodwill                                                             550             449
       Provision for credit losses                                             600             600
       Release of ESOP shares                                                   79             134
       Gain on sale of  securities available for sale                         --              (357)
       Loss (gain) on sale of real estate owned                                  3              (1)
       Charge-off real estate owned                                             16             113
       Depreciation of premises and equipment                                  882           1,023
       Mortgage loans originated for sale                                  (60,691)        (24,810)
       Mortgage loans sold                                                  54,604          26,701
       Decrease (increase) in deferred income taxes                            104          (1,996)
       Increase in cash surrender value of life insurance                     (402)           (264)
       Increase (decrease) in accrued interest receivable                     (184)            152
       Decrease in other assets                                              3,421           7,074
       Decrease in other liabilities                                        (1,670)         (2,912)
                                                                         ---------       ---------
            Net Cash (used by) provided by operating activities             (1,407)          7,595
                                                                         ---------       ---------
Investing activities
      Loan originations and principal payments on loans, net               (62,772)        (12,102)
      Proceeds from the sale of securities - available for sale               --             6,182
      Proceeds from the maturity of securities - available for sale          1,896          41,353
      Proceeds from the maturity of securities - held to maturity           22,320          22,772
      Purchase of securities - available for sale                             (425)        (80,995)
      Purchase of bank owned life insurance                                   --           (15,000)
      Proceeds from sale of real estate owned                                  223               5
      Purchase of premises and equipment                                    (1,235)         (1,618)
      Proceeds from sale of premises and equipment                           2,431              25
      Cash received in business combination                                   --             9,769

         Net cash used in by investing activities                          (37,562)        (29,609)
                                                                         ---------       ---------
Financing activities
      Net increase in deposits                                             144,994           9,627
      (Repayment of) proceeds from short term borrowings                  (167,490)          3,581
      Repayment of  long term borrowings                                    (1,901)            (53)
      Proceeds from long term borrowings                                    70,000            --
      Increase (decrease) in advances from
         borrowers for taxes and insurance                                   1,452           1,574
      Cash paid for dividends                                               (1,098)           (893)
      Purchase of Treasury Stock                                              --            (4,808)
                                                                         ---------       ---------

Net cash provided by financing activities                                   45,957           9,028
                                                                         ---------       ---------
Net increase (decrease) in cash and cash equivalents                         6,988         (12,986)
Cash and cash equivalents at beginning of year                               8,161          30,487
                                                                         ---------       ---------
Cash and cash equivalents at of the six month period                     $  15,149       $  17,501
                                                                         =========       =========
Supplemental Disclosures
          Cash paid for interest on deposits                             $  13,148       $   9,762
                                                                         =========       =========
          Cash paid for income taxes                                     $   1,054       $   1,068
                                                                         =========       =========
          Transfers from loans to real estate owned                      $     123       $     142
                                                                         =========       =========

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME LOSS
                            (in thousands, unaudited)

                                                                   Three-Month Period Ended      Six-Month Period Ended
                                                                   ------------------------     -----------------------
                                                                                           June 30,
                                                                   -----------------------------------------------------
                                                                         2000          1999          2000          1999
Net income                                                             $ 1,306       $ 1,371       $ 2,794       $ 2,675
Other comprehensive income, net of tax

   Unrealized gains on securities
      Unrealized holding (losses) gains arising during the period          (44)       (4,347)         (700)       (5,715)
      Less: Reclassification adjustment for gains included
               in net income                                              --             (48)         --            (236)
                                                                       -------       -------       -------       -------
Comprehensive income (loss)                                            $ 1,262       $(3,024)      $ 2,094       $(3,276)
                                                                       =======       =======       =======       =======

PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2000


Note 1 - General

   The accompanying financial statements of Patriot Bank Corp. and Subsidiaries ("Patriot") include the accounts of the parent company, Patriot Bank Corp. and its wholly-owned subsidiaries, Patriot Bank and Patriot Investment Company. All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the three-month period ended June 30, 2000 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1999.

PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2000

Note 2 - Investment And Mortgage-Backed Securities

The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows:

                                            June 30, 2000                                        December 31, 1999
                                ---------------------------------------------------------------------------------------------
                                Amortized    Unrealized  Unrealized      Fair     Amortized    Unrealized   Unrealized  Fair
                                 cost          gain        loss          value       cost         gain        loss      value
                                 -------     ----------  ----------     -------   ---------     -------    -------    -------
                                                                  (in thousands)
AVAILABLE FOR SALE:
Investment securities
    Corporate debt securities     $ 17,334    $   --      $  1,761    $ 15,573    $ 17,361    $     73    $    771    $ 16,663

    FHLMC Preferred Stock           44,969        --           467      44,502      44,966         797       1,151      44,612
    FHLB Stock                      21,235        --          --        21,235      20,835        --          --        20,835
    Equity securities                6,300        --         1,150       5,150       6,305        --         1,081       5,224
                                  --------    --------    --------    --------    --------    --------    --------    --------

Total securities available
for sale                          $ 89,838    $   --      $  3,378    $ 86,460    $ 89,467    $    870    $  3,003    $ 87,334
                                  ========    ========    ========    ========    ========    ========    ========    ========

HELD TO MATURITY:
Investment securities
   U.S. Treasury and
     government agency
     Securities                   $ 76,191    $  4,241    $ 11,410    $ 69,022    $ 74,246    $   --      $  7,455    $ 66,791

     Corporate debt securities       1,000           1        --         1,001       1,501        --             1       1,500

Mortgage-backed securities
     FHLMC                           3,803          28          65       3,766       4,272          32          12       4,292

     Fannie Mae                     51,669       2,624       3,283      51,010      54,809          26       3,162      51,673
     GNMA                            4,089          11         102       3,998       4,528          44           3       4,569

Collateralized mortgage
   Obligations
    FHLMC                          101,938       1,333       4,531      98,740     114,178         690       4,059     110,809
    Fannie Mae                      76,715         991       3,408      74,298      82,489         227       3,501      79,215
    Other                            8,025           1          90       7,936       9,732        --            32       9,700
    CMBS                             2,297          32          60       2,269       2,292        --            87       2,205
                                  --------    --------    --------    --------    --------    --------    --------    --------
Total securities held to          $325,727    $  9,262    $ 22,949    $312,040    $348,047    $  1,019    $ 18,312    $330,754
  maturity                        ========    ========    ========    ========    ========    ========    ========    ========

Note 3 - Loans Receivable

   Loans receivable are summarized as follows:


                                                            June 30       December 31,
                                                           --------------------------
                                                             2000             1999
                                                           ---------       ---------
                                                                (in thousands)
Mortgage loan portfolio
  Secured by real estate                                   $ 306,108       $ 293,852
  Construction                                                12,152          10,481
 Consumer loan portfolio
  Home equity                                                 67,166          69,785
  Consumer                                                     8,618           9,081
Commercial loan portfolio
  Commercial                                                 235,446         189,189
  Commercial leases                                           62,062          57,808
                                                           ---------       ---------

    Total loans receivable                                   691,552         630,196
    Less deferred loan origination fees                       (1,117)         (2,136)
    Allowance for credit losses                               (6,159)         (6,082)
                                                           ---------       ---------
    Total loans receivable, net                            $ 684,276       $ 621,978
                                                           =========       =========


Note 4 - Deposits


   Deposits are summarized as follows:

                                         June 30,      December 31,
                                         -------------------------
Deposit type                               2000           1999
                                         --------      --------
                                             (in thousands)
NOW                                      $ 27,339      $ 34,635

Money market                              100,778        86,705

Savings accounts                           34,208        37,193

Non-interest-bearing demand                36,883        30,760
                                         --------      --------
   Total demand, transaction, money
      market and savings deposits         199,208       189,293

Certificates of deposits                  448,125       312,709
                                         --------      --------
   Total deposits                        $647,333      $502,002
                                         ========      ========

NOTE 5 - EARNINGS PER SHARE

         The dilutive effect of stock options is excluded from basic earnings per share but included in the computation of diluted earnings per share.

                                        For Three-Months Ended June 30, 2000                For Six-Months Ended June 30, 2000
                                       --------------------------------------            ------------------------------------------
                                           Income          Shares     Per-Share            Income            Shares        Per-Share
                                        (Numerator)    (Denominator)  Amount             (Numerator)      (Denominator)    Amount
                                        -----------    -------------  ------             -----------      -------------    ------
BASIC EPS
Net Income available to common
Stockholders                               $1,306          5,814      $0.22              $2,794            5,810           $0.48

EFFECT OF DILUTIVE SECURITIES
Dilutive Options                              -              146       --                  --                196            (.01)
                                           ------          -----      -----               ------           -----            -----

DILUTED EPS
Net income available to common
Stockholders plus assumed conversions      $1,306          5,960      $0.22              $2,794            6,006           $0.47
                                           ======         ======      =====              ======           ======           =====



                                        For Three-Months Ended June 30, 1999                 For Six-Months Ended June 30, 1999
                                       --------------------------------------            ------------------------------------------
                                           Income          Shares     Per-Share           Income            Shares        Per-Share
                                        (Numerator)    (Denominator)  Amount             (Numerator)      (Denominator)    Amount
                                        -----------    -------------  ------             -----------      -------------    ------
BASIC EPS
Net Income available to common
Stockholders                               $1,371       5,772         $0.24               $2,675            5,674            $0.47
EFFECT OF DILUTIVE SECURITIES
Dilutive Options                             --           185          (.01)                --                207             (.02)
                                           ------       -----         -----               ------            -----            -----
DILUTED EPS
Net income available to common
Stockholders plus assumed conversions      $1,371       5,957         $0.23               $2,675            5,881            $0.45
                                           ======      ======         =====               ======           ======            =====

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

         The following table highlights income statement and balance sheet information for each of the segments at or for the three-month and six-month periods ending June 30, 2000 and 1999 (in thousands).


                           For the three-month period ended June 30, 2000    For the six-month period ended June 30, 2000
                           ----------------------------------------------    --------------------------------------------
                                PB          PCLC      ZIP      Total            PB            PCLC     ZIP        Total
                                --          ----      ---      -----            --            ----     ---        -----
Net interest income       $    5,341    $      546    $--    $    5,887    $   11,162    $    1,038    $--     $   12,200
Other income                   1,417           363     --         1,780         2,736           551     --          3,287
Total net income               1,092           214     --         1,306         2,511           283     --          2,794
Total assets               1,113,173        63,247     --     1,176,420     1,113,173        63,247     --      1,176,420
Total loans and leases       622,214        62,062     --       684,276       622,214        62,062     --        684,276




                         For the three-month period ended June 30, 1999      For the six-month period ended June 30, 1999
                         ----------------------------------------------    -----------------------------------------------
                                PB          PCLC      ZIP      Total            PB            PCLC     ZIP        Total
                                --          ----      ---      -----            --            ----     ---        -----
Net interest income       $    5,611    $      393    $--    $    6,004      $   10,889    $      802    $--    $   11,691
Other income                   1,057           145     --         1,202           2,056           280     --         2,336
Total net income               1,329            42     --         1,371           2,614            61     --         2,675
Total assets               1,050,318        51,787     --     1,102,105       1,050,318        51,787     --     1,102,105
Total loans and leases       516,299        49,127     --       565,426         516,299        49,127     --       565,426

Note 7 - Accounting for Derivative Instruments and Hedging Activities

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement as amended by SFAS No. 137 and SFAS No. 138 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of certain exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (b) a hedge of the exposure to variable cash flows of a forecasted transaction; or (c) a hedge of foreign currency exposure. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier adoption is permitted. Patriot has not yet determined the impact, if any, of this statement, including if applicable, its provisions for the potential reclassifications of certain investment securities, on earnings, financial condition or equity.



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

   GENERAL. Patriot reported diluted earnings per share of $.22 and net income of $1,306,000 for the three-month period ended June 30, 2000 compared to diluted earnings per share of $.23 and net income of $1,371,000 for the three month period ended June 30, 1999. Diluted earnings per share for the six-month period ending June 30, 2000 was $.47 and net income of $2,794,000 compared with $.45 and net income of $2,675,000 for the six-month period ended June 30, 1999. Return on average equity was 10.46%, for the three-month period ended June 30, 2000 compared to 9.49%, for the three-month period ended June 30, 1999.

   NET INTEREST INCOME. Net interest income for the three-month and six-month periods ended June 30, 2000 was $5,887,000 and $12,200,000 compared to $6,004,000 and $11,691,000 for the same periods in 1999. The decrease during the second quarter is primarily due to the impact of general increases in market rates on Patriot's funding sources compressing Patriot's net interest margin. Patriot's net interest margin (net interest income as a percentage of average interest-earning assets) was 2.36% for the six-month period ended June 30, 2000 compared to 2.38% for the same period in 1999. The increase in margin is primarily due to the acquisitions and the growth of Patriot's commercial loan portfolio.

   Interest on loans and leases was $13,933,000 and $27,122,000 for the three-month and six-month periods ended June 30, 2000 compared to $11,004,000 and 21,677,000 for the same periods in 1999. The average balance of loans was $656,564,000 with an average yield of 8.27% for the six-month period ended June 30, 2000 compared to an average balance of $551,682,000 with an average yield of 7.89% for the same period in 1999. The increase in average balance is due to strong growth in the originations of commercial loans and leases. The increase in average yield is primarily a result of a greater volume of higher yielding commercial loans and leases.

   Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $7,148,000 and $14,392,000 for the three-month and six-month periods ended June 30, 2000 compared to $7,499,000 and $14,684,000 for the same periods in 1999. The average balance of the investment portfolio was $424,545,000 with an average yield of 7.11% for the six-month period ended June 30, 2000 compared to an average balance of $462,284,000 with an average yield of 6.62% for the same period in 1999. The decrease in average balance is primarily due to Patriot allowing the investment portfolio to amortize down so it can be replaced with commercial assets. The increase in average yield is related to increases in yields in the market.

   Interest on total deposits was $7,581,000 and $13,478,000 for the three-month and six-month periods ended June 30, 2000 compared to $5,093,000 and $10,014,000 for the same periods in 1999. The average balance of total deposits was $557,857,000 with an average cost of 4.84% for the six-month period ended June 30, 2000 compared to an average balance of $458,103,000 with an average cost of 4.40% for the same period in 1999. The increase in average balance is primarily the result of aggressive marketing of certificates of deposit, money market and other transaction-based deposit accounts, and an increase in Patriot's jumbo deposit program. The increase in average yield was the result of general increases in interest rates and growth in the jumbo deposit program.

    Interest on borrowings was $7,781,000 and $16,065,000 for the three-month and six-month periods ended June 30, 2000 compared to $7,459,000 and $14,812,000 for the same periods in 1999. The average balance of borrowings was $541,502,000 with an average cost of 5.93% for the six-month period ended June 30, 2000 compared to an average balance of $553,558,000 with a cost of 5.37% for the same period in 1999. The decrease in average balance was due to growth in Patriot's deposit based products. The increase in the cost of borrowings was the result of a general increase in interest rates.

PROVISION FOR CREDIT LOSSES. The provision for credit losses was $300,000 and $600,000 for the three-month and six-month periods ended June 30, 2000 identical to the same periods in 1999. Patriot continues to have excellent asset quality with low levels of delinquencies and low level of non-performing assets. At June 30, 2000 Patriot's non-performing assets were .22% of total assets and all loans 30 days or more delinquent were .63% of total loans.

NON-INTEREST INCOME. Total non-interest income was $1,780,000 and $3,287,000 for the three-month and six-month periods ended June 30, 2000 compared to $1,202,000 and $2,336,000 for the same periods in 1999. Non-interest income also includes gains recognized on the sale of investment securities available for sale. The increase in recurring other non-interest income was primarily due to an increased emphasis on recurring non-interest income including an increase in mortgage banking gains of $584,000 and $870,000 for the three-month and six-month periods ended June 30, 2000 compared to $138,000 and $266,000 for the same periods in 1999 as well as growth in other areas such as loan and deposit fees, ATM fees, and income from bank owned life insurance.

   NON-INTEREST EXPENSE. Total non-interest expense was $5,724,000 and $11,306,000 for the three-month and six-month periods ended June 30, 2000 compared to $5,092,000 and $9,821,000 for the same periods in 1999. The increase in non-interest expense was the result of increased salary and employee benefit costs and occupancy and equipment costs, both related to the acquisition First Lehigh and Patriot's newly opened retail offices on Tilghman St. in Allentown, Pennsylvania and in Exeter Township, Pennsylvania, and growth in the mortgage banking operations.

   In response to the impact of rising rates on net interest income, Patriot's management team is focusing its efforts on analyzing and improving fee income and operating expenses. During the second quarter Patriot's management team implemented substantial changes to its business plan including reductions in staffing and benefits costs, increased efficiency through automation, and a reengineering of the Mortgage Banking operations.

   INCOME TAX PROVISION. The income tax provision was $337,000 and $787,000 for the three-month and six-month periods ended June 30, 2000 compared to $443,000 and $931,000 for the same periods in 1999. The effective tax rate was 20.51% and 21.97% for three-month and six-month periods ended June 30, 2000 compared to 24.42% and 25.80% for the same periods in 1999. The decrease is a result of the amortization of non-deductible goodwill offset somewhat by the purchase of certain tax exempt investments.

FINANCIAL CONDITION

   LOAN AND LEASE PORTFOLIO. Patriot's primary portfolio loan products are commercial loans, small ticket commercial leases, fixed-rate and adjustable-rate mortgage loans and home equity loans and lines of credit. Patriot also offers residential construction loans and other consumer loans. At June 30, 2000 Patriot's total loan portfolio was $684,276,000, compared to a total loan portfolio of $621,978,000 at December 31, 1999. The increase in the loan portfolio was primarily the result of aggressive marketing of commercial loans and leases. During the six-month period ended June 30, 2000, Patriot originated total loans and leases of $212,846,000, compared to total loans and leases originated of $126,744,000 for the same period in 1999. Commercial loan and lease originations for the six-month period ended June 30, 2000 were $106,255,000 compared to $70,429,000 for the same period in 1999.

   CASH AND CASH EQUIVALENTS. Cash and cash equivalents at June 30, 2000 were $15,149,000 compared to $8,161,000 at December 31, 1999. The increase in cash balances is associated with timing differences in borrowing activity and investment prepayments.

   INVESTMENT AND MORTGAGE-BACKED SECURITIES. Investment securities consist primarily of U.S. agency securities, mortgage-backed securities which are generally insured or guaranteed by either FHLMC, FNMA or the GNMA and collateralized mortgage obligations.

   Total investment and mortgage-backed securities at June 30, 2000 were $412,187,000 compared to $435,381,000 at December 31, 1999. The decrease in investment and mortgage-backed securities is primarily due to normal investment amortization.

   OTHER ASSETS. Premises and equipment at June 30, 2000 was $8,948,000 compared to $11,376,000 at December 31, 1999. The decrease in premises and equipment is primarily associated with normal depreciation coupled with the sale of a closed branch office and the corporate headquarters building acquired from First Lehigh. Accrued interest receivable at June 30, 2000 was $5,029,000 compared to $4,845,000 at December 31, 1999. Real estate owned at June 30, 2000 was $74,000 compared to $193,000 at December 31, 1999. Bank owned life insurance policy with a cash surrender value at June 30, 2000 of $16,102,000 compared to $15,700,000 at December 31, 1999. Goodwill at June 30, 2000 was $13,882,000 compared to $14,189,000 at December 31, 1999. Other assets at June 30, 2000 were $9,714,000 compared to $12,648,000 at December 31, 1999.

   DEPOSITS. Deposits are primarily attracted from within Patriot's market area through the offering of various deposit instruments, including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Patriot also attracts jumbo certificates of deposit.

Total deposits at June 30, 2000 were $647,333,000 compared to $502,002,000 at December 31, 1999. The increase in balance is primarily attributed to $105,000,000 in growth in Patriot's Jumbo CD program.

   BORROWINGS. Patriot utilizes borrowings as a source of funds for its asset growth and its asset/liability management. Patriot is eligible to obtain advances from the FHLB upon the security of the FHLB common stock it owns and certain of its residential mortgages and mortgage-backed securities, provided certain standards related to creditworthiness have been met. Patriot may also utilize repurchase agreements to meet its liquidity needs. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. Total borrowings at June 30, 2000 were $469,404,000 compared to $568,795,000 at December 31, 1999. The decrease is primarily associated with funding being provided by growth in deposits.


STOCKHOLDERS' EQUITY. Total stockholders' equity was $51,107,000 at June 30, 2000 compared to $49,768,000 at December 31, 1999. The increase in balance is primarily due to earnings offset by dividends to shareholders' and decreases in accumulated other comprehensive income.

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

   During the six-month period ended June 30, 2000, significant liquidity was provided by growth in deposits and maturities investment and mortgage-backed securities. The funds provided by these activities were invested in new loans and the repayment of borrowings.

         At June 30, 2000, Patriot had outstanding loan commitments of $70,085,000. Patriot anticipates that it will have sufficient funds available to meet its loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from June 30, 2000 totaled $345,566,000. Based upon historical experience, Patriot expects that substantially all of the maturing certificates of deposit will be retained at maturity.

         Capital Resources. FDIC regulations currently require companies to maintain a minimum leverage capital ratio of not less than 3% of tier 1 capital to total adjusted assets and not less than 4% of risk-adjusted assets, and a minimum risk-based capital ratio (based upon credit risk) of not less than 8%. The FDIC requires a minimum leverage capital requirement of 3% for institutions rated composite 1 under the CAMEL rating system. For all other institutions, the minimum leverage capital requirement is 3% plus at least an additional 1% to 2%, (100 to 200) basis points. At December 31, 1999, Patriot Bank's and Patriot Bank Corp.'s capital ratios exceeded all requirements to be considered well capitalized. The following table sets forth the capital ratios of Patriot Bank Corp., Patriot Bank and the current regulatory requirements at June 30, 2000:

                                                                         To Be                     To Be
                                                  Actual           Adequacy Capitalized          Well Capitalized
                                                  ------           --------------------          ----------------
                                              Amount   Ratio      Amount           Ratio      Amount         Ratio
                                              ------   -----      ------           -----      ------         -----
                                                                      As of  June 30, 2000
Total  capital (to risk weighted assets)

 Patriot Bank Corp.                          $68,152    10.03%    $54,346           8%        $67,932          10%
 Patriot                                      71,272    10.66%     54,783           8%         68,479          10%

 Tier I capital (to risk-weighted assets)

 Patriot Bank Corp.                           61,951     9.12%     27,173           4%         40,759           6%
 Patriot                                      65,112     9.71%     27,392           4%         41,087           6%

  Tier I capital (to average assets)

 Patriot Bank Corp.                           61,951     5.37%     46,166           4%         57,707           5%
 Patriot                                      65,112     5.69%     46,375           4%         57,969           5%

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

   Patriot pursues several actions designed to control its level of interest rate risk. These actions include increasing the percentage of the loan portfolio consisting of short-term and adjustable-rate loans through increased originations of these loans, acquiring short-term and adjustable-rate mortgage-backed securities, and undertaking to lengthen the maturities of deposits and borrowings. At June 30, 2000, Patriot's total interest-bearing liabilities maturing or repricing within one year exceeded its total net interest-earning assets maturing or repricing in the same time period by $352,687,000 representing a one-year cumulative "gap," as defined above, as a percentage of total assets of negative 29.98%.

   The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2000, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2000, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a Three-Month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.



                                                                    At June 30, 2000
                                                                   ----------------
                                              3 Months      3 Months to     6 Months to         1 Year to
                                               or Less        6 Months         1 Year            3 Years
                                             -----------     -----------     -----------       -----------
                                                                                     (In thousands)

INTEREST EARNING ASSETS(1):
Interest earning deposits                    $    11,869     $      --       $      --         $      --
Investment and mortgage-backed                   121,106          12,841          16,455            28,776
securities, net (2)(5)
Loans receivable, net(3)(5)                      122,156          40,453          69,630           100,051
                                             -----------     -----------     -----------       -----------
Total interest-earning assets                    255,131          53,294          86,085           128,827

Non-interest-earning assets                         --              --              --                --
                                             -----------     -----------     -----------       -----------

Total assets                                     255,131          53,294          86,085           128,827
                                             -----------     -----------     -----------       -----------

INTEREST-BEARING LIABILITIES:

Money market and passbook savings                 12,522          12,522          25,044            47,368
accounts(6)
Demand and NOW accounts (6)                        2,585           2,585           5,170            10,340
Certificates of deposit                          123,377          52,806         169,383            85,731
Borrowings                                       230,216          50,000          60,987            56,323
                                             -----------     -----------     -----------       -----------

Total interest-bearing liabilities               368,700         117,913         260,584           199,762
Non-interest-bearing
liabilities                                                                        8,575             8,575
Equity                                              --              --              --                --
                                             -----------     -----------     -----------       -----------
Total liabilities and equity                     368,700         117,913         260,584           199,762
                                             -----------     -----------     -----------       -----------
Interest sensitivity gap(4)                  $  (113,569)    $   (64,619)    $  (174,499)      $   (70,935)
                                             -----------     -----------     -----------       -----------
Cumulative interest sensitivity gap          $  (113,569)    $  (178.188)    $  (352,687)      $  (423,622)
                                             -----------     -----------     -----------       -----------
Cumulative interest sensitivity gap as a           (9.65)%        (15.15)%        (29.98)%          (36.01)%
percent of total assets                      -----------     -----------     -----------       -----------

Cumulative interest-earning assets as a             69.20%         63.38 %         52.80 %           55.27 %
percent of cumulative interest-bearing
liabilities

                                                          At June 30, 2000
                                                          ----------------
                                                  3 Years to         More than
                                                   5 Years           5 Years             Total
                                                  -----------       -----------       -----------


INTEREST EARNING ASSETS(1):
Interest earning deposits                         $      --         $      --         $    11,869
Investment and mortgage-backed                         75,169           157,821           412,168
securities, net (2)(5)
Loans receivable, net(3)(5)                           234,759           128,286           695,335
                                                  -----------       -----------       -----------
Total interest-earning assets                         309,928           286,107         1,119,372

Non-interest-earning assets                              --              57,048            57,048

Total assets                                          309,928           343,155         1,176,420
                                                  -----------       -----------       -----------

INTEREST-BEARING LIABILITIES:

Money market and passbook savings                      19,361            18,169           134,986
accounts(6)
Demand and NOW accounts (6)                            20,679            22,863            64,222
Certificates of deposit                                12,782             4,046           448,125
Borrowings                                             31,826            40,053           469,405
                                                  -----------       -----------       -----------

Total interest-bearing liabilities                     84,648            85,131         1,116,738

Non-interest-bearing liabilities                                          8,575             8,575
Equity                                                   --              51,107            51,107
                                                  -----------       -----------       -----------
Total liabilities and equity                           84,648           144,813         1,176,420
                                                  -----------       -----------       -----------
Interest sensitivity gap(4)                       $   225,280       $   198,342               $--
                                                  -----------       -----------       -----------
Cumulative interest sensitivity gap               $  (198,342)      $      --
                                                  -----------       -----------
Cumulative interest sensitivity gap as a               (16.86)%             --%
percent of total assets                           -----------       -----------

Cumulative interest-earning assets as a                 80.77 %          100.24 %
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

    (5) Annual prepayment rates for loans and mortgage-backed securities range from 6% to 12%.

    (6) Money market and savings accounts, and NOW accounts are assumed to have decay rates between 11% and 50% annually and have been estimated based upon a historic analysis of core deposit trends.

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

   Through the use of income simulation modeling Patriot has calculated an estimate of net interest income for the year through June 30, 2001, based upon the assets, liabilities and off-balance sheet financial instruments in existence at June 30, 2000. Patriot has also estimated changes to that estimated net interest income based upon immediate and sustained changes in interest rates ("rate shocks"). Rate shocks assume that all interest rates increase or decrease on the first day of the period modeled and remain at that level for the entire period. The following table reflects the estimated percentage change in estimated net interest income for the period ending June 30, 2000.


                Rate shock to interest rates                  % change
                ----------------------------------            -----------
                           +2%                                (19.32%)
                           +1%                                 (7.99%)
                           -1%                                  8.21%
                           -2%                                  14.56%

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

            Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The company held its Annual Meeting of Shareholders on April 27, 2000. At the said meeting 6,180,592 shares of Common Stock were eligible to vote, of which 4,785,184 shares were present in person or by proxy. The following matters were voted upon at the Annual Meeting and the number of affirmative votes, negative votes and abstentions with respect to the matters are as follows:

   1. At the Annual Meeting, two directors were elected for three-year terms. The nominees were Samuel N. Landis and Joseph W. Major.


                           For              %        Withheld            %
   Samuel N. Landis        4,870,112       97.40     128,865           2.60
   Joseph W. Major         4,785,874       95.70     213,103           4.30

   The names of each of the directors whose term of office continued after the Annual Meeting and their respective term expirations are as follows:

         Larry V. Thren            2001

         James B. Elliot           2001

         James A. Bentley Jr.      2002

         Richard A. Elko           2002

   2. The ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of Patriot Bank Corp. for fiscal year ending December 31, 2000.


               For         %          Against          %       Abstain          %
         4,978,780       99.60%        5,593         .10%      14,604          .30%

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


                                               PATRIOT BANK CORP.
                                        --------------------------------------
                                                  (Registrant)


Date             August 14, 2000
                 -----------------      --------------------------------------
                                                   Joseph W. Major
                                        President and Chief Executive Officer


Date             August 14, 2000
                 ----------------       --------------------------------------
                                                   James G. Blume
                                            Executive Vice President and
                                               Chief Financial Officer