Form 10-Q
period 2000-09-30
PATRIOT BANK CORP
filed 2000-11-14
CIK 1000235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    --------------------

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,194,707 shares of common stock were outstanding as of November 13, 2000.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                                        Page
                                                                                                        ----
PART I FINANCIAL INFORMATION

       Item 1 FINANCIAL STATEMENTS (Unaudited)

                  Consolidated Balance Sheets at September 30, 2000
                  and December 31, 1999

                  Consolidated Statements of Income for the Three-Month and Nine-Month
                  Periods ended September 30, 2000 and 1999

                  Consolidated Statements of Stockholders' Equity for the
                  Periods ended September 30, 2000 and December 31, 1999

                  Consolidated Statements of Cash Flows for the Nine-Month
                  Periods ended September 30, 2000 and 1999

                  Consolidated Statements of Comprehensive (Loss) Income for the
                  Three-Month and Nine-Month Periods ended September 30, 2000 and 1999

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

PART II OTHER INFORMATION

       Items 1 through 6


SIGNATURES

                       Patriot Bank Corp. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                                                     September 30,             December 31,
---------------------------------------------------------------------------------------------------------------------------
                                                                                         2000                      1999
---------------------------------------------------------------------------------------------------------------------------
                                                                                      (unaudited)
ASSETS
Cash and due from banks                                                               $     2,806             $     4,919
Interest-earning deposits in other financial institutions                                  21,122                   3,242
                                                                                      -----------             -----------
   Total cash and cash equivalents                                                         23,928                   8,161
Investment and mortgage-backed securities available for sale                               87,869                  87,334
Investment and mortgage-backed securities held to maturity
    (market value of $301,805 and $330,754 at September 30, 2000
     and December 31, 1999, respectively)                                                 312,323                 348,047
Loans held for sale                                                                        17,290                   4,972
Loans and leases receivable, net of provision for credit loss of $5,991
   and $6,082 at September 30, 2000 and December 31, 1999, respectively                   639,219                 621,978
Premises and equipment, net                                                                 8,775                  11,376
Accrued interest receivable                                                                 4,913                   4,845
Real estate and other property owned                                                           72                     193
Cash surrender value life insurance                                                        16,295                  15,700
Goodwill                                                                                   13,616                  14,189
Other assets                                                                                9,148                  12,648
                                                                                      -----------             -----------
    Total assets                                                                      $ 1,133,448             $ 1,129,443
                                                                                      ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                              $   641,822             $   502,002
FHLB advances                                                                             300,188                 412,692
Securities sold under repurchase agreements                                               115,471                 137,103
Trust preferred debt securities                                                            19,000                  19,000
Advances from borrowers for taxes and insurance                                             3,052                   4,761
Other liabilities                                                                           1,231                   4,117
                                                                                      -----------             -----------
      Total liabilities                                                                 1,080,764               1.079,675
                                                                                      -----------             -----------
Preferred stock, $.01 par value, 2,000,000 shares authorized, none
      Issued at September 30, 2000 and December 31, 1999, respectively                         --                      --
Common stock, no par value, 10,000,000 shares authorized, 6,555,490
      issued at September 30, 2000 and December 31, 1999                                       --                      --
Paid in capital                                                                            58,150                  58,117
Common stock acquired by ESOP, 374,072 and 385,643  shares at amortized
     cost at September 30, 2000 and December 31, 1999, respectively                        (2,087)                 (2,141)
Common stock acquired by MRP, 72,649 and 108,794 shares at amortized
     cost at September 30, 2000 and December 31, 1999, respectively                          (359)                   (638)
Retained earnings                                                                           7,119                   4,737
Treasury stock, 360,783 and 369,991 at cost at September 30, 2000
     and December 31, 1999, respectively                                                   (4,062)                 (4,172)
Accumulated other comprehensive loss                                                       (6,077)                 (6,135)
                                                                                      -----------             -----------
     Total stockholders' equity                                                            52,684                  49,768
                                                                                      -----------             -----------
     Total liabilities and stockholders' equity                                       $ 1,133,448             $ 1,129,443
                                                                                      ===========             ===========



The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except for share data)


                                                                      Three-Month Period Ended           Nine-Month Period Ended
                                                                                             September 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         2000            1999             2000             1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                (unaudited)
INTEREST INCOME
    Interest-earning deposits                                          $     64         $     44         $    293         $    200
    Investment and mortgage-backed securities                             6,992            7,453           21,384           22,137
    Loans and leases                                                     14,474           11,607           41,596           33,284
                                                                       --------         --------         --------         --------
        Total interest income                                            21,530           19,104           63,273           55,621
                                                                       --------         --------         --------         --------
INTEREST EXPENSE
    Deposits                                                              8,578            5,222           22,056           15,221
    Short-term borrowings                                                 4,507            3,354           13,028            9,378
    Long -term borrowings                                                 3,077            4,424           10,621           13,227
                                                                       --------         --------         --------         --------
         Total interest expense                                          16,162           13,000           45,705           37,826
                                                                       --------         --------         --------         --------
    Net interest income before provision for
               credit losses                                              5,368            6,104           17,568           17,795
    Provision for credit losses                                            (225)            (300)            (825)            (900)
                                                                       --------         --------         --------         --------
    Net interest income after provision for
               credit losses                                              5,143            5,804           16,743           16,895
                                                                       --------         --------         --------         --------
NON-INTEREST INCOME
    Service fees, charges and other operating income                      1,318            1,191            3,737            2,693
    Loss on sale of real estate acquired through
            foreclosure                                                      (4)              (4)              (7)              (4)
    Gain on sale of investment and mortgage-backed
           securities available for sale                                     --              365                1              933
    Mortgage banking gains                                                  962              222            1,832              488
                                                                       --------         --------         --------         --------
           Total non-interest income                                      2,276            1,774            5,563            4,110
                                                                       --------         --------         --------         --------
NON-INTEREST EXPENSE
     Salaries and employee benefits                                       2,803            2,796            8,154            7,723
     Office occupancy and equipment                                       1,246              956            3,975            3,012
     Professional services                                                  371              378              851              625
     Federal deposit insurance premiums                                      29               56               80              166
     Data processing                                                         27               27              156               92
     Advertising                                                            158              238              461              538
     Deposit processing                                                     174              154              493              437
     Goodwill amortization                                                  316              256              866              705
     Office supplies & postage                                              173              171              579              464
     MAC expense                                                            165              121              461              315
     Other operating expense                                                442              608            1,134            1,505
                                                                       --------         --------         --------         --------
             Total non-interest expense                                   5,904            5,761           17,210           15,582
                                                                       --------         --------         --------         --------
              Income before income taxes                                  1,515            1,817            5,096            5,423
      Income taxes                                                          287              410            1,074            1,341
                                                                       --------         --------         --------         --------
             Net income                                                $  1,228         $  1,407         $  4,022         $  4,082
                                                                       ========         ========         ========         ========
      Earnings per share - basic                                       $   0.21         $   0.24         $   0.69         $   0.71
                                                                       ========         ========         ========         ========
      Earnings per share - diluted                                     $   0.21         $   0.24         $   0.68         $   0.69
                                                                       ========         ========         ========         ========
      Dividends per share                                              $   0.09         $   0.08         $   0.26         $   0.23
                                                                       ========         ========         ========         ========



The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (in thousands, unaudited)


                                                                                                         Accumulated
                                                                                                            Other
                                 Number of     Paid-in                          Retained     Treasury   Comprehensive
                                   Shares      Capital      ESOP        MRP     Earnings       Stock    Income (Loss)      Total
                                   ------      -------      ----        ---     --------       -----    -------------      -----
BALANCE AT JANUARY 1, 1999           4,347     $ 60,404   $(2,285)   $  (971)   $  4,220      $(22,963)     $  3,855     $ 42,260
Common stock issued                      3           26                                             --            --           26
Common stock acquired by
     MRP                                (3)          --        --        (26)         --            --            --          (26)
Treasury stock purchased              (377)          --        --         --          --        (4,808)           --       (4,808)
Treasury stock retired                  --      (23,531)       --         --          --        23,531            --           --
Common stock issued for
    Business combination             1,640       21,047        --         --          --            --            --       21,047
Release and amortization
    of MRP                              48           53        --        359          --            --            --          412
Release of ESOP shares                  26          118       144         --          --            --            --          262
Purchase ESPP shares                     7           --        --         --          --            68            --           68
Change in unrealized gains
    on securities available
    for sale, net of taxes              --           --        --         --          --            --        (9,990)      (9,990)
Net income                              --           --        --         --       2,200            --            --        2.200
Cash dividends paid                     --           --        --         --      (1,683)           --            --       (1,683)
                                   -------     --------   -------    -------     -------      --------      --------     --------
BALANCE AT DECEMBER 31, 1999         5,691     $ 58,117   $(2,141)   $  (638)    $ 4,737      $ (4,172)     $ (6,135)    $ 49,768
                                   -------     --------   -------    -------     -------      --------      --------     --------
Amortization of MRP shares              36           --        --        279          --            --            --          279
Amortization of ESOP shares             12           33        54         --          --            --            --           87
Purchase ESPP shares                     9           --        --         --          --           110            --          110
Change in unrealized gains
    on securities available
    for sale, net of taxes              --           --        --         --          --            --            58           58
Net income                              --           --        --         --       4,022            --            --        4,022
Cash dividends paid                     --           --        --         --      (1,640)           --            --       (1,640)
                                   -------     --------   -------    -------     -------      --------      --------     --------
BALANCE AT SEPTEMBER 30, 2000        5,748     $ 58,150   $(2,087)   $  (359)    $ 7,119      $ (4,062)     $ (6,077)    $ 52,684
                                   =======     ========   =======    =======     =======      ========      ========     ========




The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)


                                                                           Nine-Months Period Ended September 30,
                                                                           --------------------------------------
                                                                                  2000                  1999
                                                                                  ----                  ----
Operating activities
Net Income                                                                     $   4,022             $  4,082
Adjustments to reconcile net income to net cash provided by
  operating activities
      Amortization and accretion of
          Deferred loan origination fees                                            (353)                  76
          Premiums and discounts                                                  (2,198)              (2,032)
          MRP shares                                                                 279                  323
          Goodwill                                                                   866                  705
      Provision for credit losses                                                    825                  900
      Release of ESOP shares                                                          87                  198
      Gain on sale of  securities available for sale                                  (1)                (722)
      Loss (gain) on sale of real estate owned                                         7                    3
      Charge-off real estate owned                                                    16                  118
      Depreciation of premises and equipment                                       1,343                1,280
      Mortgage loans originated for sale                                        (109,617)             (44,660)
      Mortgage loans sold                                                        145,643               43,055
      Decrease (increase) in deferred income taxes                                   715               (1,054)
      Increase in cash surrender value of life insurance                            (595)                (465)
      (Increase) decrease in accrued interest receivable                             (68)                 245
      Decrease in other assets                                                     3,560                7,000
      Decrease in other liabilities                                               (2,776)              (2,391)
                                                                               ---------             --------
         Net Cash (used by) provided by operating activities                      41,755                6,661
                                                                               ---------             --------
Investing activities
      Loan originations and principal payments on loans, net                     (66,239)             (33,773)
      Proceeds from the sale of securities - available for sale                       --                7,424
      Proceeds from the maturity of securities - available for sale                2,619               40,804
      Proceeds from the maturity of securities - held to maturity                 35,724               47,080
      Purchase of securities - available for sale                                 (1,118)             (96,304)
      Purchase of bank owned life insurance                                           --              (15,046)
      Proceeds from sale of real estate owned                                        291                    7
      Purchase of premises and equipment                                          (1,523)                  --
      Proceeds from sale of premises and equipment                                 2,431                9,729
      Cash received in business combination                                           --               (3,473)
                                                                               ---------             --------
         Net cash used in by investing activities                                (27,815)             (43,552)
                                                                               ---------             --------
Financing activities
      Net increase in deposits                                                   139,312                4,674
      (Repayment of) proceeds from short term FHLB Advances                     (182,500)              54,500
      Repayment of short term repurchase agreements                              (19,734)             (29,500)
      Repayment of  long term FHLB Advances                                       (1,902)                 (80)
      Proceeds from long term borrowings                                          70,000                   --
      Decrease in advances from
         borrowers for taxes and insurance                                        (1,709)              (1,022)
      Cash paid for dividends                                                     (1,640)              (1,390)
      Purchase of Treasury Stock                                                      --               (4,808)
                                                                               ---------             --------

Net cash provided by financing activities                                          1,827               22,374
                                                                               ---------             --------

Net increase (decrease) in cash and cash equivalents                              15,767              (14,517)

Cash and cash equivalents at beginning of year                                     8,161               30,487
                                                                               ---------             --------

Cash and cash equivalents at of the six month period                           $  23,928             $ 15,970
                                                                               =========             ========

Supplemental Disclosures

      Cash paid for interest on deposits                                       $  21,553             $ 14,946
                                                                               =========             ========
      Cash paid for income taxes                                               $   1,254             $  1,068
                                                                               =========             ========
      Transfers from loans to real estate owned                                $     191             $    492
                                                                               =========             ========


The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME LOSS
                            (in thousands, unaudited)


                                                                    Three-Month Period Ended       Nine-Month Period Ended
-----------------------------------------------------------------------------------------------------------------------------
                                                                                       September 30,
-----------------------------------------------------------------------------------------------------------------------------
                                                                       2000          1999            2000            1999
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                            $1,228        $ 1,407         $ 4,022         $ 4,082
Other comprehensive income, net of tax

   Unrealized gains on securities

      Unrealized holding gains (losses) arising during the period        758         (3,100)             59          (8,436)

      Less: Reclassification adjustment for gains included
               in net income                                              --            241              (1)            616
                                                                      ------        -------         -------         -------



Comprehensive income (loss)                                           $1,986        $(1,452)        $ 4,081         $(3,738)
                                                                      ======        =======         =======         =======

PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2000



Note 1 - General

   The accompanying financial statements of Patriot Bank Corp. and Subsidiaries ("Patriot") include the accounts of the parent company, Patriot Bank Corp. and its wholly-owned subsidiaries, Patriot Bank and Patriot Investment Company. All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the three-month period ended September 30, 2000 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1999.

PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2000

Note 2 - Investment And Mortgage-Backed Securities

The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows:

---------------------------------------------------------------------------------------------------------------------------------
                                             September 30, 2000                               December 31, 1999
---------------------------------------------------------------------------------------------------------------------------------
                                  Amortized  Unrealized  Unrealized     Fair      Amortized  Unrealized   Unrealized      Fair
                                     cost       gain        loss        value        cost      gain          loss         Value
---------------------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
AVAILABLE FOR SALE:
Investment securities
    Corporate debt securities      $ 17,084    $    3      $ 1,918    $ 15,169     $ 17,361    $   73      $   771      $ 16,663
    FHLMC Preferred Stock            44,971       376          165      45,182       44,966       797        1,151        44,612
    FHLB Stock                       21,235        --           --      21,235       20,835        --           --        20,835
    Equity securities                 6,297        --          628       5,669        6,305        --        1,081         5,224

Mortgage-backed securities
     FHLMC                              616        --            2        614            --        --           --            --
                                               ------      -------    --------     --------    ------      -------      --------

Total securities available
for sale                           $ 90,203    $  379      $ 2,713    $ 87,869     $ 89,467    $  870      $ 3,003      $ 87,334
                                   ========    ======      =======    ========     ========    ======      =======      ========


HELD TO MATURITY:
Investment securities
   U.S. Treasury and
     government agency
     Securities                    $ 76,538    $4,178      $ 9,796    $ 70,920     $ 74,246    $   --      $ 7,455      $ 66,791
     Corporate debt securities        1,000         2           --       1,002        1,501        --            1         1,500

Mortgage-backed securities
     FHLMC                            3,599        22           58       3,563        4,272        32           12         4,292
     Fannie Mae                      50,057     2,597        2,419      50,235       54,809        26        3,162        51,673
     GNMA                             3,808        26           88       3,746        4,528        44            3         4,569

Colateralized mortgage
   Obligations
    FHLMC                            95,867     1,268        3,820      93,315      114,178       690        4,059       110,809
    Fannie Mae                       72,060       973        3,323      69,710       82,489       227        3,501        79,215
    Other                             7,094        --           76       7,018        9,732        --           32         9,700
    CMBS                              2,300        31           35       2,296        2,292        --           87         2,205
                                   --------    ------      -------    --------     --------    ------      -------      --------

Total securities held to
maturity                           $312,323    $9,097      $19,615    $301,805     $348,047    $1,019      $18,312      $330,754
                                   ========    ======      =======    ========     ========    ======      =======      ========

Note 3 - Loans Receivable

   Loans receivable are summarized as follows:

                                                  September 30,         December 31,
-----------------------------------------------------------------------------------------
                                                      2000                  1999
-----------------------------------------------------------------------------------------
                                                            (in thousands)
Mortgage loan portfolio
  Secured by real estate                           $ 249,556             $ 293,852
  Construction                                        12,629                10,481
Consumer loan portfolio
  Home equity                                         66,444                69,785
  Consumer                                             8,596                 9,081
Comercial loan portfolio
  Commercial                                         243,037               189,189
  Commercial leases                                   65,764                57,808
                                                   ---------             ---------
    Total loans receivable                           646,026               630,196
    Less deferred loan origination fees                 (816)               (2,136)
    Allowance for credit losses                       (5,991)               (6,082)
                                                   ---------             ---------
    Total loans receivable, net                    $ 639,219             $ 621,978
                                                   =========             =========


Note 4 - Deposits

   Deposits are summarized as follows:

                                                 September 30,          December 31,
----------------------------------------------------------------------------------------
Deposit type                                         2000                   1999
----------------------------------------------------------------------------------------
                                                           (in thousands)
NOW                                                $  30,857             $  34,635

Money market                                         126,956                86,705
Savings accounts                                      31,400                37,193
Non-interest-bearing demand                           34,856                30,760
                                                   ---------             ---------
   Total demand, transaction, money
      market and savings deposits                    224,069               189,293
Certificates of deposits                             417,753               312,709
                                                    --------              --------
   Total deposits                                  $ 641,822             $ 502,002
                                                   =========             =========

NOTE 5 - EARNINGS PER SHARE

         The dilutive effect of stock options is excluded from basic earnings per share but included in the computation of diluted earnings per share.


                                       For Three-Months Ended September 30, 2000       For Nine-Months Ended September 30, 2000
                                       -----------------------------------------       ----------------------------------------
                                         Income          Shares     Per-Share             Income         Shares       Per-Share
                                       (Numerator)   (Denominator)   Amount             (Numerator)   (Denominator)    Amount
                                       -----------    -------------  ------             -----------   -------------    ------
BASIC EPS
Net Income available to common
Stockholders                              $1,228         5,825        $0.21                $4,022         5,815        $ 0.69

EFFECT OF DILUTIVE SECURITIES
Dilutive Options                              --            24           --                    --           138          (.01)
                                          ------         -----        -----                ------         -----        ------

DILUTED EPS
Net income available to common
Stockholders plus assumed conversions     $1,228         5,849        $0.21                $4,022         5,953        $ 0.68
                                          ======         =====        =====                ======         =====        ======

                                       For Three-Months Ended September 30, 1999    For Nine-Months Ended September 30, 1999
                                       -----------------------------------------    ----------------------------------------
                                         Income        Shares      Per-Share           Income         Shares      Per-Share
                                       (Numerator)  (Denominator)   Amount           (Numerator)   (Denominator)    Amount
                                       -----------  -------------   ------           -----------   -------------    ------

BASIC EPS
Net Income available to common
Stockholders                              $1,407         5,790       $0.24              $4,082         5,713        $0.71

EFFECT OF DILUTIVE SECURITIES
Dilutive Options                              --           185          --                  --           200         (.02)
                                          ------         -----       -----              ------         -----        -----


DILUTED EPS
Net income available to common
Stockholders plus assumed conversions     $1,407         5,975       $0.24              $4,082         5,913        $0.69
                                          ======         =====       =====              ======         =====        =====

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

         The following table highlights income statement and balance sheet information for each of the segments at or for the three-month and Nine-Month periods ending September 30, 2000 and 1999 (in thousands).


                          For the three-month period ended September 30, 2000  For the Nine-Month period ended September 30, 2000
                          ---------------------------------------------------  --------------------------------------------------
                               PB        PCLC         ZIP             Total         PB            PCLC         ZIP       Total
                               --        ----         ---             -----         --            ----         ---       -----
Net interest income       $    4,872    $   496       $--       $    5,368    $   16,484       $ 1,084     $    --      517,568

Other income                   1,981        295        --            2,276         4,717           846          --        5,563

Total net income               1,087        141        --            1,228         3,599           423          --        4,022

Total assets               1,067,684     65,764        --        1,133,448     1,067,684        65,764          --    1,133,448

Total loans and leases       572,200     67,019        --          639,219       572,200        67,019          --      639,219

                           For the three-month period ended September 30, 1999  For the Nine-Month period ended September 30, 1999
                           ---------------------------------------------------  --------------------------------------------------
                               PB           PCLC         ZIP          Total         PB            PCLC         ZIP        Total
                               --           ----         ---          -----         --            ----         ---        -----
Net interest income       $    5,648       $   456      $  --     $    6,104    $   16,536       $ 1,259      $  --     $   17,795

Other income                   1,519           255         --          1,774         3,576           534         --          4,110

Total net income               1,485           132       (210)         1,407         3,919           373       (210)         4,082

Total assets               1,057,416        57,254         --      1,114,670     1,057,416        57,254         --      1,114,670

Total loans and leases       532,133        54,325         --        586,458       532,133        54,325         --        586,458

Note 7 - Accounting for Derivative Instruments and Hedging Activities

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement as amended by SFAS No. 137 in June 1999 and SFAS No. 138 in June 2000 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of certain exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (b) a hedge of the exposure to variable cash flows of a forecasted transaction; or (c) a hedge of foreign currency exposure. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier adoption is permitted. Patriot has not yet determined the impact, if any, of this statement, including if applicable, its provisions for the potential reclassifications of certain investment securities, on earnings, financial condition or equity.

Note 8 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

         In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement supercedes and replaces the guidance in Statement 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, although it carries over most of Statement 125's provisions without reconsideration.

         The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. Patriot has not yet determined the impact, if any, of this statement on Patriot's earnings, financial condition, or equity.

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

Note 9 - Subsequent Events

   On November 6, 2000 Patriot appointed Richard A. Elko President and Chief Executive Officer following the resignation of Joseph W. Major as C.E.O. and President, and as a director. Mr. Major left Patriot to pursue other business interests. He will remain as a senior consultant to the Company. Mr. Elko served as an Executive Vice President since January, 1996 and Patriot's Chief Financial Officer from January 1996 through December 1999. Patriot estimates an after tax charge of $785,000 during the fourth quarter of 2000.

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

   GENERAL. Patriot reported diluted earnings per share of $.21 and net income of $1,228,000 for the three-month period ended September 30, 2000 compared to diluted earnings per share of $.24 and net income of $1,407,000 for the three month period ended September 30, 1999. Diluted earnings per share for the nine-month period ending September 30, 2000 was $.68 and net income of $4,022,000 compared with $.69 and net income of $4,082,000 for the nine-month period ended September 30, 1999. Return on average equity was 9.48%, for the three-month period ended September 30, 2000 compared to 10.25%, for the three-month period ended September 30, 1999.

   NET INTEREST INCOME. Net interest income for the three-month and nine-month periods ended September 30, 2000 was $5,368,000 and $17,568,000 compared to $6,104,000 and $17,795,000 for the same periods in 1999. Patriot's net interest margin (net interest income as a percentage of average interest-earning assets) was 2.28% for the nine-month period ended September 30, 2000 compared to 2.42% for the same period in 1999. The decrease during the third quarter is primarily due to the impact of general increases in market rates on Patriot's funding sources compressing Patriot's net interest margin offset by growth in Patriot's commercial loan portfolio.

   Interest on loans and leases was $14,474,000 and $41,596,000 for the three-month and nine-month periods ended September 30, 2000 compared to $11,607,000 and 33,284,000 for the same periods in 1999. The average balance of loans was $669,394,000 with an average yield of 8.28% for the nine-month period ended September 30, 2000 compared to an average balance of $560,313,000 with an average yield of 7.93% for the same period in 1999. The increase in average balance is due to strong growth in the originations of commercial loans and leases. The increase in average yield is primarily a result of a greater volume of higher yielding commerical loans and leases.

   Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $6,992,000 and $21,384,000 for the three-month and nine-month periods ended September 30, 2000 compared to $7,453,000 and $22,137,000 for the same periods in 1999. The average balance of the investment portfolio was $418,547,000 with an average yield of 7.15% for the nine-month period ended September 30, 2000 compared to an average balance of $460,387,000 with an average yield of 6.69% for the same period in 1999. The decrease in average balance is primarily due to Patriot allowing the investment portfolio to amortize down so it can be replaced with commercial assets. The increase in average yield is related to increases in yields in the market.

   Interest on total deposits was $8,578,000 and $22,056,000 for the three-month and nine-month periods ended September 30, 2000 compared to $5,222,000 and $15,221,000 for the same periods in 1999. The average balance of total deposits was $586,112,000 with an average cost of 5.01% for the nine-month period ended September 30, 2000 compared to an average balance of $464,875,000 with an average cost of 4.38% for the same period in 1999. The increase in average balance is primarily the result of aggressive marketing of certificates of deposit, money market and other transaction-based deposit accounts, and an increase in Patriot's jumbo deposit program. The increase in average yield was the result of general increases in interest rates and growth in the jumbo deposit program.

    Interest on borrowings was $7,584,000 and $23,649,000 for the three-month and nine-month periods ended September 30, 2000 compared to $7,778,000 and $22,605,000 for the same periods in 1999. The average balance of borrowings was $519,541,000 with an average cost of 5.99% for the nine-month period ended September 30, 2000 compared to an average balance of $557,200,000 with a cost of 5.40% for the same period in 1999. The decrease in average balance was due to growth in Patrio's deposit based products. The increase in the cost of borrowings was the result of a general increase in interest rates.

   PROVISION FOR CREDIT LOSSES. The provision for credit losses was $225,000 and $825,000 for the three-month and nine-month periods ended September 30, 2000 compared to $300,000 and $900,000 for the same periods in 1999. During the third quarter Patriot sold over $50,000,000 in mortgage loans. In conjunction with the sale and Patriot's continued strong asset quality ratios, the provision was reduced accordingly. Patriot continues to have excellent asset quality with low levels of delinquencies low level of non-performing assets. At September 30, 2000 Patriot's non-performing assets were .33% of total assets and all loans 30 days or more delinquent were 1.16% of total loans.

   NON-INTEREST INCOME. Total non-interest income was $2,276,000 and $5,563,000 for the three-month and nine-month periods ended September 30, 2000 compared to $1,774,000 and $4,110,000 for the same periods in 1999. The increase other non-interest income was primarily due to an increased emphasis on recurring non-interest income including an increase in mortgage banking gains of $962,000 and $1,832,000 for the three-month and nine-month periods ended September 30, 2000 compared to $222,000 and $488,000 for the same periods in 1999 as well as growth in other areas such as loan and deposit fees, ATM fees, and income from bank owned life insurance. Non-interest income also includes gains recognized on the sale of investment securities available for sale.

   NON-INTEREST EXPENSE. Total non-interest expense was $5,904,000 and $17,210,000 for the three-month and nine-month periods ended September 30, 2000 compared to $5,761,000 and $15,582,000 for the same periods in 1999. The increase in non-interest expense was the result of Patriot's newly opened retail offices on Tilghman St. in Allentown, Pennsylvania and in Exeter Township, Pennsylvania, and growth in the mortgage banking operations.

   INCOME TAX PROVISION. The income tax provision was $287,000 and $1,074,000 for the three-month and nine-month periods ended September 30, 2000 compared to $410,000 and $1,341,000 for the same periods in 1999. The effective tax rate was 18.94% and 21.08% for three-month and nine-month periods ended September 30, 2000 compared to 22.56% and 24.73% for the same periods in 1999. The decrease is a result of certain tax exempt investments representing a larger portion of total income.

FINANCIAL CONDITION

   LOAN AND LEASE PORTFOLIO. Patriot's primary portfolio loan products are commercial loans, small ticket commercial leases, fixed-rate and adjustable-rate mortgage loans and home equity loans and lines of credit. Patriot also offers residential construction loans and other consumer loans. At September 30, 2000 Patriot's total loan portfolio was $639,219,000, compared to a total loan portfolio of $621,978,000 at December 31, 1999. As part of an interest rate risk strategy Patriot sold approximately $50,000,000 in mortgage loans during the third quarter. The increase in the loan portfolio was primarily the result of aggressive marketing of commercial loans and leases offset by the sale of mortgages. During the Nine-Month period ended September 30, 2000, Patriot originated total loans and leases of $306,944,000, compared to total loans and leases originated of $220,582,000 for the same period in 1999. Commercial loan and lease originations for the nine-month period ended September 30, 2000 were $148,390,000 compared to $117,230,000 for the same period in 1999.

   CASH AND CASH EQUIVALENTS. Cash and cash equivalents at September 30, 2000 were $23,928,000 compared to $8,161,000 at December 31, 1999. The increase in cash balances is associated with timing differences in borrowing activity and investment prepayments.

   INVESTMENT AND MORTGAGE-BACKED SECURITIES. Investment securities consist primarily of U.S. agency securities, mortgage-backed securities which are generally insured or guaranteed by either FHLMC, FNMA or the GNMA and collateralized mortgage obligations.

   Total investment and mortgage-backed securities at September 30, 2000 were $400,192,000 compared to $435,381,000 at December 31, 1999. The decrease in investment and mortgage-backed securities is primarily due to normal investment amortization.

   OTHER ASSETS. Premises and equipment at September 30, 2000 was $8,775,000 compared to $11,376,000 at December 31, 1999. The decrease in premises and equipment is primarily associated with normal depreciation coupled with the sale of a closed branch office and the corporate headquarters building acquired from First Lehigh. Accrued interest receivable at September 30, 2000 was $4,913,000 compared to $4,845,000 at December 31, 1999. Real estate owned at September 30, 2000 was $72,000 compared to $193,000 at December 31, 1999. Bank owned life insurance policy with a cash surrender value at September 30, 2000 of $16,295,000 compared to $15,700,000 at December 31, 1999. Goodwill at September 30, 2000 was $13,616,000 compared to $14,189,000 at December 31, 1999. Other assets at September 30, 2000 were $9,148,000 compared to $12,648,000 at December 31, 1999.

   DEPOSITS. Deposits are primarily attracted from within Patriot's market area through the offering of various deposit instruments, including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Patriot also attracts jumbo certificates of deposit.

   Total deposits at September 30, 2000 were $641,822,000 compared to $502,002,000 at December 31, 1999. The increase in balance is primarily attributed to growth in Patriot's Jumbo CD program.

   BORROWINGS. Patriot utilizes borrowings as a source of funds for its asset growth and its asset/liability management. Patriot is eligible to obtain advances from the FHLB upon the security of the FHLB common stock it owns and certain of its residential mortgages and mortgage-backed securities, provided certain standards related to creditworthiness have been met. Patriot may also utilize repurchase agreements to meet its liquidity needs. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. Total borrowings at September 30, 2000 were $434,659,000 compared to $568,795,000 at December 31, 1999. The decrease is primarily associated with funding being provided by growth in deposits.

STOCKHOLDERS' EQUITY. Total stockholders' equity was $52,684,000 at September 30, 2000 compared to $49,768,000 at December 31, 1999. The increase in balance is primarily due to earnings offset by dividends to shareholders' and decreases in accumulated other comprehensive income.

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

   During the nine-month period ended September 30, 2000, significant liquidity was provided by growth in deposits and maturities of investment and mortgage-backed securities. The funds provided by these activities were invested in new loans and the repayment of borrowings.

         At September 30, 2000, Patriot had outstanding loan commitments of $61,529,000. Patriot anticipates that it will have sufficient funds available to meet its loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from September 30, 2000 totaled $284,565,000. Based upon historical experience, Patriot expects that substantially all of the maturing certificates of deposit will be retained at maturity.

         Capital Resources. FDIC regulations currently require companies to maintain a minimum leverage capital ratio of not less than 3% of tier 1 capital to total adjusted assets and not less than 4% of risk-adjusted assets, and a minimum risk-based capital ratio (based upon credit risk) of not less than 8%. The FDIC requires a minimum leverage capital requirement of 3% for institutions rated composite 1 under the CAMEL rating system. For all other institutions, the minimum leverage capital requirement is 3% plus at least an additional 1% to 2%, (100 to 200) basis points. At December 31, 1999, Patriot Bank's and Patriot Bank Corp.'s capital ratios exceeded all requirements to be considered well capitalized. The following table sets forth the capital ratios of Patriot Bank Corp., Patriot Bank and the current regulatory requirements at September 30, 2000:

                                                                           To Be                  To Be

                                                    Actual          Adequacy Capitalized    Well Capitalized
                                               ---------------      --------------------    ----------------
                                               Amount    Ratio         Amount   Ratio         Amount    Ratio
                                               ------    -----         ------   -----         ------    -----

                                                                   As of  September 30, 2000

Total  capital (to risk weighted assets)


Patriot Bank Corp.                             $69,860    10.55%        $52,989   8%         $66,232     10%
Patriot                                         69,219    10.44          53,025   8%          66,281     10%


Tier I capital (to risk-weighted assets)


Patriot Bank Corp.                              64,365     9.72%         26,493   4%          39,739      6%
Patriot                                         63,225     9.54%         26,512   4%          39,769      6%



 Tier I capital (to average assets)


Patriot Bank Corp.                              64,365     5.54%         46,441   4%          58,052      5%
Patriot                                         63,225     5.41%         46,738   4%          58,423      5%

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

   Patriot pursues several actions designed to control its level of interest rate risk. These actions include increasing the percentage of the loan portfolio consisting of short-term and adjustable-rate loans through increased originations of these loans, acquiring short-term and adjustable-rate mortgage-backed securities, and undertaking to lengthen the maturities of deposits and borrowings. At September 30, 2000, Patriot's total interest-bearing liabilities maturing or repricing within one year exceeded its total net interest-earning assets maturing or repricing in the same time period by $226,761,000 representing a one-year cumulative "gap," as defined above, as a percentage of total assets of negative 20.01%.

   The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2000, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2000, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a Three-Month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

                                                                       At September 30, 2000
                                                                       ---------------------
                                           3 Months   3 Months to  6 Months to 1 Year to    3 Years to More than
                                           or Less      6 Months    1 Year      3 Years      5 Years        5 Years      Total
                                           ---------    --------   ---------   ---------    ---------      --------    ----------
                                                                             (In thousands)
INTEREST EARNING ASSETS(1):

Interest earning deposits                  $ 21,122    $     --   $      --   $      --    $      --      $     --    $   21,122
Investment and mortgage-backed              130,092       9,660      21,088      28,735       69,979       140,638       400,192
securities, net (2)(5)
Loans receivable, net(3)(5)                  91,858      52,282      89,601      95,671      225,877       101,220       656,509
                                           --------    --------   ---------   ---------    ---------      --------    ----------

Total interest-earning assets               243,072      61,942     110,689     124,406      295,856       241,858     1,077,823
                                           ========    ========   =========   =========    =========      ========    ==========

Non-interest-earning assets                      --          --          --          --           --        55,625        55,625
                                           --------    --------   ---------   ---------    ---------      --------    ----------

Total assets                                243,072      61,942     110,689     124,406      295,856       297,483     1,133,448
                                           --------    --------   ---------   ---------    ---------      --------    ----------

INTEREST-BEARING LIABILITIES:

Money market and passbook savings            20,596      20,596      41,192      48,538       10,478        16,956       158,356
accounts(6)

Demand and NOW accounts (6)                   2,645       2,645       5,290      10,580       21,160        23,393        65,713
Certificates of deposit                      54,149      56,574     173,842     117,084       12,635         3,469       417,753
Borrowings                                  245,471          --      19,464      43,743       57,932       434,659
                                           --------    --------   ---------   ---------    ---------      --------    ----------
                                                                                                                          68,049

Total interest-bearing liabilities          322,861      79,815     239,788     244,251       88,016       101,750     1,076,481

Non-interest-bearing liabilities                                                                             4,283         4,283
Equity                                           --          --          --          --           --        52,684        52,684
                                           --------    --------   ---------   ---------    ---------      --------    ----------

Total liabilities and equity                322,861      79,815     239,788     244,251       88,016       158,717     1,133,448
                                           --------    --------   ---------   ---------    ---------      --------    ----------

Interest sensitivity gap(4)                $(79,789)   $(17,873)  $(129,099)  $(119,845)   $ 207,840      $ 138,766   $       --
                                           ========    ========   =========   =========    =========      =========   ==========

Cumulative interest sensitivity gap        $(79,789)   $(97,662)  $(226,761)  $(346,606)   $(138,766)     $      --
                                           ========    ========   =========   =========    =========      =========

Cumulative interest sensitivity gap as a      (7.04)%    (8.62)%    (20.01)%    (30.58)%      (12.24)%           --%
percent of total assets

Cumulative interest-earning assets as a       75.29%      75.75%     64.70%      60.91%        85.76%        100.12%
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

   Through the use of income simulation modeling Patriot has calculated an estimate of net interest income for the year through September 30, 2001, based upon the assets, liabilities and off-balance sheet financial instruments in existence at September 30, 2000. Patriot has also estimated changes to that estimated net interest income based upon immediate and sustained changes in interest rates ("rate shocks"). Rate shocks assume that all interest rates increase or decrease on the first day of the period modeled and remain at that level for the entire period. The following table reflects the estimated percentage change in estimated net interest income for the period ending September 30, 2000.

          Rate shock to interest rates                   % change
          ----------------------------------             --------
                     +2%                                  (6.29%)
                     +1%                                  (3.65%)
                     -1%                                   3.64%
                     -2%                                   7.53%

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


                                                   PATRIOT BANK CORP.
                                          --------------------------------------
                                                      (Registrant)




Date     November 13, 2000
     --------------------------           --------------------------------------
                                                     Richard A. Elko
                                          President and Chief Executive Officer



Date     November 13, 2000
     --------------------------           -------------------------------------
                                                    James G. Blume
                                               Executive Vice President and
                                                Chief Financial Officer