Form 10-K
period 2000-12-31
PATRIOT BANK CORP
filed 2001-03-29
CIK 1000235

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                          COMMISSION FILE NO.: 0-26744

                               PATRIOT BANK CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    PENNSYLVANIA                        23-2820537
           (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)             IDENTIFICATION
                                                           NO.)

  HIGH AND HANOVER STREETS, POTTSTOWN, PENNSYLVANIA        19464
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (610) 323-1500
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           COMMON STOCK, NO PAR VALUE
                                (TITLE OF CLASS)

     The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $49,614,210 and is based upon the last sales price of $8 per share as quoted on The Nasdaq Stock Market for March 12, 2001.

     As of March 12, 2001, the Registrant had 6,201,776 shares outstanding (excluding treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................    8
Item 4.   Submission of Matters to a Vote of Security Holders.........    8
Item 4A.  Executive Officers of the Registrant........................    9

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    9
Item 6.   Selected Financial Data.....................................   10
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   13
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   33
Item 8.   Financial Statements and Supplementary Data.................   34
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   63

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   63
Item 11.  Executive Compensation......................................   63
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   63
Item 13.  Certain Relationships and Related Transactions..............   63

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   63

SIGNATURES............................................................   63

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

     The Bank was originally chartered in 1938. In 1991, the Bank's predecessor converted from a federally-chartered mutual savings bank to a Pennsylvania-chartered mutual savings bank and changed its name to Patriot Savings Bank. In August 1995, the Bank converted from a Pennsylvania-chartered mutual savings bank to a federally-chartered mutual savings bank. On December 1, 1995, the Company acquired the Bank as part of the Bank's conversion from a mutual to stock form of ownership (the "Conversion"). In connection with the Conversion, the Bank changed its name to Patriot Bank. On May 23, 1997, the Bank converted to a Pennsylvania-chartered commercial bank. The Bank conducts business through its network of 18 community banking offices located in Montgomery, Berks, Lehigh, Northampton and Chester Counties, Pennsylvania. As a result of its acquisition of First Lehigh Bank, certain of the Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") and certain of its deposits are insured by the Bank Insurance Fund ("BIF") administered by the FDIC. At December 31, 2000, the Bank had total assets of $1,123 million, deposits of $653 million and stockholder's equity of $70 million.

     The Bank is a community-oriented financial services provider whose business primarily consists of attracting deposits from the general public and small businesses and originating commercial loans and leases, consumer loans, and mortgage loans in the Bank's market area. In addition to its lending activities, the Bank also invests in investment and mortgage-backed securities. The Bank uses advances from the Federal Home Loan Bank of Pittsburgh ("FHLB") and repurchase agreements as sources of funds.

     The Bank's revenues are derived principally from interest on loans and leases, interest on investment and mortgage-backed securities and other fees and service charges. The Bank's primary sources of funds are deposits, FHLB advances, repurchase agreements, interest on loans and investment and mortgage-backed securities and principal repayments on loans and leases, and investment and mortgage-backed securities.

     PIC is a Delaware investment corporation that was incorporated by the Company on September 10, 1996. Its primary business consists of maintaining an investment portfolio. At December 31, 2000, PIC had total assets of $1.1 million and stockholder's equity of $1.1 million.

MARKET AREA AND COMPETITION

     The Company is located approximately 45 miles northwest of Philadelphia, Pennsylvania and its market consists primarily of Montgomery, Berks, Lehigh, Northampton, and Chester counties, Pennsylvania. The segment of the markets served by the Company is primarily industrially oriented and demographically is comprised of middle income and upper income households.

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

SUBSIDIARY ACTIVITIES

     The Company has two wholly-owned subsidiaries: The Bank and PIC. The Bank has three wholly-owned subsidiaries: Marathon Management Company, Inc. ("Marathon"), Patriot Investments and Insurance Company ("PIIC"), and Patriot Commercial Leasing Co., Inc. ("PCLC"). Marathon provides title insurance services through a joint venture partnership. At December 31, 2000, Marathon had total assets of $228,000. PIIC markets certain nondeposit investment products. At December 31, 2000, PIIC had total assets of $407,000. PCLC is a commercial leasing company. At December 31, 2000, PCLC had total assets of $68.0 million.

PERSONNEL

     As of December 31, 2000, the Bank had 211 full-time and 16 part-time employees, none of whom was covered by a collective bargaining agreement. Management believes that the Bank has good relations with its employees and there are no pending or threatened labor disputes with its employees.

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

     The new legislation creates a new category of bank holding company called a "financial holding company." In order to avail itself of the expanded financial activities permitted under the new law, a bank holding company must notify the Federal Reserve that it elects to be a financial holding company. A bank holding company can make this election if it, and all its bank subsidiaries, are well capitalized, well managed, and have at least a satisfactory Community Reinvestment Act rating, each in accordance with the definitions prescribed by the Federal Reserve and the regulators of the subsidiary banks. Once a bank holding company makes such an election, and provided that the Federal Reserve does not object to such election, the financial holding company may engage in financial activities (i.e., securities underwriting, insurance underwriting, and certain other activities that are financial in nature as determined by the Federal Reserve) by simply giving a notice to the Federal Reserve within thirty days after beginning such business or acquiring a company engaged in such business. This makes the regulatory approval process to engage in financial activities much more streamlined than it was under prior law.

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

     It is too early to tell what effect the Gramm-Leach-Bliley Act may have on the Company and the Bank. The intent and scope of the act is positive for the financial industry, and is an attempt to modernize federal banking laws and make
U. S. institutions competitive with those from other countries. While the legislation makes significant changes in U. S. banking law, such changes may not directly affect the Company's business unless it decides to avail itself of new opportunities available under the new law. The Company does not expect any of the provisions of the new Act to have a material adverse effect on its existing operations, or to significantly increase its costs.

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

     Under the FDIC prompt corrective action regulations, the FDIC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a bank is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the FDIC to meet a specific capital level. A bank generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A bank that has lower ratios of capital is categorized as "undercapitalized," "significantly under capitalized," or "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the FDIC within 45 days of the date a bank receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The FDIC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. At December 31, 2000, both the Company and the Bank were "well capitalized."

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

     While most banks do not pay deposit insurance, all institutions are assessed for payment of the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF members began on January 1, 2000. The FDIC resets the FICO assessment rate each calendar quarter. The current annual rate is $0.196 per each $1,000 of deposits. Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     LOANS TO ONE BORROWER. Applicable regulations limit the dollar amount of loans that the Bank may have outstanding to any one borrower, or group of affiliated borrowers, to 15% of the capital and surplus of the Bank. As of December 31, 2000, this limitation was equal to $10.4 million. There are exceptions from the limitation for certain secured loans, depending upon the amount and type of collateral.

     LIMITATION ON CAPITAL DISTRIBUTIONS. Dividend payments by the Bank to the Company are subject to the Pennsylvania Banking Code of 1965 and the FDI Act. Under the Pennsylvania Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FDI Act, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, the Bank would be limited to approximately $23.6 million of dividends in 2001 plus an additional amount equal to the Bank's net profit for 2001, up to the date of any such dividend declaration.

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

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board regulations require depositary institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). During fiscal 2000, the Federal Reserve Board regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $37.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $37.3 million, the reserve requirement is $1.119 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $37.3 million. The first $5.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the FDIC.

FEDERAL AND STATE TAXATION

  Federal Taxation

     GENERAL. The Company and its subsidiaries report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company. For its 2000 taxable year, the Company is subject to a maximum federal income tax rate of 34%.

     BAD DEBT RESERVES. As a large commercial bank, the Bank is permitted to recognize bad debt expense based on actual chargeoffs. Prior to its conversion to a commercial bank in May 1997, the Bank was a thrift institution. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the "Code") were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the "PTI Method") or (ii) the Experience Method. The reserve for nonqualifying loans was computed using the Experience Method.

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

     The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

     CORPORATE ALTERNATIVE MINIMUM TAX. The Internal Revenue Code of 1986, as amended (the "Code") imposes a tax on a corporation's alternative minimum taxable income ("AMTI") at a rate of 20% if such alternative minimum tax ("AMT") exceeds the income tax the corporation would otherwise pay for the taxable year. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). The Bank does not typically expect to be subject to the AMT.

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

     Corporations doing business in Pennsylvania and not subject to Bank Shares Tax are subject to Pennsylvania Corporate Net Income Tax ("CNIT"). The CNIT is an annual excise tax and is measured by the Corporation's taxable income as determined under the Code. When a domestic or foreign corporation's entire business is not transacted wholly within Pennsylvania, such taxable income must allocated and apportioned to determine that portion subject to the CNIT. The CNIT rate is 9.99%. Pennsylvania also subjects corporations to the Pennsylvania Capital Stock and Foreign Franchise Tax.

     Prior to January 22, 1999, the Company was subject to the Pennsylvania CNIT and the Pennsylvania Capital Stock and Foreign Franchise Tax because it was a foreign corporation doing business in Pennsylvania. The Company's Pennsylvania CNIT was calculated on an unconsolidated basis and adjusted to reflect the appropriate allocation and apportionment requirements. After January 22, 1999, the Company became subject to the Pennsylvania Capital Stock Tax and CNIT.

ITEM 2.  PROPERTIES

     The Bank has 18 banking offices, three (3) of which are located in Montgomery County, four (4) of which are located in Berks County, five (5) of which are located in Lehigh County, four (4) of which are located in Northampton County, and two (2) of which are located in Chester County, Pennsylvania. The Bank owns 3 and leases 15 of the banking office properties.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information, including principal occupation during the past five years, relating to the principal executive officers of the Company, as of March 12, 2001, is set forth below:

     Richard A. Elko -- Age 40. Mr. Elko was elected President/CEO of the Company and the Bank in November 2000. Prior to that Mr. Elko served as Executive Vice President and Chief Financial Officer of the Company and the Bank since January 1996. Prior to his appointment at the Company and the Bank, Mr. Elko was Corporate Controller at Sovereign Bancorp, Inc.

     Joni S. Naugle -- Age 42. Ms. Naugle was elected as Executive Vice President/Chief Operating Officer of the Company and the Bank in February 2001. Prior to that, Ms. Naugle served as Chief Operating Officer of the Company and the Bank since December 1998. Prior to that, Ms. Naugle was a Senior Vice President for Marketing and Retail Sales at Sovereign Bank from 1979 to April 1998 and a consultant from April 1998 to December 1998.

     Kevin R. Pyle -- Age 34. Mr. Pyle was elected as Executive Vice President/Chief Lending Officer of the Company and the Bank in February 2001. Prior to that, Mr. Pyle served as Chief Credit Officer of the Bank since March 1996. Prior thereto he was a commercial lending officer of Berks County Bank.

     James G. Blume -- Age 35. Mr. Blume was elected as Senior Vice President/Chief Financial Officer of the Company and the Bank in February 2001. Prior to that, Mr. Blume served as Chief Financial Officer of the Company since December 1999. Prior to that, Mr. Blume served as Controller of the Company and Patriot Bank since March 1997. Prior to that Mr. Blume was the Accounting Manager of the Company and Patriot Bank. Prior to that Mr. Blume was senior staff accountant at Sovereign Bank until March 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market System under the symbol "PBIX". At March 12, 2001, the total number of holders of record of the Company's common stock was 844.

     The following table sets forth the high and low bid and asked information of the Company's common stock to the extent available as reported by NASDAQ.

                         2000                                                1999
          -----------------------------------                 -----------------------------------
               BID                 ASKED                           BID                 ASKED
          --------------       --------------                 --------------       --------------
QTR       HIGH       LOW       HIGH       LOW       QTR       HIGH       LOW       HIGH       LOW
---       ----       ---       ----       ---       ---       ----       ---       ----       ---
1st        15 1/16    8 3/8     15 3/16    8 11/16  1st        13         9 3/8     13 1/8     9 1/2
2nd        13 1/4     6 5/8     13 3/8     6 15/16  2nd        15 3/8     9 1/4      9 1/2     9 3/8
3rd         7 1/4     6 1/2      7 5/8     6 5/8    3rd        10 5/8     9 1/8      9 7/8     9 3/8
4th         6 7/8     5 13/16    7         5 15/16  4th        10 7/8     8 1/8     11         8 3/16

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

DIVIDEND INFORMATION.

     Dividends on the Company's Common Stock are generally payable in February, May, August and November.

     Set forth below are the cash dividends paid by the Company during 2000 and 1999. Such dividends have been adjusted to reflect all stock dividends paid during such years.

                                                               2000      1999
                                                              ------    ------
First Quarter...............................................  $.0875    $.0775
Second Quarter..............................................  $.0900    $.0800
Third Quarter...............................................  $.0925    $.0825
Fourth Quarter..............................................  $.0925    $.0850

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

                                                         AT DECEMBER 31,
                                   ------------------------------------------------------------
                                      2000          1999         1998        1997        1996
                                   ----------    ----------    --------    --------    --------
                                                          (IN THOUSANDS)
SELECTED FINANCIAL CONDITION
  DATA:
Total assets.....................  $1,124,905    $1,129,443    $980,761    $852,083    $529,165
Investment and mortgage-backed
  securities available for
  sale...........................      84,889        87,334     386,380     343,125     159,148
Investment and mortgage-backed
  securities held to maturity....     302,489       348,047      29,639      62,516      72,710
Loans held for sale..............       8,564         4,972       5,576       4,095          --
Loans and leases receivable......     656,479       628,060     509,080     422,209     280,184
Allowance for credit losses......      (5,839)       (6,082)     (4,087)     (2,512)     (1,830)
Deposits.........................     651,958       502,002     377,796     289,528     239,514
Borrowings.......................     416,837       568,795     549,321     508,884     231,595
Stockholders' equity.............      51,800        49,768      42,260      46,533      53,117

                                                   FOR THE YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------
                                        2000        1999        1998        1997        1996
                                       -------     -------     -------     -------     -------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED OPERATING DATA:
Interest income......................  $84,143     $75,544     $63,107     $50,249     $29,594
Interest expense.....................   61,471      51,510      46,236      35,807      17,502
                                       -------     -------     -------     -------     -------
Net interest income before provision
  for credit losses..................   22,672      24,034      16,871      14,442      12,092
Provision for credit losses..........    1,125       1,200       1,200         915         305
                                       -------     -------     -------     -------     -------
Net interest income after provision
  for credit losses..................   21,547      22,834      15,671      13,527      11,787
Non-interest income..................    7,124       5,945       3,873       2,330         637
Non-interest expense.................   26,844      26,402      14,267      11,158       9,198
                                       -------     -------     -------     -------     -------
Income before income taxes...........    1,827       2,377       5,277       4,699       3,226
Income taxes.........................     (182)        177       1,222       1,326       1,251
                                       -------     -------     -------     -------     -------
Net income...........................  $ 2,009     $ 2,200     $ 4,055     $ 3,373     $ 1,975
                                       =======     =======     =======     =======     =======
Diluted earnings per share...........  $  0.34     $  0.37     $  0.78     $  0.59     $  0.31
                                       =======     =======     =======     =======     =======

                                                   FOR THE YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------
                                        2000        1999        1998        1997        1996
                                       -------     -------     -------     -------     -------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income before non-recurring
  charges(1).........................  $ 5,233     $ 5,549                             $ 2,811
                                       =======     =======                             =======
Diluted earnings per share before
  non-recurring charges(1)...........  $  0.89     $  0.94                             $  0.44
                                       =======     =======                             =======
Cash earnings per share before non-
  recurring charges(1)(8)............  $  1.17     $  1.20     $  0.92     $  0.71     $  0.50
                                       =======     =======     =======     =======     =======
                                                           AT DECEMBER 31,
                                       -------------------------------------------------------
                                        2000        1999        1998        1997        1996
                                       -------     -------     -------     -------     -------
PERFORMANCE RATIOS(2):
Return on average assets.............     0.17%       0.20%       0.45%       0.49%       0.48%
Return on average assets before non-
  recurring charge(1)................     0.45        0.51          --          --        0.68
Return on average equity.............     3.94        4.00        8.72        7.22        3.71
Return on average equity before non-
  recurring charge(1)................    10.30       10.10          --          --        5.28
Cash return on average equity(1).....    18.66       12.95       10.27        8.63        6.02
Average interest rate spread(3)......     2.13        2.32        1.98        2.10        2.95
Net interest margin(4)...............     2.25        2.44        2.01        2.14        3.01
Average interest-earning assets to
  average interest bearing
  liabilities........................    99.09      100.39      103.72      104.85      113.69
Total non-interest expense to average
  assets before non-recurring
  charge(2)..........................     2.32        2.41        1.58        1.56        1.93
Dividend payout ratio................   105.70       86.02       35.91       40.31       45.91
REGULATORY CAPITAL RATIOS(5):
Tier 1 capital to average
  assets(7)..........................     5.48%       5.45%       5.37%       7.90%       9.97%
Tier 1 capital to risk-adjusted
  assets(6)..........................     9.45        9.39       10.00       12.92       20.28
Total risk adjusted capital to
  risk-adjusted assets(6)............    10.41       10.46       12.46       14.54       20.98
ASSET QUALITY RATIOS(7):
Non-performing assets as a percent of
  total assets.......................     0.35%       0.15%       0.11%       0.15%       0.12%
Non-performing loans as a percent of
  loans receivable...................     0.59        0.24        0.21        0.26        0.20
Allowance for credit losses as a
  percent of loans receivable........     0.88        0.96        0.79        0.59        0.65
Allowance for credit losses as a
  percent of non-performing assets...   147.82      354.04      362.63      225.90      321.94

---------------
 (1) In 1996, a non-recurring after-tax charge of $836,000 was recorded, representing the special deposit insurance assessment levied against all SAIF member financial institutions by the FDIC to recapitalize its SAIF fund. In 1999, a non-recurring after-tax charge of $ 3,349,000 was recorded in connection with an internet initiative. In 2000, non-recurring after-tax charges of $3,224,000 were recorded including $1,453,000 in connection with restructuring of operations, $986,000 of expenses incurred by the restructured operations and $785,000 in connection with the resignation of Patriot's former President and CEO.

 (2) All ratios are based on average monthly balances during the indicated periods. Return on average assets and return on average equity are calculated before the cumulative effect of change in method of accounting for income taxes.

 (3) The average interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities and equity.

 (4) The net interest margin represents tax-equivalent net interest income as a percent of average interest-earning assets.

 (5) For definitions and further information relating to regulatory capital requirements, see footnote 18 of the consolidated financial statements.

 (6) Regulatory capital ratios for 1996 are calculated under OTS guidelines. The ratios for 1997 through 2000 are calculated using Federal Reserve guidelines due to the conversion of Patriot Bank to a state chartered commercial bank in May 1997.

 (7) Non-performing assets consist of non-performing loans and real estate owned
     (REO). Non-performing loans consist of non-accrual loans, while REO consists of real estate acquired through foreclosure and real estate acquired by acceptance of a deed in lieu of foreclosure.

 (8) Cash earnings per share is calculated by the elimination of non-cash expenses such as goodwill amortization, ESOP expense, and MRP expense

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

     Patriot's financial results include the following significant events:

          CAPITAL TRANSACTIONS. Patriot became a publicly owned company on December 1, 1995, when it issued 3,769,125 shares of common stock and raised net proceeds of $36,652,000. On September 22, 1997, and November 21, 1996, Patriot paid special 20% stock dividends. On May 14, 1998, Patriot distributed a 25% stock split. For comparative purposes, per share amounts, as presented herein, have been adjusted to reflect the stock split/dividends. During 1996, 1997, 1998 and 1999 Patriot repurchased 338,000, 1,246,000, 538,000 and 377,000 shares of its common stock at a cost of $6,892,000, $13,554,000, $2,517,000 and $4,808,000, respectively.
     Patriot did not repurchase any shares of its common stock in 2000.

          RESIGNATION. On November 3, 2000, Patriot's former CEO resigned. Patriot satisfied a contractual obligation related to the former CEO, which resulted in a non-recurring, after-tax charge of $785,000.

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

          LEASING ACQUISITION. On November 6, 1998, Patriot completed its acquisition of Keystone Financial Leasing Company (KFL). KFL was a small-ticket commercial leasing company which had total assets of $43,327,000 including lease receivables of $42,764,000 at the date of acquisition. KFL was purchased for $6,258,000 in cash plus contingent consideration based upon future revenues of KFL. The acquisition was accounted for as a purchase. Goodwill arising from the transaction totaled $2,267,000 and is being amortized over 15 years.

          RETIREMENT. Effective June 30, 1998, Patriot's former chairman retired. Patriot satisfied its contractual obligation related to the former chairman, which resulted in a non-recurring, after-tax charge of $634,000.

      RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

     SUMMARY. For the year ended December 31, 2000, Patriot reported net income of $2,009,000 or $.34 diluted earnings per share. Included in the year 2000 earnings are non-recurring, after-tax charges totaling $3,224,000 ($785,000 related to the resignation of Patriot's CEO, a one time restructuring charge of $1,453,000 and non-recurring expenses of $986,000). Core earnings excluding these non-recurring charges were $5,233,000 or $.89 diluted earnings per share. For the year ended December 31, 1999, Patriot reported net income of $2,200,000 or $.37 diluted earnings per share including costs related to the launch of an internet initiative of $3,349,000 ($5,067,000 before tax). Patriot's core banking operations exclusive of that internet initiative for the year ended December 31, 1999 generated $5,549,000 or $.94 diluted earnings per share. Excluding the non-recurring charges, return on average equity was 10.30% for 2000 compared to 10.10% for 1999.

     NET INTEREST INCOME. Net interest income for 2000 was $22,672,000 compared to $24,034,000 in 1999. The yield on Patriot's interest earning assets continued it's favorable trend and increased to 7.82% for the year 2000 compared to 7.35% for 1999 in response to growth in higher yielding commercial loan and lease portfolios. The cost of Patriot's interest bearing liabilities was 5.58% for 2000 compared to 4.96% for 1999. The increase in funding costs resulted from generally higher interest rates, especially with regard to short-term funding. Much of Patriot's asset growth resulted from the origination of commercial loans and leases. Patriot's asset growth was funded through deposit growth and borrowings.

     Interest on loans was $55,531,000 for 2000 compared to $45,590,000 for 1999. The average balance of loans in 2000 was $666,171,000 with an average yield of 8.33% compared to an average balance of $571,966,000 with an average yield of 7.97% in 1999. The increase in average balance was due to increased originations of commercial loans and leases. Also, the average balance of mortgage loans was maintained at a consistent level during 2000 as most mortgage loan originations were sold; additionally, pursuant to an interest rate risk strategy Patriot sold approximately $50,000,000 in residential mortgage loans from the portfolio during the third quarter of 2000. The increase in average yield is primarily a result of commercial loans and leases representing a larger percentage of the loan portfolio.

     Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $28,190,000 for 2000 compared to $29,656,000 for 1999. The average balance of the investment portfolio was $412,712,000 with an average yield of 7.17% for 2000 compared to an average balance of $457,093,000 with an average yield of 6.78% for 1999. The decrease in average balance was primarily due to normal amortization as Patriot has allowed investment and mortgage-backed securities to runoff. The increase in average yield is primarily a result of repricings of adjustable rate securities.

     Interest on total deposits was $30,709,000 for 2000 compared to $20,565,000 for 1999. The average balance of total deposits was $596,618,000 with an average cost of 5.15% for 2000 compared to an average balance of $468,814,000 with an average cost of 4.38% for 1999. The increase in average balance was primarily the result of an increase in Patriot's brokered jumbo deposit program, coupled with aggressive marketing of core deposits (money market, checking and savings accounts). The increase in average cost was the result of the increase in jumbo deposits and market pricing on retail deposits. Total brokered jumbo deposits approximated $204,917,000 and $136,113,000 at December 31, 2000 and 1999,
respectively. The average balance of retail deposits (total deposits less brokered jumbo deposits) was $401,441,000 with an average cost of 4.36% for 2000 compared to an average balance of $359,317,000 with an average cost of 3.96% for 1999. The increase in average balance and yield was primarily the result of Patriot's brokered jumbo deposit program, offset by growth of core deposits.

     Interest on borrowings was $30,762,000 in 2000 compared to $30,945,000 in 1999. The average balance of borrowings was $504,666,000 with an average cost of 6.01% for 2000 compared to an average balance of $568,922,000 with an average cost of 5.43% for 1999. The decrease in average balance was due to less use of borrowings to fund the growth in the balance sheet. The increase in average cost was due to generally higher interest rates.

     SPREAD ANALYSIS. The following table sets forth Patriot's average balances and the yields on those balances for the years ended December 31, 2000, 1999 and 1998. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown, except where noted otherwise. The yields and costs include fees, which are considered adjustments to yields.

                                                          FOR THE YEAR ENDED DECEMBER 31,
                           ----------------------------------------------------------------------------------------------
                                        2000                             1999                            1998
                           ------------------------------   ------------------------------   ----------------------------
                            AVERAGE                YIELD/    AVERAGE                YIELD/   AVERAGE               YIELD/
                            BALANCE     INTEREST    RATE     BALANCE     INTEREST    RATE    BALANCE    INTEREST    RATE
                           ----------   --------   ------   ----------   --------   ------   --------   --------   ------
                                                                   (IN THOUSANDS)
ASSETS:
  Interest-earning
    assets:
  Interest earning
    deposits.............  $   12,330   $   422     3.42%   $   12,729   $   298     2.34%   $ 11,381   $   344     3.02%
  Investment and
    mortgage-backed
    securities(1)........     412,712    28,190     7.17       457,093    29,656     6.78     417,037    27,521     6.84
  Loans receivable,
    net(2)...............     666,171    55,531     8.33       571,966    45,590     7.97     455,167    35,242     7.74
                           ----------   -------     ----    ----------   -------     ----    --------   -------    -----
  Net interest-earning
    assets...............   1,091,213    84,143     7.82     1,041,788    75,544     7.35     883,585   $63,107     7.25
  Non-interest-earning
    assets...............      62,104        --       --        55,753        --       --      18,236        --       --
                           ----------   -------     ----    ----------   -------     ----    --------   -------    -----
  Total assets...........  $1,153,317   $84,143     7.42%   $1,097,541   $75,544     7.00%   $901,821   $63,107     7.11%
                           ==========   =======     ====    ==========   =======     ====    ========   =======    =====
LIABILITIES AND EQUITY:
  Interest-bearing
    liabilities:
  Savings deposits.......  $  199,543   $ 6,016     3.01%   $  179,774   $ 4,767     2.65%   $116,381   $ 3,488     2.99%
  Certificates of
    deposits.............     397,075    24,698     6.22       289,040    15,798     5.47     233,881    13,894     5.94
                           ----------   -------     ----    ----------   -------     ----    --------   -------    -----
  Total deposits.........     596,618    30,714     5.15       468,814    20,565     4.38     350,262    17,382     4.96
  Borrowings(3)..........     504,666    30,757     6.01       568,922    30,945     5.43     501,605    28,854     5.76
                           ----------   -------     ----    ----------   -------     ----    --------   -------    -----
  Total interest-bearing
    liabilities..........   1,101,284    61,471     5.58%    1,037,736    51,510     4.96%    851,867    46,236     5.43%
  Non-interest-bearing
    liabilities..........       1,213        --       --         4,847        --       --       3,436        --       --
                           ----------   -------     ----    ----------   -------     ----    --------   -------    -----
  Total liabilities......   1,102,497    61,471     5.58     1,042,583    51,510     4.94     855,303    46,236     5.41
  Equity.................      50,820        --       --        54,958        --       --      46,518        --       --
                           ----------   -------     ----    ----------   -------     ----    --------   -------    -----
  Total liabilities and
    equity...............  $1,153,317   $61,471     5.34%   $1,097,541   $51,510     4.69%   $901,821   $46,236     5.13%
                           ==========   =======     ====    ==========   =======     ====    ========   =======    =====
  Net interest rate
    spread(4)............                           2.08%                            2.31%                          1.98%
                                                    ====                             ====                          =====
  Net interest
    margin(5)............                           2.25                             2.44                           2.01
  Ratio of
    interest-earning
    assets to interest
    bearing
    liabilities..........      99.09%                          100.39%                        103.72%

---------------
(1) Includes securities available for sale and held to maturity and unamortized discounts and premiums.

(2) Amount is net of deferred loan and lease fees, loans in process, discounts and premiums, and allowance for loan and lease losses and includes loans held for sale and non-performing loans and leases for which the accrual of interest has been discontinued.

(3) Includes short-term, long-term and trust preferred borrowings.

(4) Net interest rate spread represents the difference between the average yield on total assets and the average cost of total liabilities and equity.

(5) Net interest margin represents the tax-equivalent net interest income divided by average interest-earning assets. The impact of the tax-equivalent calculation increased the net interest margin by .13% in 2000, .12% in 1999 and .11% in 1998 due to tax equivalent calculations.

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

                                       YEAR ENDED DECEMBER 31, 2000     YEAR ENDED DECEMBER 31, 1999
                                          COMPARED TO YEAR ENDED           COMPARED TO YEAR ENDED
                                            DECEMBER 31, 1999                DECEMBER 31, 1998
                                        INCREASE (DECREASE) DUE TO       INCREASE (DECREASE) DUE TO
                                      ------------------------------   ------------------------------
                                       VOLUME      RATE       NET       VOLUME      RATE       NET
                                      --------   --------   --------   --------   --------   --------
                                                              (IN THOUSANDS)
Interest-earning assets:
Interest-earning deposits...........  $    (9)   $   133    $   124    $    38    $   (84)   $   (46)
Investment and mortgage-backed
  securities........................   (3,160)     1,694     (1,466)     2,606       (472)     2,134
Loans...............................    7,802      2,139      9,941      9,283      1,065     10,348
                                      -------    -------    -------    -------    -------    -------
Total interest-earning assets.......    4,633      3,966      8,599     11,927        509     12,436
                                      -------    -------    -------    -------    -------    -------
Interest-bearing liabilities:
Deposits............................    7,115      3,029     10,144      4,796     (1,634)     3,162
Borrowings..........................   (3,429)     3,246       (183)     3,724     (1,612)     2,112
                                      -------    -------    -------    -------    -------    -------
Total interest-bearing
  liabilities.......................    3,686      6,275      9,961      8,520     (3,246)     5,274
                                      -------    -------    -------    -------    -------    -------
Net change in net interest income...  $   947    $(2,309)   $(1,362)   $ 3,407    $ 3,755    $ 7,162
                                      =======    =======    =======    =======    =======    =======

     PROVISION FOR CREDIT LOSSES. The provision for credit losses was $1,125,000 for 2000 compared to $1,200,000 for 1999. See "Credit Quality" for a detailed discussion of Patriot's asset quality.

     The following table sets forth the activity in the allowance for credit losses for the years indicated:

                                             AT OR FOR THE YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------
                                          2000      1999      1998      1997      1996
                                         ------    ------    ------    ------    ------
Allowance, beginning of year...........  $6,082    $4,087    $2,512    $1,830    $1,702
Charge-offs:
  Residential..........................     102       249       114        17        13
  Commercial...........................   1,111       573       253        --        98
  Home equity and consumer.............     268       243       145       259        66
                                         ------    ------    ------    ------    ------
          Total charge-offs............   1,481     1,065       512       276       177
                                         ------    ------    ------    ------    ------
Recoveries:
  Residential..........................      --        --        --         2        --
  Commercial...........................      98        66        --        31        --
  Home equity and consumer.............      15        38         9        10        --
                                         ------    ------    ------    ------    ------
          Total recoveries.............     113       104         9        43        --
                                         ------    ------    ------    ------    ------
Net charge-offs........................   1,368       961       503       233       177
Acquired allowance.....................      --     1,756       878        --        --
Provision charged to operations........   1,125     1,200     1,200       915       305
                                         ------    ------    ------    ------    ------
Allowance, end of year.................  $5,839    $6,082    $4,087    $2,512    $1,830
                                         ======    ======    ======    ======    ======
Net charge-offs to average loans.......     .21%      .17%      .11%      .07%      .08%
Allowance for credit losses as a
  percentage of year-end total loans...     .88%      .96%      .79%      .59%      .65%

     NON-INTEREST INCOME. Total non-interest income was $7,124,000 for 2000 compared to $5,945,000 for 1999. The increase was primarily due to an increased emphasis on recurring non-interest income including loan and deposit fees, ATM fees and mortgage banking activities.

     NON-INTEREST EXPENSE. Total non-interest expense was $26,844,000 for 2000 compared to $26,402,000 for 1999. Non-interest expense in 2000 included $785,000 related to the resignation of Patriot's CEO a one time restructuring charge of $1,453,000 and non-recurring expenses of $986,000 related to the restructuring of Patriot's mortgage company and call center. Non-interest expense in 1999 included $5,067,000 in costs incurred related to the launch of an internet initiative. The increase in recurring non-interest expense reflects growth in Patriot's operations. Patriot's efficiency ratio was 73.70% in 2000 compared to 71.17% in 1999 exclusive of the non-recurring charges in each year.

     INCOME TAX PROVISION. The income tax provision was $(182,000) for 2000 compared to $177,000 for 1999. The effective tax rate was (9.96)% for 2000 compared to 7.44% for 1999. The decrease in the effective tax rate is the result of the tax impact of the non-recurring costs in 2000 resulting in an increase in Patriot's proportion of tax exempt income to net income. Patriot's tax exempt income results from tax planning strategies, which include investments in tax-exempt securities. Excluding the non-recurring costs in 2000 and 1999, Patriot's effective tax rate was 22.03% and 25.53% for 2000 and 1999, respectively.

                              FINANCIAL CONDITION

     LOAN PORTFOLIO. Patriot's primary loan products are commercial loans and leases, home equity loans on existing owner-occupied residential real estate, and fixed-rate and adjustable-rate mortgage loans. Patriot also offers residential construction loans and other consumer loans.

     COMMERCIAL. Patriot originates commercial loans with an emphasis on small businesses, professionals and entrepreneurs within Patriot's local markets. Most of Patriot's commercial loan relationships have exposure of $500,000 or less. Commercial loans are generally secured by real estate and personal guarantees. Patriot also originates small-ticket commercial leases to businesses located in Pennsylvania and other contiguous states. The leases are considered financing leases for financial accounting purposes.

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

     At December 31, 2000, Patriot's total loan portfolio was $656,479,000 compared to a total loan portfolio of $628,060,000 at December 31, 1999. The increase in the loan portfolio was primarily the result of an emphasis placed on commercial lending and leasing relationships. Pursuant to an interest rate risk strategy, Patriot sold approximately $50,000,000 in residential mortgage loans from the portfolio during the third quarter of 2000.

     The following table sets forth the composition of Patriot's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated:

                                                                AT DECEMBER 31,
                                        ---------------------------------------------------------------
                                               2000                  1999                  1998
                                        -------------------   -------------------   -------------------
                                                   PERCENT               PERCENT               PERCENT
                                         AMOUNT    OF TOTAL    AMOUNT    OF TOTAL    AMOUNT    OF TOTAL
                                        --------   --------   --------   --------   --------   --------
                                                                (IN THOUSANDS)
Mortgage Portfolio:
  Residential mortgages...............  $253,213     38.53%   $293,852     47.25%   $300,232     58.73%
  Construction........................    10,779      1.64      10,481      1.69       5,267      1.03
Consumer Portfolio:
  Home equity.........................    64,733      9.85      69,785     11.22      64,807     12.67
  Other consumer loans................     8,553      1.30       9,081      1.46       4,336      0.85
Commercial Portfolio:
  Commercial loans....................   252,837     38.47     189,189     30.41      92,367     18.06
  Commercial leases...................    67,094     10.21      57,808      9.29      44,301      8.66
                                        --------    ------    --------    ------    --------    ------
Total loans, gross....................   657,209    100.00%    630,196    100.00%    511,310    100.00%
  Deferred loan fees..................      (730)               (2,136)               (2,230)
  Allowance for credit losses.........    (5,839)               (6,082)               (4,087)
                                        --------              --------              --------
          Total loans, net............  $650,640              $621,978              $504,993
                                        ========              ========              ========

                                                                       AT DECEMBER 31,
                                                          -----------------------------------------
                                                                 1997                  1996
                                                          -------------------   -------------------
                                                                     PERCENT               PERCENT
                                                           AMOUNT    OF TOTAL    AMOUNT    OF TOTAL
                                                          --------   --------   --------   --------
                                                                       (IN THOUSANDS)
Mortgage Portfolio:
  Residential mortgages.................................  $294,716     69.41%   $190,849     67.54%
  Construction..........................................     4,039      0.95       3,210      1.14
Consumer Portfolio:
  Home equity...........................................    75,439     17.77      72,480     25.65
  Other consumer loans..................................     3,909      0.92       2,546      0.90
Commercial Portfolio:
  Commercial loans......................................    46,166     10.87      13,491      4.77
  Commercial leases.....................................       334      0.08          --        --
                                                          --------    ------    --------    ------
Total loans, gross......................................   424,603    100.00%    282,576    100.00%
  Deferred loan fees....................................    (2,394)               (2,392)
  Allowance for credit losses                               (2,512)               (1,830)
                                                          --------              --------
          Total loans, net..............................  $419,697              $278,354
                                                          ========              ========

     The following table details Patriot's loan originations for the years indicated:

                                                      FOR THE PERIOD ENDED DECEMBER 31,
                                                     -----------------------------------
                                                       2000         1999         1998
                                                     ---------    ---------    ---------
                                                               (IN THOUSANDS)
Mortgage...........................................  $188,391     $113,928     $ 98,067
Consumer...........................................    24,925       30,149       25,428
Commercial.........................................   140,095      132,364       67,204
Commercial Leases..................................    55,147       40,147        6,202
                                                     --------     --------     --------
          Total Originations.......................  $408,558     $316,588     $196,901
                                                     ========     ========     ========

     LOAN MATURITY. The following table sets forth the maturity schedule for Patriot's loan portfolio (excluding residential mortgages and consumer loans):

                                                 AMOUNTS AT DECEMBER 31, 2000, MATURING
                                           ---------------------------------------------------
                                                          AFTER ONE
                                             IN ONE          YEAR
                                             YEAR OR       THROUGH      AFTER FIVE
                                              LESS        FIVE YEARS      YEARS        TOTAL
                                           -----------    ----------    ----------    --------
                                                             (IN THOUSANDS)
Loan Maturity Schedule:
Commercial loans.........................   $ 68,301       $157,867      $13,052      $239,220
Commercial leases........................     22,801         43,608          685        67,094
Residential construction loans...........     10,779             --           --        10,779
Other construction loans.................     10,050          2,446        1,121        13,617
                                            --------       --------      -------      --------
          Total..........................   $111,931       $203,921      $14,858      $330,710
                                            ========       ========      =======      ========
Fixed rates..............................   $ 75,783       $190,927      $13,656      $280,366
Adjustable rates.........................     36,148         12,994        1,202        50,344
                                            --------       --------      -------      --------
          Total..........................   $111,931       $203,921      $14,858      $330,710
                                            ========       ========      =======      ========

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

     At December 31, 2000, non-performing assets were $3,950,000 or 0.35% of total assets compared to $1,718,000 or .15% of total assets at December 31, 1999. Although the ratio of non-performing assets to total assets has grown during the past year, Patriot continues to perform favorably at levels well below national peer group statistics. Patriot controls its level of non-performing assets by quickly identifying problem assets and resolving them in an expedient manner. At December 31, 2000, Patriot had no restructured loans within the meaning of SFAS No. 15 and no potential problem loans within the meaning of the Securities and Exchange Commission Guide 3.

     The following table sets forth information regarding non-performing assets:

                                                       AT DECEMBER 31,
                                       -----------------------------------------------
                                        2000      1999      1998      1997      1996
                                       ------    ------    ------    ------    -------
                                                       (IN THOUSANDS)
Non-accrual loans:
Residential mortgages................  $1,142    $  591    $  494    $  524    $   411
Commercial...........................   1,593       189       159       128          6
Commercial leases....................     502        56        75        --         --
Home equity and consumer.............     255       373       212       125        151
                                       ------    ------    ------    ------    -------
Total non-accrual loans greater than
  90 days............................   3,492     1,209       940       777        568
                                       ------    ------    ------    ------    -------
Commercial...........................     208        --        --        --         --
Residential mortgages................     166       242        98       328         --
Home equity and consumer.............      22        74        31         7         --
                                       ------    ------    ------    ------    -------
Total non-accrual loans less than 90
  days...............................     396       316       129       335         --
                                       ------    ------    ------    ------    -------
Total non-performing loans...........   3,888     1,525     1,069     1,112        568
REO..................................      62       193        58       162         74
                                       ------    ------    ------    ------    -------
Total non-performing assets..........  $3,950    $1,718    $1,127    $1,274    $   642
                                       ======    ======    ======    ======    =======
Allowance for credit losses as a
  percent of loans receivable........     .88%      .96%      .79%      .59%       .65%
Allowance for credit losses as a
  percent of total non-performing
  assets.............................  147.82    354.02    362.63    225.90     321.94
Non-performing loans as a percent of
  total loans receivable.............     .59       .24       .21       .26        .20
Non-performing assets as a percent of
  total assets.......................     .35       .15       .11       .15        .12

     ALLOWANCE FOR CREDIT LOSSES. Patriot's total loans consist of four distinct portfolios. Mortgage loans comprise 40.39% of total loans. The mortgage loan portfolio is mature as Patriot has been in the mortgage lending business for many years. Consumer loans comprise 11.15% of total loans and consists mostly of home equity loans and home equity lines of credit. The consumer loan portfolio is also mature as Patriot has been in this business for many years as well. The level of reserves allocated to mortgage and consumer lending have been consistently based on extensive historical data regarding, among other things, delinquencies, charge-offs and recoveries. Commercial loans comprise 38.25% of total loans. Patriot entered the commercial lending business in 1996. Commercial leases comprise 10.21% of total loans. Patriot entered the commercial leasing business in 1998. Since entering the commercial loan and lease businesses, Patriot has maintained reserves for these portfolios at the high end of the acceptable range as determined by management due in part to limited historical data regarding delinquencies, charge-offs and recoveries. As the commercial loan and lease portfolios have matured, Patriot has analyzed recent historical data regarding delinquencies, charge-offs and recoveries to determine the appropriate level of reserves. In 2000, Patriot determined that its asset quality statistics were better than originally anticipated and better than most peer institutions. This determination allowed Patriot to maintain its reserves for commercial loans and leases at levels closer to the midpoint of the acceptable range. In 1999, Patriot acquired First Lehigh Corp which resulted in an increase in the overall allowance as a percentage of total loans as necessitated by First Lehigh's historical asset quality statistics and underwriting standards. Also the First Lehigh acquisition inflated the reserve as a percentage of total loans. As the First Lehigh loan portfolio has matured the reserve as a percentage of total loans has returned to historical levels, Patriot's percentage of loan loss reserves to total loans decreased from .96% in 1999 to .88% in 2000.

     During 2000 Patriot's loan and lease portfolio grew from $628,060,000 at December 31, 1999, to $656,479,000. Almost all of this growth was in Patriot's commercial loan and lease portfolio. Based on the aforementioned criteria, management deemed it appropriate to add $1,125,000 to Patriot's allowance to adequately address the risk inherent in Patriot's portfolio. Patriot believes that although non-performing asset ratios have trended upward during 2000, the allowance provided appropriate coverage of credit losses at December 31, 2000.

     The following table sets forth management's allocation of the allowance for credit losses at the dates indicated:

                                                                        AT DECEMBER 31,
                             ------------------------------------------------------------------------------------------------------
                                           2000                               1999                               1998
                             --------------------------------   --------------------------------   --------------------------------
                                                   PERCENT OF                         PERCENT OF                         PERCENT OF
                                                    LOANS IN                           LOANS IN                           LOANS IN
                                      PERCENT OF      EACH               PERCENT OF      EACH               PERCENT OF      EACH
                                      ALLOWANCE     CATEGORY             ALLOWANCE     CATEGORY             ALLOWANCE     CATEGORY
                                       TO TOTAL     TO TOTAL              TO TOTAL     TO TOTAL              TO TOTAL     TO TOTAL
                             AMOUNT   ALLOWANCE      LOANS      AMOUNT   ALLOWANCE      LOANS      AMOUNT   ALLOWANCE      LOANS
                             ------   ----------   ----------   ------   ----------   ----------   ------   ----------   ----------
                                                                         (IN THOUSANDS)
Residential mortgages......  $ 903       15.47%       40.39%    $1,509      24.81%       48.52%    $1,273      31.15%       59.76%
Commercial loans and
  leases...................  4,312       73.84        48.46     3,605       59.27        39.02     2,131       52.13        26.72
Home equity and consumer...    624       10.69        11.15       968       15.92        12.46       683       16.72        13.52
                             ------     ------       ------     ------     ------       ------     ------     ------       ------
Total valuation
  allowances...............  $5,839     100.00%      100.00%    $6,082     100.00%      100.00%    $4,087     100.00%      100.00%
                             ======     ======       ======     ======     ======       ======     ======     ======       ======

                                                                                     AT DECEMBER 31,
                                                           -------------------------------------------------------------------
                                                                         1997                               1996
                                                           --------------------------------   --------------------------------
                                                                                 PERCENT OF                         PERCENT OF
                                                                                  LOANS IN                           LOANS IN
                                                                    PERCENT OF      EACH               PERCENT OF      EACH
                                                                    ALLOWANCE     CATEGORY             ALLOWANCE     CATEGORY
                                                                     TO TOTAL     TO TOTAL              TO TOTAL     TO TOTAL
                                                           AMOUNT   ALLOWANCE      LOANS      AMOUNT   ALLOWANCE      LOANS
                                                           ------   ----------   ----------   ------   ----------   ----------
                                                                                     (IN THOUSANDS)
Residential mortgages....................................  $1,253      49.88%       72.24%    $ 895       48.87%       69.27%
Commercial loans and leases..............................    629       25.04         8.70       261       14.28         4.18
Home equity and consumer.................................    630       25.08        19.06       674       36.85        26.55
                                                           ------     ------       ------     ------     ------       ------
Total valuation allowances...............................  $2,512     100.00%      100.00%    $1,830     100.00%      100.00%
                                                           ======     ======       ======     ======     ======       ======

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents at December 31, 2000, were $27,076,000 compared to $8,161,000 at December 31, 1999. The increase in cash and cash equivalents was temporary and primarily due to timing differences related to the repayment of borrowed funds.

     SECURITIES. Investment securities consist of US Treasury and government agency securities, corporate debt and equity securities. Mortgage-backed securities consist of securities generally insured by either the FHLMC, FNMA or the Government National Mortgage Association (GNMA). Collateralized mortgage obligations consist of securities issued by the FHLMC, FNMA or private issuers.

     Total investment and mortgage-backed securities at December 31, 2000, were $387,378,000 compared to $435,381,000 at December 31, 1999. The decrease in investment and mortgage-backed securities was primarily due to normal amortization. During 1999 Patriot transferred $366,628,000 in investment securities, principally consisting of agency, mortgage-backed and CMO securities, from an available for sale classification to held to maturity to reflect Patriot's intentions to hold the securities to maturity. The transaction recorded an unrealized loss on the transferred securities of $4,758,000 net of tax, which continues to be reported as a component of accumulated other comprehensive income (loss) and is being amortized over the remaining lives of those securities.

     The following table sets forth certain information regarding the amortized cost and market value of investment and mortgage-backed securities at the dates indicated:

                                                      AT DECEMBER 31,
                             ------------------------------------------------------------------
                                     2000                   1999                   1998
                             --------------------   --------------------   --------------------
                             AMORTIZED    MARKET    AMORTIZED    MARKET    AMORTIZED    MARKET
                               COST       VALUE       COST       VALUE       COST       VALUE
                             ---------   --------   ---------   --------   ---------   --------
                                                       (IN THOUSANDS)
AVAILABLE FOR SALE:
  Investment securities:
     US Treasury and
       government agency
       securities..........  $     --    $     --   $     --    $     --   $ 40,568    $ 40,699
     Corporate
       securities..........    17,084      15,107     17,361      16,663     19,102      20,715
     Equity securities.....    67,877      69,162     72,106      70,671     60,823      63,979
  Mortgage-backed
     securities:
     FHLMC.................       613         620         --          --      6,122       6,157
     FNMA..................        --          --         --          --     43,554      43,470
     GNMA..................        --          --         --          --      7,114       7,206
  Collateralized mortgage
     obligations:
     FHLMC.................        --          --         --          --    104,751     106,256
     FNMA..................        --          --         --          --     89,855      89,294
     Other.................        --          --         --          --      8,560       8,604
                             --------    --------   --------    --------   --------    --------
          Total investment
            and
            mortgage-backed
            securities
            available
            for sale.......  $ 85,574    $ 84,889   $ 89,467    $ 87,334   $380,449    $386,380
                             ========    ========   ========    ========   ========    ========
HELD TO MATURITY:
  Investment securities:
     US Treasury and
       government agency
       securities..........  $ 76,545    $ 73,558   $ 74,246    $ 66,791   $    900    $    908
     Corporate
       securities..........     1,001       1,000      1,501       1,500      1,502       1,560
  Mortgage-backed
     securities:
     FHLMC.................     3,446       3,426      4,272       4,292         --          --
     FNMA..................    48,462      49,884     54,809      51,673         --          --
     GNMA..................     3,573       3,528      4,528       4,569         --          --
  Collateralized mortgage
     obligations:
     FHLMC.................    90,920      89,922    114,178     110,809      1,176       1,190
     FNMA..................    70,043      69,767     82,489      79,215      7,509       7,517
     Other.................     6,196       6,175      9,732       9,700     18,552      18,734
     CMBS..................     2,303       2,425      2,292       2,205         --          --
                             --------    --------   --------    --------   --------    --------
          Total investment
            and
            mortgage-backed
            securities held
            to
            maturity.......  $302,489    $299,685   $348,047    $330,754   $ 29,639    $ 29,909
                             ========    ========   ========    ========   ========    ========

     The following table sets forth certain information regarding the carrying value, weighted average yield and contractual maturities of Patriot's investment and mortgage-backed securities as of December 31, 2000.

                                                                 MORE THAN ONE YEAR    MORE THAN FIVE YEARS
                                            ONE YEAR OR LESS        TO FIVE YEARS          TO TEN YEARS
                                           -------------------   -------------------   ---------------------
                                                      WEIGHTED              WEIGHTED               WEIGHTED
                                           CARRYING   AVERAGE    CARRYING   AVERAGE    CARRYING     AVERAGE
                                            VALUE      YIELD      VALUE      YIELD       VALUE       YIELD
                                           --------   --------   --------   --------   ---------   ---------
                                                                    (IN THOUSANDS)
AVAILABLE FOR SALE:
Investment securities:
  Corporate securities...................   $   --        --%    $   926      6.60%     $   287      6.11%
  Equity securities......................       --        --          --        --           --        --
                                            ------      ----     -------      ----      -------      ----
Mortgage-backed securities:
  FHLMC..................................        9      7.87          25      7.77           45      7.77
  FNMA...................................       --        --          --        --           --        --
  GNMA...................................       --        --          --        --           --        --
                                            ------      ----     -------      ----      -------      ----
          Total available for sale.......   $    9      7.87%    $   951      6.63%     $   332      6.33%
                                            ======      ====     =======      ====      =======      ====
HELD TO MATURITY:
Investment securities:
  U.S. Treasury and government
     securities..........................   $   --        --%    $ 2,998      5.62%     $10,746      6.34%
  Corporate securities...................       --        --       1,001      7.06           --        --
Mortgage-backed securities:
  FHLMC..................................      142      7.24       1,192      6.48          418      7.45
  FNMA...................................      450      6.89       4,589      6.37        8,461      6.41
  GNMA...................................      141      7.52         282      7.38          492      7.40
Collateralized mortgage obligations:
  FHLMC..................................    1,827      6.83       6,435      6.60       10,599      6.60
  FNMA...................................      915      6.63       5,082      6.48        8,590      6.48
  Other..................................      130      6.87         644      6.91        1,099      6.91
  CMBS...................................      116      7.14       1,021      7.14        1,166      7.14
                                            ------      ----     -------      ----      -------      ----
          Total held to maturity:........   $3,721      6.84%    $23,244      6.46%     $41,571      6.51%
                                            ======      ====     =======      ====      =======      ====

                                         MORE THAN TEN YEARS   NO STATED MATURITY           TOTAL
                                         -------------------   -------------------   -------------------
                                                    WEIGHTED              WEIGHTED              WEIGHTED
                                         CARRYING   AVERAGE    CARRYING   AVERAGE    CARRYING   AVERAGE
                                          VALUE      YIELD      VALUE      YIELD      VALUE      YIELD
                                         --------   --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
AVAILABLE FOR SALE:
Investment securities:
  Corporate securities.................  $ 13,894     9.04%    $    --        --%    $ 15,107     8.83%
  Equity securities....................        --       --      69,162      6.14       69,162     6.14
                                         --------     ----     -------      ----     --------     ----
Mortgage-backed securities:
  FHLMC................................       541     7.78          --        --          620     7.78
  FNMA.................................        --       --          --        --           --       --
  GNMA.................................        --       --          --        --           --       --
                                         --------     ----     -------      ----     --------     ----
          Total available for sale.....  $ 14,435     8.99%    $69,162      6.14%    $ 84,889     6.63%
                                         ========     ====     =======      ====     ========     ====
HELD TO MATURITY:
Investment securities:
  U.S. Treasury and government
     securities........................  $ 62,801     6.77%    $    --        --%    $ 76,545     6.67%
  Corporate securities.................        --                   --        --        1,001     7.06
Mortgage-backed securities:
  FHLMC................................     1,694     7.53          --        --        3,446     7.15
  FNMA.................................    34,962     6.52          --        --       48,462     6.49
  GNMA.................................     2,658     7.38          --        --        3,573     7.39
Collateralized mortgage obligations:
  FHLMC................................    72,059     6.65          --        --       90,920     6.65
  FNMA.................................    55,456     6.48          --        --       70,043     6.48
  Other................................     4,323     6.87          --        --        6,196     6.88
  CMB..................................        --       --          --        --        2,303     7.14
                                         --------     ----     -------      ----     --------     ----
          Total held to maturity:......  $233,954     6.64%    $    --        --%    $302,489     6.61%
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

     The following table represents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies and corporations) having an aggregate book value in excess of 10% of Patriot's stockholder's equity which were held at December, 31 2000:

                                                          AT DECEMBER 31, 2000
                                                      ----------------------------
ISSUER                                                CARRYING VALUE    FAIR VALUE
------                                                --------------    ----------
                                                             (IN THOUSANDS)
FHLMC Preferred Stock...............................     $44,973         $46,888
FHLB Stock..........................................     $16,609         $16,609

     OTHER ASSETS. Premises and equipment at December 31, 2000 were $7,574,000 compared to $11,376,000 at December 31, 1999. The decrease is primarily due to the sale of First Lehigh's corporate headquarters. Accrued interest receivable at December 31, 2000 was $5,125,000 compared to $4,845,000 at December 31, 1999.
The increase is associated with an overall increase in the yield of interest-earning assets. Cash surrender value life insurance at December 31, 2000 was $16,483,000 compared to $15,700,000 at December 31, 1999, this reflects normal accretion. Goodwill and other intangibles were $13,274,000 at December 31, 2000 compared to $14,189,000 at December 31, 1999, this decrease is associated with normal amortization. Other assets at December 31, 2000 were $8,729,000 compared to $12,648,000 at December 31, 1999. The decrease is primarily due to the timing of various receivables.

     DEPOSITS. Deposits are generally attracted from within Patriot's primary market area through the offering of various deposit instruments, including checking accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Patriot also solicits brokered jumbo deposits from various sources.

     Total deposits at December 31, 2000 were $651,958,000 compared to $502,002,000 at December 31, 1999. Of that increase, $60,000,000 came from certificate of deposits, $14,000,000 came from transaction-based deposit accounts. The remaining $85,000,000 of that increase came from Patriot's brokered jumbo deposit program. Patriot uses brokered jumbo deposits as an alternative to borrowings.

     The following table sets forth the distribution of average deposit accounts for the periods indicated and the weighted average yield on each category of deposit presented:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                           ------------------------------------------------------------------------------------------------
                                        2000                             1999                             1998
                           ------------------------------   ------------------------------   ------------------------------
                                      PERCENT                          PERCENT                          PERCENT
                                      OF TOTAL   WEIGHTED              OF TOTAL   WEIGHTED              OF TOTAL   WEIGHTED
                           AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE
                           BALANCE    DEPOSITS    YIELD     BALANCE    DEPOSITS    YIELD     BALANCE    DEPOSITS    YIELD
                           --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS)
Money market deposits....  $103,493     17.35%     4.84%    $ 86,152     18.37%     4.07%    $ 62,749     17.91%     4.45%
Passbook deposits........    32,907      5.52      2.45       39,654      8.46      2.47       23,772      6.79      2.42
NOW deposits.............    42,116      7.06      0.43       34,294      7.31      0.76       21,452      6.12      0.56
Demand deposits..........    21,027      3.52      0.00       19,675      4.20      0.00        8,408      2.40      0.00
Retail certificates of
  deposit................   201,899     33.84      5.71      179,542     38.30      5.27      130,858     37.37      5.78
                           --------   -------      ----     --------   -------      ----     --------   -------      ----
Total retail deposits....   401,442     67.29      4.37      359,317     76.64      3.95      247,239     70.59      4.47
Jumbo certificates of
  deposit................   195,176     32.71      6.71      109,497     23.36      5.78      103,023     29.41      6.15
                           --------   -------      ----     --------   -------      ----     --------   -------      ----
         Total
           deposits......  $596,618    100.00%     5.13%    $468,814    100.00%     4.38%    $350,262    100.00%     4.96%
                           ========   =======      ====     ========   =======      ====     ========   =======      ====

     At December 31, 2000, the Company had $233,888,000 in certificate of deposit accounts in amounts of $100,000 or more maturing as follows:

Three months or less........................................  $ 22,898
Over three through six months...............................   111,888
Over six through 12 months..................................    65,252
Over 12 months..............................................    33,850
                                                              --------
          Total.............................................  $233,888
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

     The following table presents certain information regarding borrowed funds:

                                                       AT DECEMBER 31,
                                 ------------------------------------------------------------
                                        2000                 1999                 1998
                                 ------------------   ------------------   ------------------
                                            AVERAGE              AVERAGE              AVERAGE
                                 BALANCE     RATE     BALANCE     RATE     BALANCE     RATE
                                 --------   -------   --------   -------   --------   -------
FHLB advances..................  $317,186     5.67%   $412,692     5.28%   $360,198     5.25%
Repurchase Agreements..........    80,651     6.48     137,103     5.36     170,123     5.43
Trust Preferred................    19,000    10.62      19,000    10.30      19,000    10.30
                                 --------    -----    --------    -----    --------    -----
          Total borrowings
            outstanding........  $416,837     6.06%   $568,795     5.47%   $549,321     5.48%
                                 ========    =====    ========    =====    ========    =====
Short-term (less than 1
  year)........................  $ 80,651     6.13%   $236,206     5.50%   $235,123     5.47%
Long-term (over 1 year)........   336,186     5.97     332,589     5.44     314,198     5.49
                                 --------    -----    --------    -----    --------    -----
          Total borrowings
            outstanding........  $416,837     6.06%   $568,795     5.47%   $549,321     5.48%
                                 ========    =====    ========    =====    ========    =====

     STOCKHOLDERS' EQUITY. Total stockholders' equity was $51,800,000 at December 31, 2000 compared to $49,768,000 at December 31, 1999. The increase was a result of net income, cash dividends paid and a decrease in the net unrealized loss on investment and mortgage-backed securities available for sale.

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

     During 2000, significant liquidity was provided by financing activities, particularly growth in deposits. Maturities of investment and mortgage-backed securities as well as the sale of residential mortgage loans also provided significant liquidity during 2000. The funds provided by these activities were invested in commercial loans and leases.

     At December 31, 2000, Patriot had outstanding loan commitments of $68,966,000. Patriot anticipates that it will have sufficient funds available to meet its loan commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 2000 totaled $323,201,000. Based upon historical experience, Patriot expects that substantially all of the maturing certificates of deposit will be retained at maturity.

     CAPITAL RESOURCES. FDIC regulations currently require companies to maintain a minimum leverage capital ratio of not less than 3% of tier 1 capital to total adjusted assets, a tier 1 capital ratio of not less than 4% of risk-adjusted assets, and a minimum risk-based total capital ratio (based upon credit risk) of not less than 8%. The FDIC requires a minimum leverage capital requirement of 3% for institutions rated composite 1 under the CAMEL rating system. For all other institutions, the minimum leverage capital requirement is 3% plus at least an additional 1% to 2% (100 to 200 basis points). At December 31, 2000, Patriot Bank's and Patriot Bank Corp.'s capital ratios exceeded all requirements to be considered well capitalized. The following table sets forth the capital ratios of Patriot Bank Corp., Patriot Bank and the current regulatory requirements at December 31, 2000:

                                                                              TO BE WELL
                                                                          CAPITALIZED UNDER
                                                       FOR CAPITAL        PROMPT CORRECTIVE
                                     ACTUAL         ADEQUACY PURPOSES           ACTION
                                ----------------    ------------------    ------------------
AS OF DECEMBER 31, 2000         AMOUNT     RATIO     AMOUNT     RATIO      AMOUNT     RATIO
-----------------------         -------    -----    --------    ------    --------    ------
Total capital (to risk
  weighted assets)
Patriot Bank Corp.............  $68,671    10.41%   $52,786       8%      $65,983       10%
Patriot Bank..................   67,602    10.24%    52,797       8%       65,996       10%
Tier I capital (to
  risk-weighted assets)
Patriot Bank Corp.............   62,359     9.45%    26,393       4%       39,590        6%
Patriot Bank..................   61,019     9.25%    26,399       4%       39,598        6%
Tier I capital (to average
  assets)
Patriot Bank Corp.............   62,359     5.48%    45,533       4%       56,917        5%
Patriot Bank..................   61,019     5.36%    45,533       4%       56,917        5%

     MANAGEMENT OF INTEREST RATE RISK. The principal objective of Patriot's interest rate risk management function is to evaluate the interest rate risk included in certain on and off balance sheet accounts, determine the level of risk appropriate given Patriot's business focus, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board approved guidelines. Through such management, Patriot seeks to reduce the vulnerability of its net interest income to changes in interest rates. Patriot monitors its interest rate risk as such risk relates to its operating strategies. Patriot's Board of Directors has established an Asset/Liability Committee comprised of senior management, which is responsible for reviewing its asset/liability and interest rate position and making decisions involving asset/ liability considerations. The Asset/Liability Committee meets regularly and reports trends and Patriot's interest rate risk position to the Board of Directors.

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

     Patriot pursues several actions designed to control its level of interest rate risk. These actions include increasing the percentage of the loan portfolio consisting of short-term and adjustable-rate loans through increased originations of these loans, acquiring short-term and adjustable-rate mortgage-backed securities, and undertaking to lengthen the maturities of deposits and borrowings. At December 31, 2000, Patriot's total interest-bearing liabilities maturing or repricing within one year exceeded its total net interest-earning assets maturing or repricing in the same time period by $82,268,000 representing a one-year cumulative "gap," as defined above, as a percentage of total assets of negative 7.31%.

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2000, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2000, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

                                                                 AT DECEMBER 31, 2000
                               -----------------------------------------------------------------------------------------
                                              MORE THAN     MORE THAN    MORE THAN   MORE THAN
                               3 MONTHS OR   3 MONTHS TO   6 MONTHS TO   1 YEAR TO   3 YEARS TO   MORE THAN
                                  LESS        6 MONTHS       1 YEAR       3 YEARS     5 YEARS      5 YEARS      TOTAL
                               -----------   -----------   -----------   ---------   ----------   ---------   ----------
INTEREST-EARNING ASSETS(1):
  Interest earning
    deposits.................   $ 24,166      $     --      $      --    $      --   $      --    $     --    $   24,166
  Investment and mortgage-
    backed securities,
    net(2)(5)................     73,181         7,722         15,618       20,562      50,128     220,167       387,378
  Loans receivable,
    net(3)(5)................    143,098        48,059         78,485      111,724     215,717      62,121       659,204
                                --------      --------      ---------    ---------   ---------    --------    ----------
    Total interest-earning
      assets.................    240,445        55,781         94,103      132,286     265,845     282,288     1,070,748
  Non-interest-earning
    assets...................                                                                       54,157        54,157
                                --------      --------      ---------    ---------   ---------    --------    ----------
    Total assets.............    240,445        55,781         94,103      132,286     265,845     336,445     1,124,905
INTEREST-BEARING LIABILITIES:
  Money market and passbook
    savings accounts(6)......      3,865         3,865          7,730       15,461      30,922      77,251       139,094
  Demand and NOW accounts....        887           887          1,774        3,549       7,097      50,327        64,521
  Certificate accounts.......     56,017       131,894        135,026      110,073      12,565       2,768       448,343
  Borrowings.................     80,651             0         50,001       70,000     182,037      34,148       416,837
                                --------      --------      ---------    ---------   ---------    --------    ----------
    Total interest-bearing
      liabilities............    141,420       136,646        194,531      199,083     232,621     164,494     1,068,795
  Non-interest-bearing
    liabilities..............                                                                        4,310         4,310
  Equity.....................                                                                       51,800        51,800
                                --------      --------      ---------    ---------   ---------    --------    ----------
    Total liabilities and
      equity.................   $141,420      $136,646      $ 194,531    $ 199,083   $ 232,621    $220,604    $1,124,905
                                --------      --------      ---------    ---------   ---------    --------    ----------
  Interest sensitivity
    gap(4)...................     99,025       (80,865)      (100,428)     (66,797)     33,224     115,841
  Cumulative interest
    sensitivity gap..........     99,025        18,160        (82,268)    (149,065)   (115,841)         --
  Cumulative interest
    sensitivity gap as a
    percent of total
    assets...................      8.80%         1.61%         -7.31%      -13.25%     -10.30%       0.00%
  Cumulative interest-earning
    assets as a percent of
    cumulative
    interest-bearing
    liabilities..............    170.02%       106.53%         82.59%       77.81%      87.19%     100.18%

---------------
(1) Interest-earning assets are included in the period in which the balances are expected to be repaid and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.

(2) Includes assets available for sale and held to maturity.

(3) For purposes of the gap analysis, loans receivable includes non-performing loans and is reduced for the allowance for loan losses, and unamortized discounts and deferred loan fees.

(4) Interest sensitivity gap represents the difference between total interest-earning assets and total interest-bearing liabilities.

(5) Annual prepayment rates for loans and mortgage-backed securities range from 10% to 19%.

(6) Money market savings accounts, passbook accounts and NOW accounts are assumed to have decay rates between 2% and 14% annually.

     As shown above, the bank has a negative gap (interest sensitive assets are less than interest sensitive liabilities) within the next year, which generally indicates that an increase in rates may lead to a decrease in net interest income and a decrease in rates may lead to an increase in net interest income. Although the bank is substantially liability sensitive within the next year management believes that customer behavior patterns and product pricing allow the bank to reduce interest rate risk to acceptable levels.

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

     Through the use of income simulation modeling Patriot has calculated an estimate of net interest income for the year ending December 31, 2001, based upon the assets, liabilities and off-balance sheet financial instruments in existence at December 31, 2000. Patriot has also estimated changes to that estimated net interest income based upon interest rates rising or falling in monthly increments ("rate ramps"). Rate ramps assume that all interest rates increase or decrease in monthly increments evenly throughout the period modeled. The following table reflects the estimated percentage change in estimated net interest income for the year ending December 31, 2001.

RATE RAMP TO
INTEREST RATES   % CHANGE
--------------   --------
     +2%           (3.7)%
     -2%           (2.8)%

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

                                 QUARTERLY DATA

     The following table presents selected quarterly consolidated financial data:

                                                                       THREE MONTHS ENDED
                                    -----------------------------------------------------------------------------------------
                                    DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,
                                      2000       2000        2000       2000        1999       1999        1999       1999
                                    --------   ---------   --------   ---------   --------   ---------   --------   ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total interest income.............  $20,870     $21,530    $21,249     $20,494    $19,923     $19,104    $18,556     $17,961
Total interest expense............   15,766      16,162     15,362      14,181     13,684      13,000     12,552      12,274
                                    -------     -------    -------     -------    -------     -------    -------     -------
Net interest income...............    5,104       5,368      5,887       6,313      6,239       6,104      6,004       5,687
Provision for credit losses.......      300         225        300         300        300         300        300         300
                                    -------     -------    -------     -------    -------     -------    -------     -------
Net interest income after
  provision for credit losses.....    4,804       5,143      5,587       6,013      5,939       5,804      5,704       5,387
Other income......................    1,561       2,276      1,780       1,507      1,836       1,774      1,202       1,134
Other expenses....................    9,634       5,904      5,724       5,582     10,820       5,761      5,092       4,729
                                    -------     -------    -------     -------    -------     -------    -------     -------
(Loss) income before income
  taxes...........................   (3,269)      1,515      1,643       1,938     (3,045)      1,817      1,814       1,792
Income tax provision..............   (1,256)        287        337         450     (1,165)        410        443         488
                                    -------     -------    -------     -------    -------     -------    -------     -------
Net (loss) income.................  $(2,013)    $ 1,228    $ 1,306     $ 1,488    $(1,880)    $ 1,407    $ 1,371     $ 1,304
                                    =======     =======    =======     =======    =======     =======    =======     =======
Diluted earnings per share........  $ (0.34)    $  0.21    $  0.22     $  0.25    $ (0.32)    $  0.24    $  0.23     $  0.22
Dividends per share...............  $  .092     $  .092    $  .090     $  .087    $  .085     $  .083    $  .080     $  .078
Market Prices -- High.............  $  6.88     $  7.50    $ 13.50     $ 15.00    $ 11.00     $  9.88    $  9.50     $ 13.13
                Low...............  $  5.94     $  6.50    $  6.88     $  8.50    $  8.19     $  9.37    $  9.38     $  9.50

      RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

     SUMMARY. For the year ended December 31, 1999, Patriot reported net income of $2,200,000 or $.37 diluted earnings per share including costs related to the launch of an internet initiative of $3,349,000 ($5,067,000 before tax). Patriot's core banking operations exclusive of that internet initiative for the year ended December 31, 1999 generated $5,549,000 or $.94 diluted earnings per share compared to net income of $4,055,000 or $.78 diluted earnings per share for the year ended December 31, 1998. This represents an increase in net income of 37% and an increase in diluted earnings per share of 21% from core operations. Excluding the non-recurring charge related to that internet initiative, return on average equity was 10.10% for 1999 compared to 8.72% for 1998.

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

     Interest on total deposits was $20,544,000 for 1999 compared to $17,382,000 for 1998. The average balance of total deposits was $468,814,000 with an average cost of 4.38% for 1999 compared to an average balance of $350,262,000 with an average cost of 4.96% for 1998. The increase in average balance was primarily the result of the acquisition of First Lehigh, which added $89,000,000 in deposits, $50,000,000 of which were core deposits, coupled with aggressive marketing of core deposits (money market, checking and savings accounts) and an increase in Patriot's jumbo deposit program. The decrease in average cost was the result of the increase in core deposits from the First Lehigh acquisition offset by an increase in jumbo deposits. Patriot uses jumbo deposits attracted through individuals and brokerages as an alternative to borrowings. Total brokered deposits approximated $136,113,000 and $96,163,000 at December 31, 1999 and 1998, respectively. The average balance of retail deposits (total deposits less jumbo deposits) was $359,317,000 with an average cost of 3.96% for 1999 compared to an average balance of $247,239,000 with an average cost of 4.47% for 1998. The increase in average balance and the decrease in cost of Patriot's retail deposits was the result of the First Lehigh acquisition and an increased emphasis placed on attracting core deposits and less emphasis on originating retail certificates of deposit.

     Interest on borrowings was $30,966,000 in 1999 compared to $28,854,000 in 1998. The average balance of borrowings was $568,922,000 with an average cost of 5.43% for 1999 compared to an average balance of

$501,605,000 with an average cost of 5.76% for 1998. The increase in average balance was due to the use of borrowings to fund the growth in the balance sheet. The decrease in average cost was due to generally lower interest rates.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses was $1,200,000 for 1999 and 1998. Based on continuing strong asset quality trends Patriot's management maintained the provision for 1999 and 1998.

     NON-INTEREST INCOME. Total non-interest income was $5,945,000 for 1999 compared to $3,873,000 for 1998. The increase was primarily due to an increased emphasis on recurring non-interest income including loan and deposit fees, ATM fees and mortgage banking activities. Non-interest income in 1999 included securities gains of $507,000 compared to $1,850,000 in 1998.

     NON-INTEREST EXPENSE. Total non-interest expense was $26,402,000 for 1999 compared to $14,267,000 for 1998. Non-interest expense in 1999 included $5,067,000 in costs incurred related to the launch of an internet initiative. Non-interest expense in 1998 included an infrequent charge of $961,000 related to the retirement of Patriot's former chairman. The increase in recurring non-interest expense reflects the acquisitions of First Lehigh and KFL plus growth in Patriot's operations. Patriot's efficiency ratio was 88.07% in 1999 compared to 68.77% in 1998 inclusive of the non-recurring charges in each year, exclusive of these charges the efficiency ratio was 71.17% in 1999 compared to 64.14% in 1998 which increased do to the costs incurred with the integration of the acquisitions of KFL and First Lehigh.

     INCOME TAX PROVISION. The income tax provision was $177,000 for 1999 compared to $1,222,000 for 1998. The effective tax rate was 7.44% for 1999 compared to 23.16% for 1998. The decrease in the effective tax rate is the result of the tax impact of the costs incurred amounting to $5,067,000 related to the launch of an internet initiative, resulting in an increase in Patriot's proportion of tax exempt income to net income. Patriot tax exempt income is a result of Patriot's tax planning strategies, which include investments in tax-exempt securities. Excluding the costs and related tax benefits related to the launch of an internet initiative, Patriot's effective tax rate was 25.53% for 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The discussion concerning the effects of interest rate changes on the Company's estimated net interest income for the year ending December 31, 2001 set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Management of Interest Rate Risk" in Item 7 hereof, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 MANAGEMENT'S STATEMENT ON FINANCIAL REPORTING

To Our Stockholders:

     The management of Patriot Bank Corp. (the Corporation) is responsible for the preparation, integrity, and fair presentation of its published financial statements. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts that are based on judgments and estimates of management.

     There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can only provide reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the degree of effectiveness of an internal control structure may vary over time.

     Management assessed the Corporation's internal controls over financial reporting presented in conformity with accounting principles generally accepted in the United States of America. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Corporation maintained effective internal controls over financial data, presented in accordance with accounting principles generally accepted in the United States of America for the year ended December 31, 2000.

     Management is also responsible for compliance with the federal laws and regulations concerning dividend restrictions and loans to insiders designated by the Federal Deposit Insurance Corporation as safety and soundness laws and regulations.

     The Corporation assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Patriot Bank Corp. complied, in all material respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2000.

/s/ RICHARD A. ELKO                                      /s/ JAMES G. BLUME
Richard A. Elko                                          James G. Blume
Chief Executive Officer                                  Chief Executive Officer

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Patriot Bank Corp.:

     We have audited the accompanying consolidated balance sheets of Patriot Bank Corp. and Subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
KPMG LLP

January 19, 2001

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
ASSETS
Cash and due from banks.....................................  $    2,910    $    4,919
Interest-earning deposits in other financial institutions...      24,166         3,242
                                                              ----------    ----------
          Total cash and cash equivalents...................      27,076         8,161
Securities available for sale...............................      84,889        87,334
Securities held to maturity (market value of $299,685 and
  $330,754 at December 31, 2000 and 1999, respectively).....     302,489       348,047
Loans held for sale.........................................       8,564         4,972
Loans and leases receivable, net of allowances for credit
  loss of $5,839 and 6,082 at December 31, 2000 and 1999,
  respectively..............................................     650,640       621,978
Premises and equipment, net.................................       7,574        11,376
Accrued interest receivable.................................       5,125         4,845
Real estate owned...........................................          62           193
Cash surrender value life insurance.........................      16,483        15,700
Goodwill and other intangible assets........................      13,274        14,189
Other assets................................................       8,729        12,648
                                                              ----------    ----------
          Total assets......................................  $1,124,905    $1,129,443
                                                              ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits....................................................  $  651,958    $  502,002
FHLB Advances...............................................     317,186       412,692
Securities sold under repurchase agreements.................      80,651       137,103
Advances from borrowers for taxes and insurance.............       3,893         4,761
Trust Preferred.............................................      19,000        19,000
Other liabilities...........................................         417         4,117
                                                              ----------    ----------
          Total liabilities.................................   1,073,105     1,079,675
                                                              ----------    ----------
Preferred stock, $0.01 par value, 2,000,000 shares
  authorized, none issued at December 31, 2000 and 1999,
  respectively..............................................          --            --
Common stock, no par value, 10,000,000 shares authorized,
  6,555,436 and 6,555,490 shares issued at December 31, 2000
  and 1999, respectively....................................          --            --
Additional paid-in capital..................................      58,174        58,117
Common stock acquired by ESOP, 359,934 and 385,643 shares at
  cost at December 31, 2000 and 1999, respectively..........      (1,999)       (2,141)
Common stock acquired by MRP, 57,195 and 108,794 shares at
  amortized cost at December 31, 2000 and 1999,
  respectively..............................................        (241)         (638)
Retained earnings...........................................       4,833         4,737
Treasury stock acquired, 353,660 and 369,991 shares at cost
  at December 31, 2000 and 1999, respectively...............      (4,043)       (4,172)
Accumulated other comprehensive (loss) income...............      (4,924)       (6,135)
                                                              ----------    ----------
          Total stockholders' equity........................      51,800        49,768
                                                              ----------    ----------
          Total liabilities and stockholders' equity........  $1,124,905    $1,129,443
                                                              ==========    ==========

        The accompanying notes are an integral part of these statements.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
INTEREST INCOME
  Interest-earning deposits.................................  $   422    $   298    $   344
  Securities................................................   28,190     29,656     27,521
  Loans and leases..........................................   55,531     45,590     35,242
                                                              -------    -------    -------
          Total interest income.............................   84,143     75,544     63,107
                                                              -------    -------    -------
INTEREST EXPENSE
  Deposits..................................................   30,714     20,565     17,382
  Short-term borrowings.....................................   16,464     13,343     16,379
  Long-term borrowings......................................   14,293     17,602     12,475
                                                              -------    -------    -------
          Total interest expense............................   61,471     51,510     46,236
                                                              -------    -------    -------
  Net interest income before provision for credit losses....   22,672     24,034     16,871
  Provision for credit losses...............................    1,125      1,200      1,200
                                                              -------    -------    -------
  Net interest income after provision for credit losses.....   21,547     22,834     15,671
                                                              -------    -------    -------
NON-INTEREST INCOME
  Service fees, charges and other operating income..........    4,934      4,443      1,406
  (Loss) gain on sale of real estate owned..................       (7)        (3)         1
  Gain on sale of securities available for sale.............        1        507      1,850
  Mortgage banking activities...............................    2,196        998        616
                                                              -------    -------    -------
          Total non-interest income.........................    7,124      5,945      3,873
                                                              -------    -------    -------
NON-INTEREST EXPENSE
  Salaries and employee benefits............................   12,580     10,606      8,741
  Occupancy and equipment...................................    6,663      4,108      2,187
  Professional services.....................................    1,221        787        634
  Federal deposit insurance premiums........................      112        225        196
  Information Services......................................      196        179        146
  Advertising...............................................      652        817        552
  Deposit processing........................................      659        605        388
  Goodwill amortization.....................................    1,458        992          7
  Office supplies & postage.................................      735        641        367
  MAC expense...............................................      603        377        226
  Internet initiative.......................................       --      5,067         --
  Other operating expenses..................................    1,965      1,998        823
                                                              -------    -------    -------
          Total non-interest expense........................   26,844     26,402     14,267
                                                              -------    -------    -------
     Income before income taxes.............................    1,827      2,377      5,277
  Income taxes..............................................     (182)       177      1,222
                                                              -------    -------    -------
     Net income.............................................  $ 2,009    $ 2,200    $ 4,055
                                                              =======    =======    =======
  Earning per share -- basic................................  $  0.35    $  0.38    $  0.83
                                                              =======    =======    =======
  Earnings per share -- diluted.............................  $  0.34    $  0.37    $  0.78
                                                              =======    =======    =======
  Dividends per share.......................................  $  0.36    $  0.32    $  0.28
                                                              =======    =======    =======

---------------
(1) All per share data restated to reflect stock splits and dividends.

        The accompanying notes are an integral part of these statements.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                  ACCUMULATED
                                          ADDITIONAL                                                 OTHER
                              NUMBER OF    PAID-IN                         RETAINED   TREASURY   COMPREHENSIVE
                              SHARES(1)    CAPITAL      ESOP       MRP     EARNINGS    STOCK        INCOME        TOTAL
                              ---------   ----------   -------   -------   --------   --------   -------------   -------
BALANCE AT JANUARY 1,
  1998......................    4,811      $ 59,982    $(2,428)  $(1,285)  $ 1,680    $(16,071)     $ 4,655      $46,533
                                -----      --------    -------   -------   -------    --------      -------      -------
Common stock issued.........        2            46         --        --        --          --           --           46
Common stock acquired by
  MRP.......................       (2)           --         --       (46)       --          --           --          (46)
Treasury stock purchased....     (538)           --         --        --        --      (6,892)          --       (6,892)
Stock split 25%.............       --            --         --        --        --          --           --           --
Release and amortization of
  MRP.......................       48           156         --       360        --          --           --          516
Release of ESOP shares......       26           220        143        --        --          --           --          363
Change in unrealized gains
  on securities available
  for sale, net of taxes....       --            --         --        --        --          --         (800)        (800)
Net income..................       --            --         --        --     4,055          --           --        4,055
Cash dividends paid.........       --            --         --        --    (1,515)         --           --       (1,515)
                                -----      --------    -------   -------   -------    --------      -------      -------
BALANCE AT DECEMBER 31,
  1998......................    4,347      $ 60,404    $(2,285)  $  (971)  $ 4,220    $(22,963)     $ 3,855      $42,260
                                =====      ========    =======   =======   =======    ========      =======      =======
Common stock issued.........        3            26         --        --        --          --           --           26
Common stock acquired by
  MRP.......................       (3)           --         --       (26)       --          --           --          (26)
Treasury stock purchased....     (377)           --         --        --        --      (4,808)          --       (4,808)
Treasury stock retired......       --       (23,531)        --        --        --      23,531           --           --
Common stock issued for
  Business combination......    1,640        21,047         --        --        --          --           --       21,047
Release and amortization of
  MRP.......................       48            53         --       359        --          --           --          412
Release of ESOP shares......       26           118        144        --        --          --           --          262
Purchase ESPP shares........        7            --         --        --        --          68           --           68
Change in unrealized gains
  On securities available
  for sale, net of taxes....       --            --         --        --        --          --       (9,990)      (9,990)
Net income..................       --            --         --        --     2,200          --           --        2,200
Cash dividends paid.........       --            --         --        --    (1,683)         --           --       (1,683)
                                -----      --------    -------   -------   -------    --------      -------      -------
BALANCE AT DECEMBER 31,
  1999......................    5,691      $ 58,117    $(2,141)  $  (638)  $ 4,737    $ (4,172)     $(6,135)     $49,768
                                =====      ========    =======   =======   =======    ========      =======      =======
Common stock retired by
  MRP.......................       --           (20)        --        --        --          --           --          (20)
Common stock forfeited by
  MRP.......................       --            --         --        20        --          --           --           20
Release and amortization of
  MRP.......................       52             3         --       377        --          --           --          380
Release of ESOP shares......       25            74        142        --        --          --           --          216
Purchase ESPP shares........       16            --         --        --        --         129           --          129
Change in unrealized gains
  on securities available
  for sale, net of taxes....       --            --         --        --        --          --        1,211        1,211
Net income..................       --            --         --        --     2,009          --           --        2,009
Cash dividends paid.........       --            --         --        --    (1,913)         --           --       (1,913)
                                -----      --------    -------   -------   -------    --------      -------      -------
BALANCE AT DECEMBER 31,
  2000......................    5,784      $ 58,174    $(1,999)  $  (241)  $ 4,833    $ (4,043)     $(4,924)     $51,800
                                =====      ========    =======   =======   =======    ========      =======      =======

---------------
(1) All per share data restated to reflect stock split.

        The accompanying notes are an integral part of these statements.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
OPERATING ACTIVITIES
  Net Income................................................  $   2,009   $   2,200   $   4,055
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities
    Amortization and accretion of Deferred loan origination
      fees..................................................       (529)         70        (126)
      Premiums and discounts................................     (3,128)     (2,836)     (1,228)
      MRP shares............................................        380         412         516
      Goodwill..............................................      1,458         992           7
    Provision for credit losses.............................      1,125       1,200       1,200
    Release of ESOP shares..................................        216         262         363
    Gain on sale of investment securities...................         (1)       (507)     (1,850)
    Loss (gain) on sale of real estate owned................          7           3          (1)
    Write down of real estate owned.........................         16          --          97
    Depreciation of premises and equipment..................      2,686       1,751       1,027
    Mortgage loans originated for sale......................   (125,273)    (63,796)    (42,988)
    Mortgage loans sold.....................................    170,025      64,400      41,507
    (Increase) decrease in deferred income taxes............        121      (1,390)        315
    Increase in cash surrender value of life insurance......       (783)       (653)         --
    Decrease (increase) in accrued interest receivable......       (280)          4           5
    Decrease (increase) in other assets.....................      3,709         543      (5,723)
    (Decrease) increase in other liabilities................     (3,835)     (3,548)     (1,154)
                                                              ---------   ---------   ---------
      Net cash provided by (used in) operating activities...     47,926        (893)     (3,978)
                                                              ---------   ---------   ---------
INVESTING ACTIVITIES
  Loan originations & principal payments on loans, net......    (77,849)    (69,698)    (45,381)
  Proceeds from the sale of securities -- available for
    sale....................................................      4,625      27,478       8,475
  Proceeds from the maturity of securities -- available for
    sale....................................................      4,079      43,030     167,371
  Proceeds from the maturity of securities -- held to
    maturity................................................     45,558      61,276      32,877
  Purchase of securities -- available for sale..............     (1,118)   (107,502)   (216,846)
  Purchase of securities -- held to maturity................         --     (13,056)         --
  Purchase of cash surrender value of life insurance........         --     (15,047)         --
  Proceeds from sale of real estate owned...................        366         476          83
  Cash received in (paid for) business combinations.........         --       9,769      (6,585)
  Purchase of premises and equipment........................     (1,665)     (4,235)     (2,496)
  Proceeds from sale of premises and equipment..............      2,431       5,644          --
                                                              ---------   ---------   ---------
      Net cash used in investing activities.................    (23,573)    (61,865)    (62,502)
                                                              ---------   ---------   ---------
FINANCING ACTIVITIES
  Net increase in deposits..................................    149,301      29,437      87,896
  Proceeds from (repayment of) short term borrowings........   (367,054)     22,582    (169,561)
  Proceeds from long term borrowings........................    217,000      95,000     226,415
  Repayment of long term borrowings.........................     (1,904)   (100,108)    (50,002)
  Increase in advances from borrowers for taxes and
    insurance...............................................       (868)         12       1,612
  Cash paid for dividends...................................     (1,913)     (1,683)     (1,515)
  Purchase of treasury stock................................         --      (4,808)     (6,892)
                                                              ---------   ---------   ---------
      Net cash provided by financing activities.............     (5,438)     40,432      87,953
                                                              ---------   ---------   ---------
      Net (used in) provided by cash and cash equivalents...     18,915     (22,326)     21,473
Cash and cash equivalents at beginning of year..............      8,161      30,487       9,014
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $  27,076   $   8,161   $  30,487
                                                              =========   =========   =========
Supplemental disclosures
  Cash paid for interest....................................  $  30,084   $  20,233   $  17,367
  Cash paid for income taxes................................  $   1,254   $   1,193   $     937
  Transfers from loans to real estate owned.................  $     258   $     603   $      75
  Transfer securities from available for sale to held to
    maturity................................................         --   $ 366,628          --
  Non-cash assets received in business combinations.........         --   $  94,302          --

        The accompanying notes are an integral part of these statements.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               2000        1999        1998
                                                              -------    --------    --------
Net Income..................................................  $2,009     $ 2,200     $ 4,055
Other comprehensive income, net of tax......................
  Unrealized gains (losses) on securities...................
     Unrealized holding gains (losses) arising during the
       period...............................................   1,212      (9,655)        421
     Less: Reclassification adjustment for gains included in
       net income...........................................      (1)       (335)     (1,221)
                                                              ------     -------     -------
Comprehensive income (loss).................................  $3,220     $(7,790)    $ 3,255
                                                              ======     =======     =======

        The accompanying notes are an integral part of these statements.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a description of the significant accounting policies of Patriot Bank Corp. and Subsidiaries (Patriot). Such accounting and reporting policies conform with generally accepted accounting principles and predominant practices within the financial institution industry.

     Patriot, through its subsidiaries, offers a broad range of lending, depository and related financial services to small businesses and consumers primarily through 18 community banking offices located in Berks, Chester, Montgomery, Northampton and Lehigh counties in Pennsylvania and through direct mail and various electronic and telephonic means.

     Patriot Bank principally competes with other banking and financial institutions in its primary market communities. Commercial banks, savings banks, savings and loan associations, credit unions, brokerage firms, asset management funds, mutual funds and money market funds actively compete for deposits and loans. Such institutions, as well as consumer finance and insurance companies, may be considered competitors of Patriot with respect to one or more of the services they render.

A.  BASIS OF FINANCIAL PRESENTATION

     The accompanying financial statements include the accounts of the parent company, Patriot Bank Corp. and its subsidiaries: Patriot Bank and its subsidiaries, Marathon Management Company, Patriot Investment & Insurance Company, Patriot Commercial Leasing Company, Inc., and Patriot Investment Company. All material intercompany balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates. The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for credit losses, mortgage servicing rights, evaluation of deferred tax assets, and other real estate owned.

     The evaluation of the adequacy of the allowance for credit losses includes, among other factors, an analysis of historical loss rates, by category, applied to current loan and lease totals. However, actual losses may be higher or lower than historical trends, which vary. Actual losses on specified problem loans and leases, which also are provided for in the valuation, may vary from estimated loss percentages, which are established based upon a limited number of potential loss classifications.

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement as amended by SFAS No. 137 in June 1999 and SFAS No. 138 in June 2000 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of certain exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (b) a hedge of the exposure to variable cash flows of a forecasted transaction; or (c) a hedge of foreign currency exposure. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier adoption is permitted. Patriot has adopted SFAS 133 on January 1, 2001, as a result of adoption of SFAS 133 Patriot intends to reclassified approximately $196,000,000 of fixed rate mortgage backed securities, CMO's and agency securities from held to maturity to available for sale and equity increased by approximately $3 million in accumulated other comprehensive income net of tax.. Patriot typically has not used derivative instruments

                      PATRIOT BANK CORP. AND SUBSIDIARIES
and currently holds no positions that had further significant impact upon the adoption of SFAS 133 on earnings, financial condition or equity.

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

C.  SECURITIES

     Securities for which Patriot has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Securities expected to be held for an indefinite period of time are classified as available for sale and are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of estimated income taxes. Securities that are bought and held principally for the purpose of selling are classified as trading and reported at fair value, with unrealized gains and losses included in earnings. Patriot has no securities held for trading. Gains or losses on the sales of securities are recognized at trade date utilizing the specific identification method. As mentioned in Note 4, during 1999, Patriot transferred certain securities available for sale to securities held to maturity.

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

     The lease residual values represent the expected proceeds from the sale of leased equipment at the end of the initial term of the lease and are determined on the basis of analyses prepared by Patriot based upon

                      PATRIOT BANK CORP. AND SUBSIDIARIES
professional appraisals, historical experience and industry data. Management reviews the estimated residual values on a periodic basis, and impairments in value, if any, are recognized as an immediate charge to income.

     An allowance for credit losses is maintained at a level that management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the loan and lease portfolio. Management's periodic evaluation of the adequacy of the allowance for credit losses is based upon evaluation of individual loans and leases, the overall risk characteristics of the various portfolio segments, past loss experience, current and projected financial status and creditworthiness of its borrowers, the adequacy of collateral, the level and nature of non-performing loans, current economic conditions, the results of the most recent regulatory examination and other relevant factors. This evaluation is inherently subjective. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies as an integral part of their examination process, periodically review the allowance for credit losses. Such agencies may require Patriot to recognize additions to the allowance for credit losses based on their judgments of information which is available to them at the time of their examinations.

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

                      PATRIOT BANK CORP. AND SUBSIDIARIES

J.  GOODWILL

     Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions and is included in other assets. The amortization of goodwill is on a straight-line basis over 12-15 years, which is the estimated period to be benefited.

K.  RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform with the current year's presentation. These reclassifications had no effect on net income.

NOTE 2 -- BUSINESS COMBINATIONS

     On January 22, 1999, Patriot completed the acquisition of First Lehigh Corporation ("First Lehigh"), a commercial banking company with $104,478,000 in total assets and $93,905,000 in total deposits. Patriot issued 1,640,000 shares of common stock for all the outstanding common and preferred stock of First Lehigh. The transaction had a total value of $21,047,000. The acquisition was accounted for as a purchase, and accordingly, the results of operations of First Lehigh are included in Patriot's consolidated statement of income from the date of acquisition. Goodwill and core deposit intangibles arising from the transaction totaled $12,439,000 which are being amortized over 12-15 years.

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

NOTE 3 -- RESTRICTIONS ON CASH AND AMOUNTS DUE FROM DEPOSITORY INSTITUTIONS

     Patriot is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those reserve balances for the reserve computation periods which included December 31, 2000 and 1999, were $2,334,000 and $1,556,000, respectively.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

NOTE 4 -- SECURITIES

     The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows:

                                                                 2000
                                          ---------------------------------------------------
                                                         GROSS         GROSS
                                          AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                            COST         GAINS          LOSS       FAIR VALUE
                                          ---------    ----------    ----------    ----------
                                                            (IN THOUSANDS)
AVAILABLE FOR SALE:
  Investment securities:
     Corporate debt securities..........  $ 17,084       $   15       $ 1,992       $ 15,107
     FHLMC Preferred Stock..............    44,973        1,915            --         46,888
     FHLB Stock.........................    16,609           --            --         16,609
     Equity securities..................     6,295            9           639          5,665
  Mortgage-backed securities:
     FHLMC..............................       613            7            --            620
     FNMA...............................        --           --            --             --
     GNMA...............................        --           --            --             --
                                          --------       ------       -------       --------
          Total securities available for
            sale........................  $ 85,574       $1,946       $ 2,631       $ 84,889
                                          ========       ======       =======       ========
HELD TO MATURITY:
  Investment securities:
     U.S. Treasury and government agency
       securities.......................  $ 76,545       $4,144       $ 7,131       $ 73,558
     Corporate securities...............     1,001           --             1          1,000
  Mortgage-backed securities:
     FHLMC..............................     3,446           27            47          3,426
     FNMA...............................    48,462        2,605         1,183         49,884
     GNMA...............................     3,573           38            83          3,528
  Collateralized mortgage obligations:
     FHLMC..............................    90,920        1,240         2,238         89,922
     FNMA...............................    70,043          922         1,198         69,767
     Other..............................     6,196           14            35          6,175
     CMBS...............................     2,303          122            --          2,425
                                          --------       ------       -------       --------
          Total securities held to
            maturity....................  $302,489       $9,112       $11,916       $299,685
                                          ========       ======       =======       ========

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
                                          ========       ======       =======       ========

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                                                                 1999
                                          ---------------------------------------------------
                                                         GROSS         GROSS
                                          AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                            COST         GAINS          LOSS       FAIR VALUE
                                          ---------    ----------    ----------    ----------
                                                            (IN THOUSANDS)
HELD TO MATURITY:
  Investment securities:
     U.S. Treasury and government agency
       securities.......................  $     --       $   --       $    --       $     --
     Corporate securities...............     1,501           --             1          1,500
  Mortgage-backed securities:
     FHLMC..............................     4,272           32            12          4,292
     FNMA...............................    54,809           26         3,162         51,673
     GNMA...............................     4,528           44             3          4,569
  Collateralized mortgage obligations:
     FHLMC..............................   114,178          690         4,059        110,809
     FNMA...............................    82,489          227         3,501         79,215
     Other..............................     9,732           --            32          9,700
     CMBS...............................     2,292           --            87          2,205
                                          --------       ------       -------       --------
          Total securities held to
            maturity....................  $348,047       $1,019       $18,312       $330,754
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

     The amortized cost and estimated fair value of investment and mortgage-backed securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

                                             HELD TO MATURITY        AVAILABLE FOR SALE
                                           ---------------------    --------------------
                                           AMORTIZED      FAIR      AMORTIZED     FAIR
                                             COST        VALUE        COST        VALUE
                                           ---------    --------    ---------    -------
                                                          (IN THOUSANDS)
Securities
Due in one year or less..................  $  3,721     $  3,670     $     9     $     9
Due after one year through five years....    23,244       23,300         946         951
Due after five years through ten years...    41,571       41,653         342         332
Due after ten years......................   233,953      231,062      16,401      14,435
Equity securities........................        --           --      67,876      69,162
                                           --------     --------     -------     -------
          Total securities...............  $302,489     $299,685     $85,574     $84,889
                                           ========     ========     =======     =======

     For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the contractual maturities. The mortgage-backed securities may mature earlier than their contractual maturities because of principal prepayments.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

     Proceeds from sales of investment and mortgage-backed securities and the realized gross gains and losses from those sales are as follows:

                                                              AVAILABLE FOR SALE
                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999       1998
                                                          ------    -------    ------
                                                                (IN THOUSANDS)
Proceeds from sales.....................................  $4,625    $27,478    $8,475
                                                          ======    =======    ======
Gross realized gains....................................      --      1,265     1,912
Gross realized losses...................................      (1)      (758)      (62)
                                                          ------    -------    ------
Net realized gain (loss)................................  $   (1)   $   507    $1,850
                                                          ======    =======    ======

     Securities having an aggregate amortized cost of $9,308,807, $2,839,601, and $3,043,388 were pledged to secure public deposits at December 31, 2000, 1999 and 1998, respectively.

NOTE 5 -- LOANS AND LEASES RECEIVABLE

     Loans and leases receivable are summarized as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Mortgage Portfolio
Residential mortgages.......................................  $253,213    $293,852
Construction................................................    10,779      10,481
Consumer Portfolio
Home equity.................................................    64,733      69,785
Other consumer loans........................................     8,553       9,081
Commercial Portfolio
Commercial loans............................................   252,837     189,189
Commercial leases...........................................    67,094      57,808
                                                              --------    --------
Total loans, gross..........................................   657,209     630,196
Deferred loan origination fees..............................      (730)     (2,136)
Allowance for credit losses.................................    (5,839)     (6,082)
                                                              --------    --------
          Total loans, net..................................  $650,640    $621,978
                                                              ========    ========

     Patriot services a $50,981,000 portfolio of sold loans with corresponding originated mortgage servicing rights totaling $648,000. During 2000 Patriot amortized $34,000 and sold $351,000 of OMSR's and added $664,000 of new OMSR's

     Patriot's loan portfolio is principally concentrated in the eastern Pennsylvania and New Jersey geographic areas.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

     Activity in the allowance for credit losses is summarized as follows:

                                                            2000      1999      1998
                                                           ------    ------    ------
                                                                 (IN THOUSANDS)
Balance at beginning of year.............................  $6,082    $4,087    $2,512
Provision for credit losses..............................   1,125     1,200     1,200
Acquired allowance.......................................      --     1,756       878
Loans charged off........................................  (1,481)   (1,065)     (512)
Recoveries...............................................     113       104         9
                                                           ------    ------    ------
Balance at end of year...................................  $5,839    $6,082    $4,087
                                                           ======    ======    ======

     Patriot had impaired loans at December 31, 2000 of $121,000 compared to $262,000 at December 31, 1999. The average recorded investment in impaired loans was $1,265,000, $159,000, and $45,000 during 2000, 1999, and 1998, respectively.
The allowance for loan losses on impaired loans was $22,000 at December 31, 2000 compared to $47,000 at December 31, 1999. Patriot recognizes interest income on a cash basis method on impaired loans. Total interest income recognized on impaired loans totaled $2,000 and $12,000 for the years ended December 31, 2000 and 1999, respectively.

     Non-performing loans, consisting of all loans 90 days past due and certain other loans for which the accrual of interest has been discontinued, were $3,888,000 and $1,525,000 at December 31, 2000 and 1999, respectively. Interest income that would have been recorded under the original terms of such loans and the interest income actually recognized are summarized as follows:

                                                              2000     1999    1998
                                                              -----    ----    -----
                                                                  (IN THOUSANDS)
Interest income that would have been recorded...............  $ 390    $155    $ 152
Interest income recognized..................................   (244)    (95)    (108)
                                                              -----    ----    -----
Interest income foregone....................................  $ 146    $ 60    $  44
                                                              =====    ====    =====

NOTE 6 -- PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:

                                                        ESTIMATED
                                                       USEFUL LIVES     2000       1999
                                                       ------------    -------    -------
                                                                 (IN THOUSANDS)
Land.................................................     --           $   240    $   890
Buildings............................................   30-40            3,109      4,255
Furniture, fixtures and equipment....................    3-7             8,689      9,371
Leasehold improvements...............................     15               907        899
                                                                       -------    -------
                                                                        12,945     15,415
Less accumulated depreciation........................                   (5,371)    (4,039)
                                                                       -------    -------
                                                                       $ 7,574    $11,376
                                                                       =======    =======
                                                                       $ 7,574    $11,376
                                                                       =======    =======

                      PATRIOT BANK CORP. AND SUBSIDIARIES

NOTE 7 -- DEPOSITS

     Deposits and their average rates are summarized as follows:

                                                         2000                   1999
                                                  -------------------    -------------------
                                                              AVERAGE                AVERAGE
                                                  BALANCE      RATE      BALANCE      RATE
                                                  --------    -------    --------    -------
                                                                (IN THOUSANDS)
Transaction deposits............................  $ 41,309     0.38%     $ 34,635     1.54%
Money market deposits...........................   110,092     4.91%       86,705     4.25%
Savings deposits................................    29,051     2.28%       37,193     2.42%
Non-interest-bearings demand deposits...........    23,163     0.00%       30,760     0.00%
                                                  --------     -----     --------     -----
Total transaction, money market, savings and
  demand deposits...............................   203,615     3.06%      189,293     2.70%
Certificates of deposit.........................   448,343     6.49%      312,709     5.37%
                                                  --------     -----     --------     -----
         Total..................................  $651,958     5.42%     $502,002     4.36%
                                                  ========     =====     ========     =====

     The aggregate amount of certificates of deposit with minimum denominations of $100,000 or more totaled approximately $233,888,000 and $136,113,000 at December 31, 2000 and 1999, respectively. At December 31, 2000 and 1999, Patriot had one brokerage firm whose certificates of deposits totaled approximately $204,917,000 and $120,159,000, respectively.

     At December 31, 2000 scheduled maturities of certificates of deposit were as follows:

2001...................................................  $323,201
2002...................................................   110,040
2003...................................................     3,892
2004...................................................     3,347
2005...................................................     5,200
Thereafter.............................................     2,663
                                                         --------
                                                         $448,343
                                                         ========

NOTE 8 -- FHLB ADVANCES

A.  SHORT TERM

     Short-term advances from the FHLB have maturities of less than one year. These advances are collateralized by FHLB stock and certain first mortgage loans and mortgage-backed securities. Short-term borrowings are summarized as follows:

                                                             2000        1999       1998
                                                           --------    --------    -------
                                                                   (IN THOUSANDS)
Balance at year-end......................................  $     --    $172,500    $65,000
Maximum amount outstanding at any month-end during the
  period.................................................  $206,000    $172,500    $68,000
Average amount outstanding during each period............  $144,758    $ 93,825    $63,938
Weighted average interest rate on short-term
  borrowings.............................................      5.91%       5.66%      5.81%

B.  LONG TERM

     At December 31, 2000 and 1999, long-term advances from the FHLB totaling $317,186,000 and $240,192,000 have maturities of one to ten years. These advances are collateralized by FHLB stock and certain first mortgage loans and mortgage-backed securities.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

     At December 31, 2000, the outstanding long-term borrowings mature as follows (in thousands):

2002...............................................   70,000
2003...............................................   90,000
2004...............................................        0
2005...............................................   37,000
Thereafter.........................................  120,186
                                                     -------
                                                     317,186
                                                     =======

NOTE 9 -- SECURITIES SOLD UNDER SHORT-TERM REPURCHASE AGREEMENTS

     Patriot enters into sales of securities under agreements to repurchase. These transactions are reflected as a liability on the accompanying Consolidated Balance Sheets. At December 31, 2000 and 1999, all of the agreements were to repurchase identical securities.

     Short-term repurchase agreements generally have maturities of less than one year. These repurchase agreements are collateralized by certain mortgage-backed, agency and corporate securities. Short-term repurchase agreements are summarized as follows:

                                                       2000        1999        1998
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Balance at year-end................................  $ 80,651    $137,103    $170,123
Maximum amount outstanding at any month-end during
  the period.......................................  $150,639    $170,124    $242,131
Average amount outstanding during each period......  $119,523    $151,092    $221,113
Weighted average interest rate on short-term
  borrowings.......................................      6.39%       5.31%       5.73%
Investment and mortgage-backed securities
  underlying the agreements at year-end:
  Carrying value...................................  $125,763    $146,646    $179,534
  Estimated fair value.............................  $120,438    $140,561    $179,534

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

                      PATRIOT BANK CORP. AND SUBSIDIARIES

NOTE 11 -- INCOME TAXES

     Applicable income taxes in the consolidated statements of income are as follows:

                                                           2000      1999       1998
                                                          ------    -------    ------
                                                                (IN THOUSANDS)
Current
  Federal...............................................  $  (76)   $ 1,459    $  892
  State.................................................      15        108        15
                                                          ------    -------    ------
Total current...........................................     (61)     1,567       907
                                                          ------    -------    ------
Deferred
  Federal...............................................    (184)    (1,336)      215
  State.................................................      63        (54)      100
                                                          ------    -------    ------
Total deferred..........................................    (121)    (1,390)      315
                                                          ------    -------    ------
Applicable income taxes.................................  $ (182)   $   177    $1,222
                                                          ======    =======    ======
Effective tax rate......................................   (9.96)%     7.40%    23.20%
                                                          ======    =======    ======

     The income tax provision reconciled to taxes computed at the statutory federal rate is as follows:

                                                            2000      1999      1998
                                                           ------    ------    ------
Federal tax expense at statutory rate....................   34.00%    34.00%    34.00%
Adjustment resulting from:
  State tax, net of federal tax benefit..................    2.77      0.70        --
  Bank owned life insurance..............................  (15.93)    (9.70)       --
  Tax-exempt interest and dividend income................  (50.97)   (32.10)   (12.20)
  ESOP expense...........................................    0.82      1.40      1.40
  Goodwill...............................................   18.43     11.40        --
  Other..................................................    0.92      1.70        --
                                                           ------    ------    ------
Income taxes.............................................   (9.96)%    7.40%    23.20%
                                                           ======    ======    ======

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                                                               2000      1999
                                                              ------    ------
                                                               (IN THOUSANDS)
Deferred tax assets
  Allowance for credit losses...............................  $1,731    $1,845
  Uncollectible interest....................................      51        25
  Non-qualified pension plan................................      --         8
  MRP expense...............................................      70        70
  Deferred compensation.....................................     485        --
  Reserves on investment....................................   1,725     1,725
  Acquired NOL's............................................   1,031     1,382
  Reserves other............................................       2         3
  Intangibles amortization..................................     337       183
  Alternative minimum tax credits...........................     348        87
  Unrealized loss on securities available for sale..........   2,537     3,160
                                                              ------    ------
     Total deferred tax assets..............................  $8,317    $8,488
                                                              ======    ======
Deferred tax liabilities
  Depreciation..............................................  $  458    $  616
  Discount accretion........................................     212       286
  Originated mortgage servicing rights......................     220       125
  Bad debt recapture........................................     291       377
  Purchase accounting.......................................     177       232
  Deferred loan costs.......................................     678        69
                                                              ------    ------
     Total deferred tax liabilities.........................   2,036     1,705
                                                              ------    ------
     Net deferred tax asset (liability).....................  $6,281    $6,783
                                                              ======    ======

     Based on management's evaluation of the likelihood of realization, no valuation allowance has been provided against deferred tax benefits.

     For federal income tax purposes, Patriot has approximately $3,034,000 of net operating loss carryforwards resulting in a $1,031,002 deferred tax asset as of December 31, 2000. The net operating loss will begin to expire after the year ended December 31, 2010 if not utilized.

     The Small Business Job Protection Act of 1996, enacted on August 20, 1996, provides for the repeal of the tax bad debt deduction computed under the percentage of taxable income method. Upon repeal, the Bank is required to recapture into income, over a six-year period, the portion of its tax bad debt reserves that exceed its base year reserves (i.e., tax reserves for tax years beginning before 1988). The base year tax reserves, which may be subject to recapture if the Bank ceases to qualify as a bank for federal income tax purposes are restricted with respect to certain distributions. The Bank's total tax bad-debt reserves at December 31, 2000, are approximately $4,074,000, of which $4,046,000 represents the base year amount and $28,000 is subject to recapture.

NOTE 12 -- EARNINGS PER SHARE

     CAPITAL TRANSACTIONS. Patriot became a publicly owned company on December 1, 1995, when it issued 3,769,125 shares of common stock and raised net proceeds of $36,652,000. On September 22, 1997, and November 21, 1996, Patriot paid special 20% stock dividends. On May 14, 1998, Patriot distributed a 25% stock split. For comparative purposes, per share amounts, as presented herein, have been adjusted to reflect the stock split/dividends. During 1997, 1998, and 1999 Patriot repurchased 1,246,000, 538,000 and 377,000

                      PATRIOT BANK CORP. AND SUBSIDIARIES
shares of its common stock at a cost of $13,554,000, $2,517,000 and $4,088,000, respectively. Patriot did not repurchase any shares of common stock in 2000.

     ANTI-DILUTIVE OPTIONS. Patriot had 40,000, 39,000 and 9,000 anti-dilutive options at December 31, 2000, 1999 and 1998 respectively.

     Patriot's calculation of earnings per share is as follows:

                                                     FOR YEAR ENDED DECEMBER 31, 2000
                                                 -----------------------------------------
                                                   INCOME          SHARES        PER-SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
BASIC EPS
Net Income available to common stockholders....    $2,009           5,814          $0.35
EFFECT OF DILUTIVE SECURITIES
Dilutive Options...............................        --              86           (.01)
                                                   ------           -----          -----
DILUTED EPS
Net income available to common Stockholders
  plus assumed conversions.....................    $2,009           5,900          $0.34
                                                   ======           =====          =====

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
                                                   ======           =====          =====

NOTE 13 -- SEGMENT REPORTING

     The Company has two reportable segments: Patriot Bank, and Patriot Commercial Leasing Corporation. Patriot Bank operates a community banking network with eighteen community banking offices providing deposits and loan services to customers. Patriot Commercial Leasing Corporation is a small ticket leasing company headquartered in Exton PA.

     During 1999 the Company had a third reportable segment BankZip.com an internet initiative that was launched in the third quarter of 1999. In the fourth quarter of 1999 Patriot's ownership was substantially

                      PATRIOT BANK CORP. AND SUBSIDIARIES
reduced, eliminating BankZip.com as a reporting segment for the Company under accounting principals generally accepted in the United States of America for subsequent periods.

     The following table highlights income statement and balance sheet information for each of the segments at or for the year ended December 31, 2000, 1999 and 1998 (in thousands).

                                                             AT OR FOR THE YEAR-ENDED DECEMBER 31, 2000
                                                             ------------------------------------------
                                                                               PATRIOT
                                                                             COMMERCIAL
                                                             PATRIOT BANK      LEASING        TOTAL
                                                             -------------   -----------   ------------
Net interest income........................................   $   20,562       $ 2,110      $   22,672
Other income...............................................        5,956         1,168           7,124
Total net income...........................................        1,457           552           2,009
Total assets...............................................    1,056,940        67,965       1,124,905
Total loans and leases, gross..............................      590,115        67,094         657,209
Intersegment interest expense..............................           --         4,009           4,009
Intersegment other.........................................           --           240             240

                                                       AT OR FOR THE YEAR-ENDED DECEMBER 31, 1999
                                                  ----------------------------------------------------
                                                                  PATRIOT
                                                                 COMMERCIAL
                                                  PATRIOT BANK    LEASING     BANKZIP.COM     TOTAL
                                                  ------------   ----------   -----------   ----------
Net interest income.............................   $   22,291     $ 1,743       $    --     $   24,034
Other income....................................        5,016         929            --          5,945
Total net income................................        7,100         167        (5,067)         2,200
Total assets....................................    1,069,993      59,450            --      1,129,443
Total loans and leases, gross...................      572,388      57,808            --        630,196
Intersegment interest expense...................           --       2,971            --          2,971
Intersegment other..............................           --         240            --            240

                                                             AT OR FOR THE YEAR-ENDED DECEMBER 31, 1998
                                                             ------------------------------------------
                                                                               PATRIOT
                                                                             COMMERCIAL
                                                             PATRIOT BANK      LEASING        TOTAL
                                                             -------------   -----------   ------------
Net interest income........................................    $ 16,409        $   462       $ 16,871
Other income...............................................       3,840             33          3,873
Total net income...........................................       4,005             50          4,055
Total assets...............................................     934,624         46,137        980,761
Total loans and leases, gross..............................     467,009         44,301        511,310
Intersegment interest expense..............................          --            324            324
Intersegment other.........................................          --             --             --

NOTE 14 -- EMPLOYEE BENEFIT PLANS

a.  401(k) PLAN

     Patriot maintains a 401(k) plan covering all of its employees who have attained age 21 and have completed at least one year of service. Patriot will contribute 100% of an employee's contribution up to 6% of base salary. Patriot's contributions were $363,000, $277,000, and $218,000 for the years ended December 31, 2000, 1999, and 1998 respectively.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

b.  EMPLOYEE STOCK OWNERSHIP PLAN

     In 1995, Patriot established an internally leveraged Employee Stock Ownership Plan (ESOP) for eligible employees who have completed one year of service with Patriot or its subsidiaries. In December 1995, the ESOP borrowed $3,015,000 from Patriot to purchase 543,000 (as adjusted for subsequent stock dividends and stock split) newly issued shares of common stock. Patriot makes contributions to the ESOP equal to the ESOP's debt service less any dividends received by the ESOP. Any dividends received by the ESOP are used to pay debt service. The ESOP shares are pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to qualifying employees based on the proportion of debt service paid in the year. Patriot accounts for its ESOP in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated Balance Sheets. As shares are released from collateral, Patriot reports compensation expense equal to the current market price of the shares, and the allocated shares are included in outstanding shares for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $216,000, $262,000, and 363,000 in 2000, 1999, and
1998, respectively. The ESOP shares as of December 31, 2000 were as follows:

Allocated shares.................................     183,000
Unreleased shares................................     360,000
                                                   ----------
Total ESOP shares................................     543,000
                                                   ==========
Fair value of unreleased shares..................  $2,430,000
                                                   ==========

c.  STOCK-BASED COMPENSATION

     Patriot maintains a Management Recognition Plan (MRP). The MRP provides that up to 271,000 shares of common stock may be granted, at the discretion of the Board, to key directors and officers at no cost to the individuals. Patriot granted 241,000, 10,000, 3,000 and 2,000 shares 1996, 1998, 1999 and 2000, respectively in the form of restricted stock payable over five years from the date of grant. The recipients of the restricted stock are entitled to all voting and other stockholder rights, except that the shares, while restricted, may not be sold, pledged or otherwise disposed of and are required to be held in escrow. In the event the recipient terminates association with Patriot for reasons other than death, disability or change in control, the recipient forfeits all rights to the allocated shares under restriction which are canceled and revert to Patriot for reissuance under the plan. Shares acquired by the MRP were newly issued shares and were recorded at the date of award based on the market value of shares. Shares acquired by the MRP, which are shown as a separate component of stockholders' equity, are being amortized to expense over the five-year vesting period. As shares are vested during this five-year period, Patriot records compensation expense equal to the shares being amortized. For the years ended December 31, 2000, 1999, and 1998, $377,000, $359,000, and $359,000 were amortized to expense. At December 31, 2000, 18,000 shares were reserved for future grants under the plan.

     Patriot maintains a stock option plan. Patriot's employee stock option plan is accounted for under the intrinsic value method of APB Opinion No. 25. Accordingly, Patriot is required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 "Accounting for Stock-Based Compensation," had been applied. The plan permits the grant of options to employees and directors for up to 700,000 shares of common stock. The options have a term of 10 years and vest over a five-year period. The exercise price of each option equals the market price of Patriot's stock on the date of grant. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates

                      PATRIOT BANK CORP. AND SUBSIDIARIES
consistent with the method of SFAS No. 123, Patriot's 2000, 1999, and 1998 net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                           2000                       1999                       1998
                                 ------------------------   ------------------------   ------------------------
                                 AS REPORTED   PRO-FORMA    AS REPORTED   PRO-FORMA    AS REPORTED   PRO-FORMA
                                 -----------   ----------   -----------   ----------   -----------   ----------
Net income.....................  $2,009,000    $1,504,000   $2,200,000    $1,389,000   $4,055,000    $3,685,000
Earnings per share -- basic....  $     0.35    $     0.26   $     0.38    $     0.24   $     0.83    $     0.75
Earnings per
  share -- diluted.............  $     0.34    $     0.25   $     0.37    $     0.23   $     0.78    $     0.71

     A summary status of Patriot's option plans as of December 31, 2000, 1999 and 1998 and the charges during the years ending on those dates is presented below:

                                          2000                 1999                 1998
                                   ------------------   ------------------   ------------------
                                             WEIGHTED             WEIGHTED             WEIGHTED
                                             AVERAGE              AVERAGE              AVERAGE
                                   SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                   -------   --------   -------   --------   -------   --------
Outstanding, beginning of year...  697,800    $7.49     659,500    $ 7.49    646,250    $ 7.26
Granted..........................   43,400     6.51      49,800      8.71     31,500     13.66
Exercised........................       --       --       2,700      7.19      6,800      7.19
Canceled.........................   75,000     7.74       8,800     12.75     11,450     11.29
                                   -------    -----     -------    ------    -------    ------
Outstanding at year-end..........  666,200    $7.42     697,800    $ 7.49    659,500    $ 7.49
                                   =======    =====     =======    ======    =======    ======
Options exercisable at
  year-end.......................  460,950              379,000              248,200
                                   =======              =======              =======
Weighted average fair value of
  options granted during the
  year...........................             $2.02                $ 4.95               $ 4.40
                                              =====                ======               ======

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model as follows:

                                                              2000     1999     1998
                                                              -----    -----    -----
Assumptions:
  Dividend yield............................................   4.40%    2.40%    2.40%
  Expected volatility.......................................  36.33%   33.91%   34.71%
  Risk-free interest rate...................................   5.11%    6.44%    6.00%

     The following table summarizes information about non-qualified options outstanding at December 31, 2000:

                                OPTIONS OUTSTANDING                        OPTIONS EXCERCISABLE
                 --------------------------------------------------   -------------------------------
                     NUMBER           WEIGHTED                            NUMBER
                 OUTSTANDING AT       AVERAGE           WEIGHTED      OUTSTANDING AT      WEIGHTED
   RANGE OF       DECEMBER 31,       REMAINING          AVERAGE        DECEMBER 31,       AVERAGE
EXERCISE PRICES       2000        CONTRACTUAL LIFE   EXERCISE PRICE        2000        EXERCISE PRICE
---------------  --------------   ----------------   --------------   --------------   --------------
     $7.19          553,950          5.5 years           $ 7.19          443,160           $ 7.19
$12.00 - $15.88      20,000          7.5 years           $12.99            8,000           $12.99
$ 7.26 - $11.75      48,950          8.5 years           $ 8.69            9,790           $ 8.69
$ 6.19 - $ 7.75      43,400          9.5 years           $ 6.51               --               --

d.  EMPLOYEE STOCK PURCHASE PLAN

     In 1998, Patriot implemented an Employee Stock Purchase Plan ("ESPP") which permits eligible employees to purchase Patriot common stock directly from Patriot through payroll deduction. Purchases of common stock are made at 90% of the market value of Patriot common stock on the last day of each quarter.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

Purchases are limited annually to $25,000 fair market value and shares are issued from treasury stock. In 2000, 1999 and 1998, Patriot recorded expense of $11,518, $9,318 and $2,228, respectively related to the ESPP.

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

     The contractual or notional amounts of outstanding loan commitments as of December 31, 2000 are as follows:

                                                                                   TOTAL
                                                FIXED RATE     VARIABLE RATE    COMMITMENTS
                                                COMMITMENTS     COMMITMENTS     OUTSTANDING
                                                -----------    -------------    -----------
                                                              (IN THOUSANDS)
Financial instruments whose contract amounts
  represent credit risk
  Mortgage loans..............................    $ 4,965         $               $ 4,965
  Consumer and other loans....................         23          22,176          22,199
  Commercial lines of credit..................         --          25,500          25,500
  Commercial leases...........................      7,488              --           7,488
  Construction loans..........................      8,814              --           8,814
                                                  -------         -------         -------
          Total...............................    $21,290         $47,676         $68,966
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

                      PATRIOT BANK CORP. AND SUBSIDIARIES

NOTE 16 -- COMMITMENTS AND CONTINGENCIES

A.  LEASE COMMITMENTS

     Patriot is committed to various operating leases related to branch facilities having initial or remaining terms in excess of one year. The minimum annual rental commitments under these leases outstanding at December 31, 2000 are as follows:

2001.............................................     871,410
2002.............................................     811,713
2003.............................................     798,921
2004.............................................     764,504
2005.............................................     775,504
Thereafter.......................................   9,661,893
                                                   ----------
                                                   13,683,945
                                                   ==========

     Total rental expense for all leases for the year ended December 31, 2000, 1999, and 1998 totaled $1,900,895, $680,613, and $260,038, respectively.

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

     The estimated fair values presented neither include nor give effect to the values associated with the Company's banking, or other business, existing customer relationships, extensive branch banking network, property, equipment, goodwill, or certain tax implications related to the realization of unrealized gains or

                      PATRIOT BANK CORP. AND SUBSIDIARIES
losses. Also, the fair value of non-interest bearing demand deposits, savings, and NOW accounts and money market deposit accounts is equal to the carrying amount because these deposits have no stated maturity. Obviously, this approach to estimating fair value excludes the significant benefit that results from the low-cost funding provided by such deposit liabilities, as compared to alternative sources of funding. As a consequence, the fair value of individual assets and liabilities may not be reflective of the fair value of a banking organization that is a going concern.

     Fair values have been estimated using data which management considered the best available. Fair value of financial instruments actively traded in a secondary market has been estimated using quoted market prices. The fair value of loans receivable has been estimated using present value cash flow, discounted at an interest rate that gives effect to estimated prepayment risk and credit loss factors. Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount. Fair value of financial instrument liabilities with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market rates for similar assets and liabilities. The resulting estimated fair values and carrying amounts at December 31, 2000 and 1999, respectively were as follows:

                                                          2000                     1999
                                                  ---------------------    ---------------------
                                                  ESTIMATED                ESTIMATED
                                                    FAIR       CARRYING      FAIR       CARRYING
                                                    VALUE       AMOUNT       VALUE       AMOUNT
                                                  ---------    --------    ---------    --------
                                                                  (IN THOUSANDS)
Financial Assets:
Cash and cash equivalents.......................  $ 27,076     $ 27,076    $  8,161     $  8,161
Investment and mortgage-backed securities
  Available for sale............................    84,889       84,889      87,334       87,334
Investment and mortgage-backed securities
  Held to maturity..............................   299,685      302,489     330,754      348,047
Total Loans receivable (net)....................   653,301      659,204     625,435      626,950
Accrued interest receivable.....................     5,125        5,125       4,845        4,845
Financial Liabilities:
Deposits with no stated maturities..............   203,615      203,615     189,293      189,293
Deposits with stated maturities.................   450,623      448,343     310,371      312,709
Borrowings......................................   418,742      416,837     557,404      568,795
Accrued interest payable........................     2,308        2,308       3,481        3,481

                                            ESTIMATED                            ESTIMATED
                                NOTIONAL      FAIR       CARRYING    NOTIONAL      FAIR       CARRYING
                                 AMOUNT       VALUE       AMOUNT      AMOUNT       VALUE       AMOUNT
                                --------    ---------    --------    --------    ---------    --------
Off-balance sheet items:
Commitments to extend
  credit......................   68,966        --          --         76,346        --              --

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

                      PATRIOT BANK CORP. AND SUBSIDIARIES

     Quantitative measures established by regulation to ensure capital adequacy require Patriot Bank Corp. and Patriot Bank to maintain minimum amounts and ratios (set forth in the table below) of total and core capital (as defined in the regulations) to risk-weighted assets, and of core capital to average assets. Management believes, as of December 31, 2000, that Patriot meets all capital adequacy requirements to which it is subject.

     As of December 31, 2000, the most recent notification from the Department of Banking of the Commonwealth of Pennsylvania categorized Patriot Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Patriot Bank must maintain minimum total risk-based, core risk-based and core leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                                        TO BE WELL
                                                                  FOR CAPITAL           CAPITALIZED
                                                                   ADEQUACY            UNDER PROMPT
                                               ACTUAL              PURPOSES          CORRECTIVE ACTION
                                           ---------------      ---------------      -----------------
                                           AMOUNT    RATIO      AMOUNT    RATIO       AMOUNT    RATIO
                                           -------   -----      -------   -----      --------   ------
                                                                 (IN THOUSANDS)
As of December 31, 2000
  Total capital (to risk weighted assets)
  Patriot Bank Corp......................  $68,671   10.41%     $52,786     8%       $65,983      10%
  Patriot Bank...........................   67,602   10.24%      52,797     8%        65,996      10%
  Tier I capital (to risk-weighted
     assets)
  Patriot Bank Corp......................   62,359    9.45%      26,393     4%        39,590       6%
  Patriot Bank...........................   61,019    9.25%      26,399     4%        39,598       6%
  Tier I capital (to average assets)
  Patriot Bank Corp .....................   62,359    5.48%      45,533     4%        56,917       5%
  Patriot Bank...........................   61,019    5.36%      45,533     4%        56,917       5%

     Patriot Bank is subject to regulations of certain regulatory agencies and, accordingly, is periodically examined by such regulatory authorities. As a consequence of the regulation of banking activities, Patriot Bank's operations are susceptible to changes in legislation and regulations.

     The following schedule summarizes the actual capital balances and ratios of Patriot Bank at December 31, 1999:

                                                                                       TO BE WELL
                                                                 FOR CAPITAL           CAPITALIZED
                                                                  ADEQUACY            UNDER PROMPT
                                              ACTUAL              PURPOSES          CORRECTIVE ACTION
                                          ---------------      ---------------      -----------------
                                          AMOUNT    RATIO      AMOUNT    RATIO       AMOUNT    RATIO
                                                                (IN THOUSANDS)
As of December 31, 1999
  Total capital (to risk weighted
     assets)
  Patriot Bank Corp.....................  $65,849   10.46%     $50,346     8%       $62,932      10%
  Patriot Bank..........................   69,299   10.95%      50,621     8%        63,277      10%
  Tier I capital (to risk-weighted
     assets)
  Patriot Bank Corp.....................   59,085    9.39%      25,173     4%        37,759       6%
  Patriot Bank..........................   63,217    9.99%      25,310     4%        37,965       6%
  Tier I capital (to average assets)
  Patriot Bank Corp.....................   59,085    5.45%      43,334     4%        54,168       5%
  Patriot Bank..........................   63,217    6.55%      38,601     4%        48,251       5%

                      PATRIOT BANK CORP. AND SUBSIDIARIES

     In conformity with Patriot's charter, a "liquidation account" was established for Patriot Bank at the time of its conversion to the stock form of ownership. In the unlikely event of a complete liquidation of Patriot Bank, holders of savings accounts with qualifying deposits, who continue to maintain their savings accounts, would be entitled to a distribution from the "liquidation account" in an amount equal to the then current adjusted savings account balance before any liquidation distribution could be made with respect to capital stock. The balance in the "liquidation account" was $7,125,000 at December 31, 2000. This amount may not be utilized for the payment of cash dividends to the holding company.

     Limitation on Capital Distributions. Dividend payments by the Bank to the Company are subject to the Pennsylvania Banking Code of 1965 and the FDI Act. Under the Pennsylvania Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FDI Act, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, the Bank would be limited to approximately $23.6 million of dividends in 2001 plus an additional amount equal to the Bank's net profit for 2001, up to the date of any such dividend declaration.

NOTE 19 -- PARENT COMPANY FINANCIAL INFORMATION

     Condensed financial information for Patriot Bank Corp. is as follows:

     CONDENSED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
ASSETS
Cash and cash equivalents...................................  $    15    $    15
Loans to subsidiaries.......................................       40        135
Investment in subsidiaries..................................   70,942     68,443
Other assets................................................      560        465
                                                              -------    -------
          Total assets......................................  $71,557    $69,058
                                                              =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities...........................................  $   757    $   290
Trust Preferred Securities..................................   19,000     19,000
Stockholders' equity........................................   51,800     49,768
                                                              -------    -------
          Total liabilities and stockholders' equity........  $71,557    $69,058
                                                              =======    =======

     CONDENSED STATEMENTS OF INCOME

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Interest income.......................................  $    11    $    85    $    27
Other.................................................       --         --         --
                                                        -------    -------    -------
  Total Income........................................       11         85         27
Interest expense......................................    2,210      2,218      2,231
Other.................................................    1,235        504      3,397
                                                        -------    -------    -------
Total Expense.........................................    3,445      2,722      5,628

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Income (loss) before income taxes and undistributed
  earnings of subsidiaries............................   (3,434)    (2,637)    (5,601)
Income taxes (benefit) expense........................   (1,163)    (2,606)      (967)
                                                        -------    -------    -------
Income (loss) before undistributed earnings of
  subsidiaries........................................   (2,271)       (31)    (4,634)
Earnings of subsidiaries..............................    4,280      2,231      8,689
                                                        -------    -------    -------
  Net income..........................................  $ 2,009    $ 2,200    $ 4,055
                                                        =======    =======    =======

     CONDENSED STATEMENTS OF CASH FLOWS

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                       2000        1999        1998
                                                      -------    --------    --------
                                                              (IN THOUSANDS)
Cash flows from operating activities
  Net income........................................  $ 2,009    $  2,200    $  4,055
  Adjustments to reconcile net income to net cash
     provided by operating activities
     Earnings from subsidiaries.....................   (4,280)     (2,231)     (8,689)
     Dividends from subsidiaries....................    8,066      21,093      23,600
     Change in other assets.........................      (95)        184         (63)
     Change in other liabilities....................      467      (1,711)       (157)
     MRP/ESOP Plans.................................      596         674         879
                                                      -------    --------    --------
       Net cash provided by operating activities....    6,763      20,209      19,625
                                                      -------    --------    --------
Cash flows from investing activities
  Investment in subsidiary..........................   (5,074)    (13,701)    (11,741)
  Loans to subsidiary...............................       95         (86)        450
                                                      -------    --------    --------
       Net cash used in investing activities........   (4,979)    (13,787)    (11,291)
                                                      -------    --------    --------
Cash flows from financing activities
  Cash dividends paid to stockholders...............   (1,913)     (1,683)     (1,515)
  Purchase of ESPP shares from treasury.............      129          68          --
  Purchase of treasury stock........................       --      (4,808)     (6,892)
                                                      -------    --------    --------
       Net cash used in financing activities........   (1,784)     (6,423)     (8,407)
Increase (decrease) in cash and cash equivalents....       --          (1)        (73)
Cash and cash equivalents at beginning of year......       15          16          89
                                                      -------    --------    --------
Cash and cash equivalents at end of year............  $    15    $     15    $     16
                                                      =======    ========    ========

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     N/A

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

     The information relating to executive compensation and directors' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2001, excluding the Stock Performance Graph and Compensation Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2001.

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

  3.1 Certificate of Incorporation of the Patriot Bank Corp.
      (Incorporated by reference to Exhibit 3.1 to Patriot Bank
      Corp.'s Registration Statement No. 333-650-45 on Form S-4.)
  3.2 Bylaws of the Patriot Bank Corp. (Incorporated by reference to Exhibit 3.2 to Patriot Bank Corp.'s Registration
      Statement No. 333-650-45 on Form S-4.)
 10.1 Employment Agreement between Patriot Bank Corp. and Richard
      A. Elko dated February 22, 2001.***
 10.2 Employment Agreement between Kevin R. Pyle and Patriot Bank dated February 22, 2001.***
 10.3 Employment Agreement between Richard A. Elko and Patriot
      Bank dated February 22, 2001.***
 10.4 Employment Agreement between Joni S. Naugle and Patriot Bank dated February 22, 2001.***
 10.5 Employment Agreement between James G. Blume and Patriot Bank dated February 22, 2001.***
 10.6 The Patriot Bank Corp. 1996 Stock-Based Incentive Plan.
      (Incorporated by reference to Patriot Bank Corp.'s Proxy
      Statement for the 1996 Annual Meeting of Stockholders filed
      April 26, 1996).***
 21.0 Subsidiaries.
 23.1 Consent of KPMG LLP

---------------
*** Denotes a management contract or a compensatory plan or arrangement.

(B) REPORTS ON FORM 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PATRIOT BANK CORP

                                          By /s/ RICHARD A. ELKO
                                            ------------------------------------
                                            Richard A. Elko
                                            President and Chief
                                            Executive Officer

Dated: March 22, 2001

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                       NAME                                        TITLE                     DATE
                       ----                                        -----                     ----
               /s/ JAMES B. ELLIOTT                  Chairman of the Board              March 22, 2001
---------------------------------------------------
                 James B. Elliott

                /s/ RICHARD A. ELKO                  President and Chief Executive      March 22, 2001
---------------------------------------------------    Officer and Director
                  Richard A. Elko

                /s/ LARRY V. THREN                   Director                           March 22, 2001
---------------------------------------------------
                  Larry V. Thren

             /s/ JAMES A. BENTLEY, JR.               Director                           March 22, 2001
---------------------------------------------------
               James A. Bentley, Jr.

               /s/ RUSSELL J. KUNKEL                 Director                           March 22, 2001
---------------------------------------------------
                 Russell J. Kunkel

               /s/ THOMAS D. PAULUS                  Director                           March 22, 2001
---------------------------------------------------
                 Thomas D. Paulus

                /s/ JAMES G. BLUME                   Chief Financial Officer            March 22, 2001
---------------------------------------------------
                  James G. Blume