Form 10-Q
period 2001-03-31
PATRIOT BANK CORP
filed 2001-05-14
CIK 1000235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2001
                                       or

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,204,299 shares of common stock were outstanding as of May 11, 2001.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                      INDEX


                                                                            Page


PART I FINANCIAL INFORMATION

       Item 1   FINANCIAL STATEMENTS (Unaudited)

                Consolidated Balance Sheets at March 31, 2001
                and December 31, 2000

                Consolidated Statements of Income for the Three-Month Periods ended March 31, 2001 and 2000

                Consolidated Statements of Stockholders' Equity for the Periods ended March 31, 2001 and December 31, 2000

                Consolidated Statements of Cash Flows for the Three-Month Period ended March 31, 2001 and 2000

                Consolidated Statements of Comprehensive (Loss) Income for the Three-Month Period ended March 31, 2001 and 2000

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

PART II OTHER INFORMATION

       Items 1 through 6


SIGNATURES

                       Patriot Bank Corp. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                                                     March 31,       December 31,
-----------------------------------------------------------------------------------------------------------------
                                                                                       2001              2000
-----------------------------------------------------------------------------------------------------------------
                                                                                   (unaudited)
ASSETS
Cash and due from banks                                                             $    2,845            2,910
Interest-earning deposits in other financial institutions                               67,959           24,166
                                                                                    ----------       ----------
   Total cash and cash equivalents                                                      70,804           27,076
Investment and mortgage-backed securities available for sale                           264,918           84,889
Investment and mortgage-backed securities held to maturity
    (market value of $80,996 and $299,685 at March 31, 2001
     and December 31, 2000, respectively)                                               80,979          302,489
Loans held for sale                                                                      8,241            8,564
Loans and leases receivable, net of allowance for credit loss of $5,893 and
 $5,839 at March 31, 2001 and December 31, 2000, respectively                          645,445          650,640
Premises and equipment, net                                                              7,275            7,574
Accrued interest receivable                                                              4,732            5,125
Real estate and other property owned                                                       669               62
Cash surrender value life insurance                                                     16,666           16,483
Goodwill                                                                                13,018           13,274
Other assets                                                                            11,246            8,729
                                                                                    ----------       ----------
    Total assets                                                                    $1,123,993       $1,124,905
                                                                                    ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                            $  649,579       $  651,958
FHLB advances                                                                          388,185          317,186
Securities sold under repurchase agreements                                                525           80,651
Trust preferred debt securities                                                         19,000           19,000
Advances from borrowers for taxes and insurance                                          4,774            3,893
Other liabilities                                                                        4,792              417
                                                                                    ----------       ----------
      Total liabilities                                                              1,066,855        1.073,105
                                                                                    ----------       ----------
Preferred stock, $.01 par value, 2,000,000 shares authorized, none
      Issued at March 31, 2001 and December 31, 2000, respectively                          --               --
Common stock, no par value, 10,000,000 shares authorized, 6,555,436
      issued at March 31, 2001 and December 31, 2000                                        --               --
Paid in capital                                                                         58,178           58,174
Common stock acquired by ESOP, 353,507 and 359,934  shares at amortized cost
 at March 31, 2001 and December 31, 2000, respectively                                  (1,954)          (1,999)
Common stock acquired by MRP, 44,309 and 57,195 shares at amortized
     cost at March 31, 2001 and December 31, 2000, respectively                           (150)            (241)
Retained earnings                                                                        5,503            4,833
Treasury stock, 351,137 and 353,660 at cost at March 31, 2001
     and December 31, 2000, respectively                                                (4,025)          (4,043)
Accumulated other comprehensive loss                                                      (414)          (4,924)
                                                                                    ----------       ----------
     Total stockholders' equity                                                         57,138           51,800
                                                                                    ----------       ----------
     Total liabilities and stockholders' equity                                     $1,123,993       $1,124,905
                                                                                    ==========       ==========


The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except for share data)

                                             Three-Month Period Ended

                                                                                March 31,
---------------------------------------------------------------------------------------------------------
                                                                                   2001             2000
---------------------------------------------------------------------------------------------------------
                                                                                (unaudited)
INTEREST INCOME
    Interest-earning deposits                                                     $   312         $    61
    Investment and mortgage-backed securities                                       6,276           7,244
    Loans and leases                                                               14,031          13,189
                                                                                  -------         -------
        Total interest income                                                      20,619          20,494
                                                                                  -------         -------
INTEREST EXPENSE
    Deposits                                                                        8,760           5,897
    Short-term borrowings                                                             469           4,413
    Long  - term borrowings                                                         5,648           3,871
                                                                                  -------         -------
         Total interest expense                                                    14,877          14,181
                                                                                  -------         -------
    Net interest income before provision for
               Credit losses                                                        5,742           6,313
    Provision for credit losses                                                       450             300
                                                                                  -------         -------
    Net interest income after provision for
               Credit losses                                                        5,292           6,013
                                                                                  -------         -------
NON-INTEREST INCOME
    Service fees, charges and other operating income                                1,233           1,221
    Gain on sale of real estate acquired through
            Foreclosure                                                                15              --
    Gain on sale of investment and mortgage-backed
           Securities available for sale                                              402              --
    Mortgage banking gains                                                            354             286
                                                                                  -------         -------
           Total non-interest income                                                2,004           1,507
                                                                                  -------         -------
NON-INTEREST EXPENSE
     Salaries and employee benefits                                                 2,103           2,684
     Office occupancy and equipment                                                 1,174           1,413
     Professional services                                                            170             125
     Federal deposit insurance premiums                                                31              25
     Data processing                                                                   59              48
     Advertising                                                                      138              76
     Deposit processing                                                               155             155
     Goodwill amortization                                                            303             275
     Office supplies & postage                                                        143             216
     MAC expense                                                                      107             150
     Other operating expense                                                          726             415
                                                                                  -------         -------
             Total non-interest expense                                             5,109           5,582
                                                                                  -------         -------
Income before taxes and cumulative effect of change in
     accounting principle                                                           2,187           1,938
      Income taxes                                                                    597             450

Income before cumulative effect of change in accounting principle
                                                                                    1,590           1,488
                                                                                  -------         -------
Cumulative effect of change in accounting principle, net of ($105,000 )in
income tax                                                                           (204)             --
                                                                                  -------         -------
Net Income                                                                        $ 1,386         $ 1,488
                                                                                  =======         =======
Basic earnings per share:
      Income before cumulative effect of change in accounting principle           $  0.27         $  0.26
      Cumulative effective of change in accounting principle                        (0.03)             --
                                                                                  -------         -------
Net Income                                                                        $  0.24         $  0.26
                                                                                  =======         =======
Diluted earnings per share:
      Income before cumulative effect of change in accounting principle           $  0.27         $  0.25
      Cumulative effective of change in accounting principle                        (0.03)             --
                                                                                  -------         -------
Net Income                                                                        $  0.24         $  0.25
                                                                                  =======         =======


The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (in thousands, unaudited)

                                                                                                          Accumulated
                                                                                                             Other
                                 Number of    Paid-in                           Retained     Treasury    Comprehensive
                                  Shares      Capital      ESOP        MRP      Earnings       Stock     Income (Loss)      Total
                                  ------      -------      ----        ---      --------       -----     -------------      -----
Balance at January 1, 2000        5,691      $58,117     $(2,141)     $(638)     $ 4,737      $(4,172)      $(6,135)      $ 49,768
Common stock retired by MRP                      (20)                                              --            --            (20)
Common stock forfeited by
     MRP                             --           --          --         20           --           --            --             20
Release and amortization
    of MRP                           52            3          --        377           --           --            --            380
Release of ESOP shares               25           74         142         --           --           --            --            216
Purchase ESPP shares                 16           --          --         --           --          129            --            129
Change in unrealized losses
    on securities available
    for sale, net of taxes           --           --          --         --           --           --         1,211          1,211
Net income                           --           --          --         --        2,009           --            --          2,009
Cash dividends paid                  --           --          --         --       (1,913)          --            --         (1,913)
                                  -----      -------     -------      -----      -------      -------       -------       --------
Balance at December 31, 2000      5,784      $58,174     $(1,999)     $(241)     $ 4,833      $(4,043)      $(4,924)      $ 51,800
                                  -----      -------     -------      -----      -------      -------       -------       --------
Common stock retired by MRP                       --                                               --            --             --
Common stock forfeited by
     MRP                             --           --          --         --           --           --            --             --
Release and amortization
    of MRP                           13           --          --         91           --           --            --             91
Release of ESOP shares                6            4          45         --           --           --            --             49
Purchase ESPP shares                  3           --          --         --           --           18            --             18
Change in unrealized losses
    on securities available
    for sale, net of taxes           --           --          --         --           --           --         4,510          4,510
Net income                           --           --          --         --        1,386           --            --          1,386
Cash dividends paid                  --           --          --         --         (716)          --            --           (716)
                                  -----      -------     -------      -----      -------      -------       -------       --------
Balance at March 31, 2001         5,806      $58,178     $(1,954)     $(150)     $ 5,503      $(4,025)      $  (414)      $ 57,138
                                  -----      -------     -------      -----      -------      -------       -------       --------


The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                         Three-months Period Ended March 31,
                                                                         -----------------------------------
                                                                             2001              2000
                                                                             ----              ----
Operating activities
Net Income                                                                 $  1,386         $  1,488
Adjustments to reconcile net income to net cash provided
  by operating activities
       Amortization and accretion of
          Deferred loan origination fees                                        (51)            (241)
          Premiums and discounts                                               (654)            (731)
          MRP shares                                                             91               90
          Goodwill                                                              303              275
       Provision for credit losses                                              450              300
       Release of ESOP shares                                                    49               74
       Gain on sale of  securities available for sale                           (93)              --
       Loss (gain) on sale of real estate owned                                 (15)              --
       Charge-off real estate owned                                               2               --
       Depreciation of premises and equipment                                   405              440
       Mortgage loans originated for sale                                   (19,228)         (23,278)
       Mortgage loans sold                                                   19,551           23,635
       Decrease (increase) in deferred income taxes                          (2,372)             (29)
       Increase in cash surrender value of life insurance                      (183)            (215)
       (Increase) decrease in accrued interest receivable                       393               86
       Decrease in other assets                                              (2,431)           2,083
       Decrease in other liabilities                                          4,328           (1,454)
                                                                           --------         --------
            Net Cash provided by operating activities                         1,931            2,523
                                                                           --------         --------
Investing activities
      Loan originations and principal payments on loans, net                  3,855          (36,369)
      Proceeds from the sale of securities - available for sale              44,615               --
      Proceeds from the maturity of securities - available for sale           7,630              984
      Proceeds from the maturity of securities - held to maturity             1,040           10,321
      Purchase of securities - available for sale                            (4,098)            (400)
      Proceeds from sale of real estate owned                                   312               83
      Purchase of premises and equipment                                         --             (379)
      Proceeds from sale of premises and equipment                             (122)             365
      Cash received in business combination                                      16               --
                                                                           --------         --------
         Net cash provided by (used in) investing activities                 53,248          (25,395)
                                                                           --------         --------
Financing activities
      Net increase in deposits                                               (2,507)          63,915
      (Repayment of) proceeds from short term FHLB Advances                  70,999          (32,066)
      Repayment of short term repurchase agreements                         (80,126)             (30)
      Decrease in advances from
         Borrowers for taxes and insurance                                      881              467
      Cash paid for dividends                                                  (716)            (541)
      Purchase of Treasury Stock                                                 18               56
                                                                           --------         --------
Net cash (used in) provided by financing activities                         (11,451)          31,801
                                                                           --------         --------
Net increase in cash and cash equivalents                                    43,728            8,929

Cash and cash equivalents at beginning of year                               27,076            8,161
                                                                           --------         --------
Cash and cash equivalents at of the six month period                       $ 70,804         $ 17,090
                                                                           ========         ========
Supplemental Disclosures
        Cash paid for interest on deposits                                 $  8,729         $  5,739
                                                                           ========         ========
        Cash paid for income taxes                                         $    784         $    650
                                                                           ========         ========
        Transfer securities from held to maturity to
available for sale                                                         $220,471               --
                                                                           ========         ========
        Transfers from loans to real estate owned                          $    943         $     21
                                                                           ========         ========


The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (in thousands, unaudited)

                                                                        Three-Month Period Ended
------------------------------------------------------------------------------------------------
                                                                                March 31,
                                                                          2001           2000
------------------------------------------------------------------------------------------------
Net income                                                               $1,386        $1,488
Other comprehensive income, net of tax

   Unrealized gains on securities
      Unrealized holding gains (losses) arising during the period         4,571          (656)
      Reclassification adjustment for (gains) included
               in net income                                                (61)           --
                                                                         ------        ------

Comprehensive income                                                     $5,896        $  832
                                                                         ======        ======

PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2001


Note 1 - General

         The accompanying financial statements of Patriot Bank Corp. and Subsidiaries ("Patriot") include the accounts of the parent company, Patriot Bank Corp. and its wholly-owned subsidiaries, Patriot Bank and Patriot Investment Company. All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2000.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2001

Note 2 - Investment And Mortgage-Backed Securities

The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                               March 31, 2001                                        December 31, 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                Amortized    Unrealized    Unrealized     Fair      Amortized   Unrealized   Unrealized     Fair
                                    cost        gain          loss        value        cost        gain         loss        value
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          (in thousands)
AVAILABLE FOR SALE:
Investment securities
    U.S. . Treasury and
       government agency
       Securities                $ 28,071      $   --       $  745      $ 27,326     $     --     $   --      $    --     $     --
    Corporate debt
     securities                    15,589          55        1,883        13,761       17,084         15        1,992       15,107
    FHLMC Preferred Stock          34,975       2,243           --        37,218       44,973      1,915           --       46,888
    FHLB Stock                     20,164          --           --        20,164       16,609         --           --       16,609
    Equity securities               5,859          21          341         5,539        6,295          9          639        5,665

Mortgage-backed securities
    FHLMC                           1,368          12           --         1,380          613          7           --          620
    FNMA                           47,325          66          568        46,823           --         --           --           --
    GNMA                              129           9           --           138           --         --           --           --
                                 --------      ------       ------      --------     --------     ------      -------     --------
Collateralized Mortgage
Obligations:
    FHLMC                          54,632         170          497        54,305           --         --           --           --
    FNMA                           52,950         148          261        52,837           --         --           --           --
    Other                           5,386          41           --         5,427           --         --           --           --
                                 --------      ------       ------      --------     --------     ------      -------     --------
   Total securities
    available
    for Sale                     $266,448      $2,765       $4,295      $264,918     $ 85,574     $1,946      $ 2,631     $ 84,889
                                 ========      ======       ======      ========     ========     ======      =======     ========

HELD TO MATURITY:
    Investment securities
      U.S. Treasury and
      Government agency
         Securities              $ 23,708      $  517       $  223      $ 24,002     $ 76,545     $4,144      $ 7,131     $ 73,558
     Corporate debt
      securities                    1,000          12           --         1,012        1,001         --            1        1,000

     Mortgage-backed
      securities
         FHLMC                      2,330          28           42         2,316        3,446         27           47        3,426
         Fannie Mae                 2,058          90           72         2,076       48,462      2,605        1,183       49,884
         GNMA                       3,160          46           70         3,136        3,573         38           83        3,528

   Colateralized mortgage
         Obligations
         FHLMC                     33,287         813          989        33,111       90,920      1,240        2,238       89,922
         Fannie Mae                15,436         126          219        15,343       70,043        922        1,198       69,767
         Other                         --          --           --            --        6,196         14           35        6,175
         CMBS                          --          --           --            --        2,303        122           --        2,425
                                 --------      ------       ------      --------     --------     ------      -------     --------
  Total securities
         held to
          maturity               $ 80,979      $1,632       $1,615      $ 80,996     $302,489     $9,112      $11,916     $299,685
                                 ========      ======       ======      ========     ========     ======      =======     ========

Note 3 - Loans Receivable

   Loans receivable are summarized as follows:

                                                 March 31,        December 31,
------------------------------------------------------------------------------
                                                   2001               2000
------------------------------------------------------------------------------
                                                        (in thousands)
Mortgage loan portfolio
  Secured by real estate                        $244,169          $253,213
  Construction                                     9,705            10,779
 Consumer loan portfolio
     Home equity                                  62,538            64,733
  Consumer                                         8,422             8,553
Comercial loan portfolio
  Commercial                                     257,298           252,837
  Commercial leases                               69,711            67,094
                                                --------          --------
    Total loans receivable                       651,843           657,209
    Less deferred loan origination fees             (505)             (730)
    Allowance for credit losses                   (5,893)           (5,839)
                                                --------          --------
    Total loans receivable, net                 $645,445          $650,640
                                                ========          ========

Note 4 - Deposits

   Deposits are summarized as follows:


                                                 March 31,         December 31,
-------------------------------------------------------------------------------
Deposit type                                       2001                2000
-------------------------------------------------------------------------------
                                                       (in thousands)
NOW                                             $ 23,732           $ 23,163

Money market                                     123,613            110,092

Savings accounts                                  28,466             29,051

Non-interest-bearing demand                       38,584             41,309
                                                --------           --------
   Total demand, transaction, money
      market and savings deposits                214,395            203,615

Certificates of deposits                         435,184            448,343
                                                --------           --------
   Total deposits                               $649,579           $651,958
                                                ========           ========

NOTE 5 - EARNINGS PER SHARE

         The dilutive effect of stock options is excluded from basic earnings per share but included in the computation of diluted earnings per share.

ANTI-DILUTIVE OPTIONS. Patriot had 44,500 and 34,500 anti-dilutive options at March 31, 2001 and 2000, respectively.

                                          For Three-Months Ended March 31, 2001
                                          -------------------------------------

                                           Income         Shares         Per-Share
                                        (Numerator)    (Denominator)       Amount
                                        -----------    -------------       ------
BASIC EPS
Net Income available to common
Stockholders                               $1,386          5,845           $0.24

EFFECT OF DILUTIVE SECURITIES
Dilutive Options                              --              40              --
                                           ------          -----           -----
DILUTED EPS
Net income available to common
Stockholders plus assumed conversions      $1,386          5,885           $0.24
                                           ======          =====           =====

                                         For Three-Months Ended March 31, 2000
                                         -------------------------------------

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
                                           ======          =====           =====

Note 6 - Segment Reporting

         The Company has two reportable segments: Patriot Bank, and Patriot Commercial Leasing Corporation. Patriot Bank operates a community banking network with eighteen community banking offices providing deposits and loan services to customers. Patriot Commercial Leasing Corporation is a small ticket leasing company headquartered in Pottstown, PA.

         The following table highlights income statement and balance sheet information for each of the segments at or for the three-month period ending March 31, 2001 and 2000 (in thousands).


                                          For the three-month period ended March 31, 2001
                                          -----------------------------------------------

                                    Patriot Bank      Patriot Commercial Leasing        Total
                                    ------------      --------------------------        -----
Net interest income                  $    5,143              $   599                 $    5,742
Other income                              1,654                  350                      2,004
Total net income                          1,193                  193                      1,386
Total assets                          1,053,331               70,662                  1,123,993
Total loans and leases, gross           582,132               69,711                    651,843

                                         For the three-month period ended March 31, 2000
                                         -----------------------------------------------

                                    Patriot Bank      Patriot Commercial Leasing        Total
                                    ------------      --------------------------        -----
Net interest income                  $    5,820              $   493                 $    6,313
Other income                              1,319                  188                      1,507
Total net income                          1,419                   69                      1,488
Total assets                          1,095,066               65,877                  1,160,943
Total loans and leases, gross           601,295               64,669                    665,964

Note 7 - Accounting for Derivative Instruments and Hedging Activities

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement as amended by SFAS No. 137 in June 1999 and SFAS No. 138 in June 2000 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of certain exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (b) a hedge of the exposure to variable cash flows of a forecasted transaction; or (c) a hedge of foreign currency exposure. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier adoption is permitted. Patriot adopted SFAS 133 on January 1, 2001. At the time of adoption, Patriot reclassified approximately $220,471,000 of fixed rate mortgage backed securities, CMO's and agency securities from held to maturity to available for sale and equity resulting in a net of tax increase of approximately $3 million in accumulated other comprehensive income. Patriot typically has not used derivative instruments and currently holds no positions that had further significant impact upon the adoption of SFAS 133 on earnings, financial condition or equity. During the first quarter of 2001, Patriot sold $30,333,000 of the securities reclassified resulting in a cumulative change in accounting principle with a net after tax impact of a $204,000 loss.



Note 8 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

         In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement supercedes and replaces the guidance in Statement 125. It revises the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, although it carries over most of Statement 125's provisions without reconsideration. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. There was no impact from the adoption of this statement on Patriot's earnings, financial condition, or equity.

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

   GENERAL. Patriot reported diluted earnings per share of $.24 and net income of $1,386,000 for the three-month period ended March 31, 2001 compared to diluted earnings per share of $.25 and net income of $1,488,000 for the three month period ended March 31, 2000. Return on average equity was 10.49%, for the three-month period ended March 31, 2001 compared to 12.16%, for the three-month period ended March 31, 2000.

   NET INTEREST INCOME. Net interest income for the three-month period ended March 31, 2001 was $5,742,000 compared to $6,313,000 for the same period in 2000. Patriot's net interest margin (net interest income as a percentage of average interest-earning assets) was 2.28% for the three-month period ended March 31, 2001 compared to 2.46% for the same period in 2000. The decrease during the first quarter of 2001 is primarily due to the impact of general increases in market rates throughout 2000 on Patriot's funding sources compressing Patriot's net interest margin offset by growth in Patriot's commercial loan portfolio.

   Interest on loans and leases was $14,031,000 for the three-month period ended March 31, 2001 compared to $13,189,000 for the same period in 2000. The average balance of loans was $657,442,000 with an average yield of 8.62% for the three-month period ended March 31, 2001 compared to an average balance of $636,859,000 with an average yield of 8.29% for the same period in 2000. The increase in average balance is due to growth in the originations of commercial loans and leases. The increase in average yield is primarily a result of a greater volume of higher yielding commercial loans and leases.

   Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $6,276,000 for the three-month period ended March 31, 2001 compared to $7,244,000 for the same period in 2000. The average balance of the investment portfolio was $375,724,000 with an average yield of 7.04% for the three-month period ended March 31, 2001 compared to an average balance of $430,001,000 with an average yield of 7.06% for the same period in 2000. The decrease in average balance is primarily due to Patriot allowing the investment portfolio to amortize down so they can be replaced with commercial assets, as well as Patriot sold $44.6 MM in securities during the first quarter. The decrease in average yield is related to the sale of higher yielding securities.

   Interest on total deposits was $8,760,000 for the three-month period ended March 31, 2001 compared to $5,897,000 for the same period in 2000. The average balance of total deposits was $643,198,000 with an average cost of 5.52% for the three-month period ended March 31, 2001 compared to an average balance of $514,897,000 with an average cost of 4.59% for the same period in 2000. The increase in average balance is primarily the result of an increase in Patriot's jumbo deposit program and aggressive marketing of certificates of deposit, money market and other transaction-based deposit accounts. The increase in average yield was the result of growth in the jumbo deposit program and general increases in interest rates.

    Interest on borrowings was $6,117,000 for the three-month ended March 31, 2001 compared to $8,284,000 for the same periods in 2000. The average balance of borrowings was $413,227,000 with an average cost of 5.92% for the three-month period ended March 31, 2001 compared to an average balance of $570,226,000 with a cost of 5.81% for the same period in 2000. The decrease in average balance was due to growth in Patriot's deposit based products. The increase in the yield on borrowings was the result of a general increase in interest rates.

   PROVISION FOR CREDIT LOSSES. The provision for credit losses was $450,000 for the three-month period ended March 31, 2001 compared to $300,000 for the same period in 2000. Patriot analyzes the loan loss reserve on a monthly basis to ensure its adequacy. Patriot's total loans consist of four distinct portfolios - mortgage, consumer, commercial loans and commercial leases. The mortgage loan portfolio is mature as Patriot has been in the mortgage lending business for many years. The consumer loan portfolio is also mature as Patriot has been in this business for many years as well. The level of reserves allocated to mortgage and consumer lending have been consistently based on extensive historical data regarding, among other things, delinquencies, charge-offs and recoveries. Since entering the commercial loan and lease businesses, Patriot has maintained reserves for these portfolios at the high end of the acceptable range as determined by management due in part to limited historical data regarding delinquencies, charge-offs and recoveries. As the commercial loan and lease portfolios have matured, Patriot has analyzed recent historical data regarding delinquencies, charge-offs and recoveries to determine the appropriate level of reserves. Almost all of the growth during the first quarter in Patriot's loan portfolio has been in commercial lending and leasing. Based on the aforementioned criteria, the provision was increased during the first quarter of 2001 due to the additional exposure that has been assumed by Patriot by focusing more on commercial lending and leasing. Patriot continues to have excellent asset quality with low levels of delinquencies with a low level of non-performing assets. At March 31, 2001 Patriot's non-performing assets were .39% of total assets and all loans 30 days or more delinquent were 1.05% of total loans.

   NON-INTEREST INCOME. Total non-interest income was $2,004,000 for the three-month period ended March 31, 2001 compared to $1,507,000 for the same period in 2000. The increase in non-interest income was primarily due to gains recognized on the sale of investment securities available for sale. Non-interest income also includes recurring non-interest income such as loan and deposit fees, ATM fees, and income from bank owned life insurance.

   NON-INTEREST EXPENSE. Total non-interest expense was $5,109,000 for the three-month period ended March 31, 2001 compared to $5,582,000 for the same period in 2000. The decrease in non-interest expense was primarily due to Patriot's restructuring of its mortgage banking operations overhead structure from a fixed to variable cost model.

   INCOME TAX PROVISION. The income tax provision was $597,000 along with a benefit of $105,000 relating to a change in accounting principle for the three-month period ended March 31, 2001. The income tax provision for the first quarter of 2000 was $450,000. The effective tax rate was 26.20% for three-month period ended March 31, 2001 compared to 23.22% for the same period in 2000. The increase is primarily due to less income provided by certain tax preferential securities as some were sold during the first quarter of 2001.

FINANCIAL CONDITION

   LOAN AND LEASE PORTFOLIO. Patriot's primary portfolio loan products are commercial loans, small ticket commercial leases, fixed-rate and adjustable-rate mortgage loans and home equity loans and lines of credit. Patriot also offers residential construction loans and other consumer loans. At March 31, 2001 Patriot's total loan portfolio was $645,445,000, compared to a total loan portfolio of $650,640,000 at December 31, 2000. The decrease in the loan portfolio is primarily the result of Patriot's two year plan to allow mortgages to run-off, offset by aggressive marketing of commercial loans and leases.

   CASH AND CASH EQUIVALENTS. Cash and cash equivalents at March 31, 2001 were $70,804,000 compared to $27,076,000 at December 31, 2000. The increase in cash balances is associated with the sale of investment securities.

   INVESTMENT AND MORTGAGE-BACKED SECURITIES. Investment securities consist primarily of U.S. agency securities, mortgage-backed securities which are generally insured or guaranteed by either FHLMC, FNMA or the GNMA and collateralized mortgage obligations.

   Total investment and mortgage-backed securities at March 31, 2001 were $345,897,000 compared to $387,378,000 at December 31, 2000. The decrease in investment and mortgage-backed securities is primarily due to $44.6 MM of investments sold during this period along with normal investment amortization offset by an increase in market value on AFS securities.

   OTHER ASSETS. Premises and equipment at March 31, 2001 was $7,275,000 compared to $7,574,000 at December 31, 2000. The decrease in premises and equipment is primarily associated with normal depreciation. Accrued interest receivable at March 31, 2001 was $4,732,000 compared to $5,125,000 at December 31, 2000. Real estate owned at March 31, 2001 was $669,000 compared to $62,000 at December 31, 2000. The real estate owned balance of $669,000 is reflective of one commercial property that was sold by the end of April 2001. Bank owned life insurance policy with a cash surrender value at March 31, 2001 of $16,666,000 compared to $16,483,000 at December 31, 2000. Goodwill at March 31, 2001 was $13,018,000 compared to $13,274,000 at December 31, 2000. Other assets at March 31, 2001 were $11,246,000 compared to $8,729,000 at December 31, 2000. The increase in other assets was primarily due to timing on the receipt of proceeds on the sale of investments.

   DEPOSITS. Deposits are primarily attracted from within Patriot's market area through the offering of various deposit instruments, including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Patriot also attracts jumbo certificates of deposit.

   Total deposits at March 31, 2001 were $649,579,000 compared to $651,958,000 at December 31, 2000. The decrease in balance is primarily attributed to the intentional run-off of $19,038,000 in wholesale CD's offset by growth of $10,780,000 in core deposits and $5,879,000 in retail CD's.

   BORROWINGS. Patriot utilizes borrowings as a source of funds for its asset growth and its asset/liability management. Patriot is eligible to obtain advances from the FHLB upon the security of the FHLB common stock it owns and certain of its residential mortgages and mortgage-backed securities, provided certain standards related to creditworthiness have been met. Patriot may also utilize repurchase agreements to meet its liquidity needs. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. Total borrowings at March 31, 2001 were $407,710,000 compared to $416,837,000 at December 31, 2000. The decrease is primarily associated with funding being provided by normal amortization of Patriot's mortgage portfolio and investment sales offset by growth in the commercial loan and lease portfolios.

OTHER LIABILITIES. Other Liabilities at March 31, 2001 were $4,792,000 compared to $417,000 at December 31, 2000. The increase in balance is primarily the result of an increase in Patriot's deferred taxes resulting from the reclassification of investments from held to maturity to available for sale.

STOCKHOLDERS' EQUITY. Total stockholders' equity was $57,138,000 at March 31, 2001 compared to $51,800,000 at December 31, 2000. The increase in balance is primarily due to earnings and an increase in accumulated other comprehensive income which was a result of an increase in the market value particularly on securities transferred from "held to maturity" to "available for sale" under FAS133 offset by dividends paid to shareholders.

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

   During the three-month period ended March 31, 2001, significant liquidity was provided by growth in deposits and maturities of investment and mortgage-backed securities. The funds provided by these activities were invested in new loans and the repayment of borrowings.

         At March 31, 2001, Patriot had outstanding loan commitments of $29,438,000. Patriot anticipates that it will have sufficient funds available to meet its loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from March 31, 2001 totaled $361,727,000. Based upon historical experience, Patriot expects that substantially all of the maturing certificates of deposit will be retained at maturity.

         Capital Resources. FDIC regulations currently require companies to maintain a minimum leverage capital ratio of not less than 3% of tier 1 capital to total adjusted assets and not less than 4% of risk-adjusted assets, and a minimum risk-based capital ratio (based upon credit risk) of not less than 8%. The FDIC requires a minimum leverage capital requirement of 3% for institutions rated composite 1 under the CAMEL rating system. For all other institutions, the minimum leverage capital requirement is 3% plus at least an additional 1% to 2%, (100 to 200) basis points. At March 31, 2001, Patriot Bank's and Patriot Bank Corp.'s capital ratios exceeded all requirements to be considered well capitalized. The following table sets forth the capital ratios of Patriot Bank Corp., Patriot Bank and the current regulatory requirements at March 31, 2001:

                                                                                         To Be                     To Be

                                                              Actual            Adequacy Capitalized         Well Capitalized
                                                              ------            --------------------         ----------------
                                                        Amount     Ratio         Amount      Ratio         Amount        Ratio
                                                        ------     -----         ------      -----         ------        -----
                                                                               As of  March 31, 2001
       Total  capital (to risk weighted assets)

       Patriot Bank Corp.                             $70,010     10.62%        $52,732        8%          $65,915         10%

       Patriot                                         69,398     10.54%         52,650        8%           65,812         10%


       Tier I capital (to risk-weighted assets)

       Patriot Bank Corp.                              63,535      9.64%         26,366        4%           39,549          6%

       Patriot                                         62,496      9.50%         26,325        4%           39,487          6%

       Tier I capital (to average assets)

       Patriot Bank Corp.                              63,535      5.76%         44,141        4%           55,176          5%

       Patriot                                         62,496      5.66%         44,141        4%           55,176          5%

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

   Patriot pursues several actions designed to control its level of interest rate risk. These actions include increasing the percentage of the loan portfolio consisting of short-term and adjustable-rate loans through increased originations of these loans, acquiring short-term and adjustable-rate mortgage-backed securities, and undertaking to lengthen the maturities of deposits and borrowings. At March 31, 2001, Patriot's total net interest-earning assets maturing or repricing within one year exceeded its total interest-bearing liabilities maturing or repricing in the same time period by $24,790,000 representing a one-year cumulative "gap," as defined above, as a percentage of total assets of a positive 2.21%.

   The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2001, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2001, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a Three-Month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

                                                                           At March 31, 2001
                                                                           -----------------
                                     3 Months    3 Months to    6 Months to   1 Year to    3 Years to     More than
                                      or Less     6 Months        1 Year       3 Years       5 Years       5 Years        Total
                                      -------     --------        ------       -------       -------       -------        -----
                                                                              (In thousands)
INTEREST EARNING ASSETS(1):
Interest earning deposits            $ 67,959     $    --        $    --      $    --       $     --      $      --     $   67,959
Investment and mortgage-backed         57,564       10,353         13,669       54,191        32,291        177,829        345,897
securities, net (2)(5)
Loans receivable, net(3)(5)           115,402       55,082         80,547      202,691       142,101         57,863        653,686
                                     --------     --------       --------     --------      --------      ---------      ---------
Total interest-earning assets         240,925       65,435         94,216      256,882       174,392        235,692      1,067,542

Non-interest-earning assets                --           --             --           --            --         56,451         56,451
                                     --------     --------       --------     --------      --------      ---------      ---------
Total assets                          240,925       65,435         94,216      256,882       174,392        292,143      1,123,993

INTEREST-BEARING LIABILITIES:

Money market and passbook
savings                                 3,364        2,894          6,149       18,724        15,378        105,569        152,078
accounts(6)
Demand and NOW accounts (6)               163          163            326        1,104         1,018         59,543         62,317
Certificates of deposit               131,995       97,219        132,513       63,033         8,483          1,941        435,184
Borrowings                              1,000           --            --       145,000        87,000        179,484        412,484
                                     --------     --------       --------     --------      --------      ---------      ---------
Total interest-bearing
liabilities                           136,522      100,276        138,988      227,861       111,879        346,537      1,062,063

Non-interest-bearing
liabilities                                                                                                   4,792          4,792
Equity                                     --           --             --          --             --         57,138         57,138
                                     --------     --------       --------     --------      --------      ---------      ---------
Total liabilities and equity          136,522      100,276        138,988      227,861       111,879        408,467      1,123,993
                                     --------     --------       --------     --------      --------      ---------      ---------
Interest sensitivity gap(4)          $104,403     $(34,841)      $(44,772)    $ 29,021      $ 62,513      $(116,324)
                                     ========     =======        =======      =======       ========      =========
Cumulative interest
sensitivity gap                      $104,403     $ 69,562       $ 24,790     $ 53,811      $116,324
                                     ========     =======        =======      =======       ========
Cumulative interest
sensitivity gap as a                     9.29%        6.19%          2.21%        4.79%        10.35%
percent of total assets

Cumulative interest-earning
assets as a                            176.47%      129.38%        106.60%      108.91%       116.26%         100.52%
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

         (5) Annual prepayment rates for loans and mortgage-backed securities have been estimated utilizing historical analysis and industry expectations.

         (6) Money market and savings accounts, and NOW account rates have been estimated based upon a historic analysis of core deposit trends.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


   As shown above, the Bank has a positive gap (interest-sensitive assets are greater than interest-sensitive liabilities) within the next year, which generally indicates that a decrease in rates may lead to a decrease in net interest income and an increase in rates may lead to an increase in net interest income.


   The discussion concerning the effects of interest rate changes on the Company's estimated net interest income for the year ending December 31, 2001set forth in "Managements Discussion an Analysis of Financial and Results of Operations -- Management of Interest Rate Risk" in Item 2 hereof, is incorporated herein by reference.

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


   Through the use of income simulation modeling Patriot has calculated an estimate of net interest income for the year through March 31, 2002, based upon the assets, liabilities and off-balance sheet financial instruments in existence at March 31, 2001. Patriot has also estimated changes to that estimated net interest income based upon interest rates rising or falling in monthly increments ("rate ramps"). Rate ramps assume that all interest rates increase or decrease in monthly increments evenly throughout the period modeled. The following table reflects the estimated percentage change in estimated net interest income for the period ending March 31, 2002.

                    Rate shock to interest rates              % change
                    ----------------------------              --------
                               +2%                               4.31%


                               -2%                              (7.60%)

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




                                                  PATRIOT BANK CORP.
                                         --------------------------------------
                                                     (Registrant)




Date      May 11, 2001
                                         --------------------------------------
                                                     Richard A. Elko
                                          President and Chief Executive Officer



Date      May 11, 2001
                                         --------------------------------------
                                                     James G. Blume
                                                 Senior Vice President and
                                                  Chief Financial Officer