Form 10-Q
period 2001-06-30
PATRIOT BANK CORP
filed 2001-08-14
CIK 1000235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2001
                                                    or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF          THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,205,937 shares of common stock were outstanding as of August 14, 2001.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                      INDEX


                                                                                                     Page


PART I FINANCIAL INFORMATION

       Item 1 FINANCIAL STATEMENTS (Unaudited)

              Consolidated Balance Sheets at June 30, 2001
              and December 31, 2000

              Consolidated Statements of Income for the Three-Month and Six-Month
              Periods ended June 30, 2001 and 2000

              Consolidated Statements of Stockholders' Equity for the
              Periods ended June 30, 2001 and December 31, 2000

              Consolidated Statements of Cash Flows for the Six-Month
              Periods ended June 30, 2001 and 2000

              Consolidated Statements of Comprehensive (Loss) Income for the
              Three-Month and Six-Month Periods ended June 30, 2001 and 2000

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

PART II       OTHER INFORMATION

       Items 1 through 6


SIGNATURES

                       Patriot Bank Corp. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                 June 30,             December 31,
---------------------------------------------------------------------------------------------------------------------------
                                                                                  2001                  2000
---------------------------------------------------------------------------------------------------------------------------
                                                                               (unaudited)
ASSETS
Cash and due from banks                                                        $    18,033         $     2,910
Interest-earning deposits in other financial institutions                            3,805              24,166
                                                                               -----------         -----------
   Total cash and cash equivalents                                                  21,838              27,076
Investment and mortgage-backed securities available for sale                       242,893              84,889
Investment and mortgage-backed securities held to maturity
    (market value of $74,935 and $299,685 at June 30, 2001
     and December 31, 2000, respectively)                                           74,786             302,489
Loans held for sale                                                                  3,825               8,564
Loans and leases receivable, net of provision for credit loss of $5,950 and
   $5,839 at June 30, 2001 and December 31, 2000, respectively                     651,019             650,640
Premises and equipment, net                                                          7,062               7,574
Accrued interest receivable                                                          4,471               5,125
Real estate and other property owned                                                   108                  62
Cash surrender value life insurance                                                 16,849              16,483
Goodwill                                                                             9,146               9,426
Core Deposit Intangible                                                              3,605               3,848
Other assets                                                                        11,442               8,729
                                                                               -----------         -----------
    Total assets                                                               $ 1,047,044         $ 1,124,905
                                                                               ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                       $   554,887         $   651,958
FHLB advances                                                                      406,183             317,186
Securities sold under repurchase agreements                                            387              80,651
Trust preferred debt securities                                                     19,000              19,000
Advances from borrowers for taxes and insurance                                      5,191               3,893
Other liabilities                                                                    4,561                 417
                                                                               -----------         -----------
      Total liabilities                                                            990,209           1,073,105
                                                                               -----------         -----------
Preferred stock, $.01 par value, 2,000,000 shares authorized, none
      Issued at June 30, 2001 and December 31, 2000, respectively                       --                  --
Common stock, no par value, 10,000,000 shares authorized, 6,555,436
      issued at June 30, 2001 and December 31, 2000                                     --                  --
Paid in capital                                                                     58,188              58,174
Common stock acquired by ESOP, 347,080 and 359,934  shares at amortized cost
     at June 30, 2001 and December 31, 2000, respectively                           (1,909)             (1,999)
Common stock acquired by MRP, 31,423 and 57,195 shares at amortized
     cost at June 30, 2001 and December 31, 2000, respectively                         (83)               (241)
Retained earnings                                                                    6,412               4,833
Treasury stock, 351,137 and 353,660 at cost at June 30, 2001
     and December 31, 2000, respectively                                            (4,024)             (4,043)
Accumulated other comprehensive loss                                                (1,749)             (4,924)
                                                                               -----------         -----------
     Total stockholders' equity                                                     56,835              51,800
                                                                               -----------         -----------
     Total liabilities and stockholders' equity                                $ 1,047,044         $ 1,124,905
                                                                               ===========         ===========

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except for share data)

                                                        Three-Month Period Ended      Six-Month Period Ended
                                                                                 June 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                2001         2000       2001       2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)

INTEREST INCOME
  Interest-earning deposits                                   $    105    $    168    $    417    $    229
    Investment and mortgage-backed securities                    5,388       7,148      11,665      14,392
    Loans and leases                                            13,694      13,933      27,725      27,122
                                                              --------    --------    --------    --------
        Total interest income                                   19,187      21,249      39,807      41,743
                                                              --------    --------    --------    --------
INTEREST EXPENSE
    Deposits                                                     7,424       7,581      16,182      13,478
    Short-term borrowings                                          258       4,108         721       8,521
    Long -term borrowings                                        5,910       3,673      11,565       7,544
                                                              --------    --------    --------    --------
         Total interest expense                                 13,592      15,362      28,468      29,543
                                                              --------    --------    --------    --------
    Net interest income before provision for
               credit losses                                     5,595       5,887      11,339      12,200
    Provision for credit losses                                   (500)       (300)       (950)       (600)
                                                              --------    --------    --------    --------
    Net interest income after provision for
               credit losses                                     5,095       5,587      10,389      11,600
                                                              --------    --------    --------    --------
NON-INTEREST INCOME
    Service fees, charges and other operating income             1,404       1,198       2,637       2,419
    Loss on sale of real estate acquired through
            foreclosure                                            (30)         (3)        (16)         (3)
    Gain on sale of investment and mortgage-backed
           securities available for sale                           101           1         503           1
    Mortgage banking gains                                         472         584         826         870
                                                              --------    --------    --------    --------
           Total non-interest income                             1,947       1,780       3,950       3,287
                                                              --------    --------    --------    --------
NON-INTEREST EXPENSE
     Salaries and employee benefits                              2,518       2,667       4,946       5,351
     Office occupancy and equipment                              1,132       1,316       2,305       2,729
     Professional services                                         186         355         355         480
     Advertising                                                   194         227         332         303
     Deposit processing                                            151         164         306         319
     Goodwill amortization                                         183         154         364         307
     Core Deposit Intangible                                       121         121         243         243
     Office supplies & postage                                     147         190         290         406
     MAC expense                                                   119         146         226         296
     Other operating expense                                       204         384         697         872
                                                              --------    --------    --------    --------
             Total non-interest expense                          4,955       5,724      10,064      11,306
                                                              --------    --------    --------    --------
Income before taxes and cumulative effect of
      change in accounting principle                             2,087       1,643       4,275       3,581
      Income taxes                                                 596         337       1,193         787
                                                              --------    --------    --------    --------
Income before cumulative effect of change
      In accounting principle                                    1,491       1,306       3,082       2,794
Cumulative effect of change in accounting principle, net of
      ($105,000) in income tax                                      --          --        (204)         --
                                                              --------    --------    --------    --------
             Net income                                       $  1,491    $  1,306    $  2,878    $  2,794
                                                              ========    ========    ========    ========

Basic Earnings Per Share:
Income before cumulative effect of change in accounting
  principle                                                   $   0.26    $   0.22    $   0.52    $   0.48
Cumulative effective of change in accounting principle              --          --        (.03)         --
                                                              --------    --------    --------    --------
  Net Income                                                  $   0.26    $   0.22    $   0.49    $   0.48
                                                              ========    ========    ========    ========

Dilutive Earnings Per Share:
Income before cumulative effect of change in accounting
  principle                                                   $   0.25    $   0.22    $   0.52    $   0.47
Cumulative effective of change in accounting principle              --          --        (.03)         --
                                                              --------    --------    --------    --------
Net Income                                                    $   0.25    $   0.22    $   0.49    $   0.47
                                                              ========    ========    ========    ========

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (in thousands, unaudited)

                                                                                                    Accumulated
                                                                                                       Other
                               Number of  Paid-in                            Retained    Treasury   Comprehensive
                                Shares    Capital        ESOP         MRP    Earnings      Stock     Income (Loss)  Total
                               -------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 2000        5,691   $ 58,117    $ (2,141)   $   (638)   $  4,737    $ (4,172)   $ (6,135)   $ 49,768
Common stock retired by MRP                    (20)                                             --          --         (20)
Common stock forfeited by
     MRP                             --         --          --          20          --          --          --          20
Release and amortization
    of MRP                           52          3          --         377          --          --          --         380
Release of ESOP shares               25         74         142          --          --          --          --         216
Purchase ESPP shares                 16         --          --          --          --         129          --         129
Change in unrealized losses
    on securities available
    for sale, net of taxes           --         --          --          --          --          --       1,211       1,211
Net income                           --         --          --          --       2,009          --          --       2,009
Cash dividends paid                  --         --          --          --      (1,913)         --          --      (1,913)
                               --------   --------    --------    --------    --------    --------    --------    --------
BALANCE AT DECEMBER 31, 2000      5,784   $ 58,174    $ (1,999)   $   (241)   $  4,833    $ (4,043)   $ (4,924)   $ 51,800
                               --------   --------    --------    --------    --------    --------    --------    --------
Release and amortization
    of MRP                           26         --          --         158          --          --          --         158
Release of ESOP shares               13         14          90          --          --          --          --         104
Purchase ESPP shares                  3         --          --          --          --          19          --          19
Change in unrealized losses
    On securities available
    For sale, net of taxes           --         --          --          --          --          --       3,175       3,175
Net income                           --         --          --          --       2,878          --          --       2,878
Cash dividends paid                  --         --          --          --      (1,299)         --          --      (1,299)
                               --------   --------    --------    --------    --------    --------    --------    --------
BALANCE AT JUNE 30, 2001          5,826   $ 58,188    $ (1,909)   $    (83)   $  6,412    $ (4,024)   $ (1,749)   $ 56,835
                               --------   --------    --------    --------    --------    --------    --------    --------

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)


                                                                        Six-Months Period Ended June 30,
                                                                        --------------------------------
                                                                               2001       2000
                                                                               ----       ----
Operating activities
Net Income                                                                    $2,878     $2,794
Adjustments to reconcile net income to net cash (used) provided by operating activities
       Amortization and accretion of
          Deferred loan origination fees                                         (43)      (242)
          Premiums and discounts                                              (1,067)    (1,451)
          MRP shares                                                             158        180
          Goodwill and Core Deposit Intangible                                   607        550
       Provision for credit losses                                               950        600
       Release of ESOP shares                                                    104         79
       Gain on sale of  securities available for sale                           (194)        (1)
       Loss (gain) on sale of real estate owned                                   16          3
       Charge-off (Recoveries) real estate owned                                  39         16
       Depreciation of premises and equipment                                    809        882
       Mortgage loans originated for sale                                    (36,350)   (60,691)
       Mortgage loans sold                                                    41,089     54,604
       (Increase) decrease in deferred income taxes                           (2,374)       104
       Increase in cash surrender value of life insurance                       (366)      (402)
       Increase (decrease) in accrued interest receivable                        654       (184)
       Decrease in other assets                                               (2,086)     3,422
       Decrease in other liabilities                                           4,060     (1,670)
                                                                           ---------   --------
            Net Cash (used) provided by operating activities                   8,884     (1,407)
                                                                           ---------   --------
Investing activities
      Loan originations and principal payments on loans, net                  (2,261)   (62,772)
      Proceeds from the sale of securities - available for sale               49,755         --
      Proceeds from the maturity of securities - available for sale           25,433      1,896
      Proceeds from the maturity of securities - held to maturity              7,233     22,320
      Purchase of securities - available for sale                             (6,461)      (425)
      Proceeds from sale of real estate owned                                    988        223
      Purchase of premises and equipment                                        (313)    (1,235)
      Proceeds from sale of premises and equipment                                16      2,431
                                                                           ---------   --------
         Net cash used by investing activities                               (74,390)   (37,562)
                                                                           ---------   --------
Financing activities
      Net (decrease) increase in deposits                                    (97,263)   144,994
      (Repayment of) proceeds from short term borrowings                       8,733   (167,490)
      Repayment of  long term borrowings                                          --     (1,901)
      Proceeds from long term borrowings                                          --     70,000
      Increase (decrease) in advances from
         Borrowers for taxes and insurance                                     1,298      1,452
      Cash paid for dividends                                                 (1,299)    (1,098)
      Purchase of Treasury Stock                                                  19         --
                                                                           ---------   --------

Net cash (used) provided by financing activities                             (88,512)    45,957
                                                                           ---------   --------

Net increase (decrease) in cash and cash equivalents                          (5,238)     6,988

Cash and cash equivalents at beginning of year                                27,076      8,161
                                                                           ---------   --------

Cash and cash equivalents at of the six month period                       $  21,838   $ 15,149
                                                                           =========   ========

Supplemental Disclosures
         Cash paid for interest on deposits                                $  15,987   $ 13,148
                                                                           =========   ========
         Cash paid for income taxes                                        $     788   $  1,054
                                                                           =========   ========
         Transfers from loans and leases to real
         estate owned                                                      $   1,089   $    123
                                                                           =========   ========
         Transfer securities from available for sale
         to held to maturity                                               $ 220,471   $     --
                                                                           =========   ========

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                            (in thousands, unaudited)

                                                                   Three-Month Period Ended          Six-Month Period Ended
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                             June 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              2001            2000       2001            2000
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                  $ 1,491       $ 1,306     $ 2,878      $ 2,794
Other comprehensive income, net of tax

   Unrealized gains on securities
      Unrealized holding (losses) gains arising during the period            (1,335)          (44)      3,236         (700)
      Less: Reclassification adjustment for gains included
               in net income                                                     --            --         (61)          --
                                                                            -------       -------     -------      -------




Comprehensive income                                                        $   156       $ 1,262     $ 6,053      $ 2,094
                                                                            =======       =======     =======      =======

PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2001


Note 1 - General

   The accompanying financial statements of Patriot Bank Corp. and Subsidiaries ("Patriot") include the accounts of the parent company, Patriot Bank Corp. and its wholly-owned subsidiaries, Patriot Bank and Patriot Investment Company. All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the three-month period ended June 30, 2001 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2000.

PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2001

Note 2 - Investment And Mortgage-Backed Securities

The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows:



-----------------------------------------------------------------------------------------------------------------------------
                                                June 30, 2001                                    December 31, 2000
-----------------------------------------------------------------------------------------------------------------------------
                                      Amortized   Unrealized  Unrealized  Fair    Amortized   Unrealized  Unrealized  Fair
                                        cost         gain       loss      value     cost         gain       loss      value
-----------------------------------------------------------------------------------------------------------------------------
                                                                       (in thousands)
AVAILABLE FOR SALE:
Investment securities
    U.S. . Treasury and
       Government agency
       Securities                      $ 28,549   $     --   $  1,216   $ 27,333   $     --   $     --   $     --   $     --
    Corporate debt securities            16,253         --      1,894     14,359     17,084         15      1,992     15,107
    FHLMC Preferred Stock                34,976      1,595         --     36,571     44,973      1,915         --     46,888
    FHLB Stock                           20,709         --         --     20,709     16,609         --         --     16,609
    Equity securities                     5,854         27        431      5,450      6,295          9        639      5,665

Mortgage-backed securities
    FHLMC                                   543         10         --        553        613          7         --        620
    FNMA                                 43,087         32        765     42,354         --         --         --         --
    GNMA                                    125         10         --        135         --         --         --         --
                                       --------   --------   --------   --------   --------   --------   --------   --------

Collateralized Mortgage Obligations:
    FHLMC                                49,109         58        720     48,447         --         --         --         --
    FNMA                                 43,302         18        304     43,016         --         --         --         --
    Other                                 3,935         31         --      3,966         --         --         --         --
                                       --------   --------   --------   --------   --------   --------   --------   --------
Total securities available for
Sale                                   $246,442   $  1,781   $  5,330   $242,893   $ 85,574   $  1,946   $  2,631   $ 84,889
                                       ========   ========   ========   ========   ========   ========   ========   ========


HELD TO MATURITY:
Investment securities
   U.S. Treasury and
     Government agency
     Securities                        $ 22,224   $    504   $    232   $ 22,496   $ 76,545   $  4,144   $  7,131   $ 73,558
     Corporate debt securities            1,000         11         --      1,011      1,001         --          1      1,000

Mortgage-backed securities
     FHLMC                                2,044         26         38      2,032      3,446         27         47      3,426
     Fannie Mae                           1,839         83         59      1,863     48,462      2,605      1,183     49,884
     GNMA                                 2,841         45         67      2,819      3,573         38         83      3,528

Colateralized mortgage
   Obligations
    FHLMC                                31,941        972        966     31,947     90,920      1,240      2,238     89,922
    Fannie Mae                           12,897         82        212     12,767     70,043        922      1,198     69,767
    Other                                    --         --         --         --      6,196         14         35      6,175
    CMBS                                     --         --         --         --      2,303        122         --      2,425
                                       --------   --------   --------   --------   --------   --------   --------   --------

Total securities held to maturity      $ 74,786   $  1,723   $  1,574   $ 74,935   $302,489   $  9,112   $ 11,916   $299,685
                                       ========   ========   ========   ========   ========   ========   ========   ========

Note 3 - Loans Receivable

      Loans receivable are summarized as follows:


                                                         June 30,           December 31,
----------------------------------------------------------------------------------------
                                                           2001                2000
----------------------------------------------------------------------------------------
                                                                (in thousands)
Mortgage loan portfolio
      Secured by real estate                            $ 234,849           $ 253,213
      Construction                                          7,821              10,779
Consumer loan portfolio
      Home equity                                          65,053              64,733
      Consumer                                              8,497               8,553
Comercial loan portfolio
      Commercial                                          269,333             252,837
      Commercial leases                                    71,406              67,094
                                                        ---------           ---------

           Total loans receivable                         656,959             657,209
           Less deferred loan origination fees                 10                (730)
           Allowance for credit losses                     (5,950)             (5,839)
                                                        ---------           ---------

           Total loans receivable, net                  $ 651,019           $ 650,640
                                                        =========           =========


Note 4 - Deposits


     Deposits are summarized as follows:

                                                           June 30,           December 31,
-------------------------------------------------------------------------------------------
Deposit type                                                 2001                2000
-------------------------------------------------------------------------------------------
                                                                 (in thousands)

NOW                                                        $ 28,905            $ 23,163

Money market                                                136,008             110,092

Savings accounts                                             31,038              29,051

Non-interest-bearing demand                                  37,273              41,309
                                                           --------            --------

     Total demand, transaction, money
          market and savings deposits                       233,224             203,615

Certificates of deposits                                    321,663             448,343
                                                           --------            --------

     Total deposits                                        $554,887            $651,958
                                                           ========            ========

NOTE 5 - EARNINGS PER SHARE

                  The dilutive effect of stock options is excluded from basic earnings per share but included in the computation of diluted earnings per share.

                                      For Three-Months Ended June 30, 2001                  For Six-Months Ended June 30, 2001
                                      ------------------------------------                  ----------------------------------

                                            Income          Shares        Per-Share            Income        Shares       Per-Share
                                         (Numerator)     (Denominator)      Amount           (Numerator)  (Denominator)     Amount
                                         -----------     -------------     -------           -----------  -------------    -------

BASIC EPS
Net Income available to common
Stockholders                            $    1,491            5,854        $   0.25           $  2,878        5,850       $  0.49

EFFECT OF DILUTIVE SECURITIES
Dilutive Options                                --              114              --                 --           77            --
                                        ----------        ---------        --------           --------     --------       -------

DILUTED EPS
Net income available to common
Stockholders plus assumed conversions   $   1,491             5,968        $   0.25           $  2,878        5,927       $  0.49
                                        =========         =========        ========           ========     ========       =======



                                            For Three-Months Ended June 30, 2000          For Six-Months Ended June 30, 2000
                                            ------------------------------------          ----------------------------------
                                          Income          Shares          Per-Share        Income          Shares       Per-Share
                                        (Numerator)    (Denominator)       Amount       (Numerator)     (Denominator)    Amount
                                        -----------    -------------     ----------      -----------    -------------    -------

BASIC EPS
Net Income available to common
Stockholders                            $   1,306           5,814        $   0.22        $  2,794           5,810         $  0.48

EFFECT OF DILUTIVE SECURITIES
Dilutive Options                               --             146              --              --             196            (.01)
                                        ---------        --------        --------        --------        --------         -------

DILUTED EPS
Net income available to common
Stockholders plus assumed conversions   $   1,306           5,960        $   0.22        $  2,794           6,006         $  0.47
                                        =========        ========        ========        ========        ========         =======



Note 6 - Segment Reporting

The Company has two reportable segments: Patriot Bank (PB), and Patriot Commercial Leasing Corporation (PCLC). Patriot Bank operates a community banking network with eighteen community banking offices providing deposits and loan services to customers. Patriot Commercial Leasing Corporation is a small ticket leasing company headquartered in Pottstown, PA.

                  The following table highlights income statement and balance sheet information for each of the segments at or for the three-month and six-month periods ending June 30, 2001 and 2000 (in thousands).


                              For the three-month period ended June 30, 2001        For the six-month period ended June 30, 2001
                              ----------------------------------------------        --------------------------------------------

                                     PB          PCLC        Total                       PB           PCLC          Total
                                     --          ----        -----                       --           ----          -----
Net interest income             $    5,017   $      578   $    5,595                $   10,162     $    1,177     $   11,339

Other income                         1,554          393        1,947                     3,208            742          3,950

Total net income                     1,301          190        1,491                     2,496            382          2,878

Total assets                       974,876       72,168    1,047,044                   974,876         72,168      1,047,044

Total loans and leases, gross      585,553       71,406      656,959                   585,553         71,406        656,959



                              For the three-month period ended June 30, 2000      For the six-month period ended June 30, 2000
                              ----------------------------------------------      --------------------------------------------

                                    PB           PCLC          Total                     PB            PCLC           Total
                                    --           ----          -----                     --            ----           -----

Net interest income             $    5,341   $      546   $    5,887                $   11,162     $    1,038     $   12,200

Other income                         1,417          363        1,780                     2,736            551          3,287

Total net income                     1,092          214        1,306                     2,511            283          2,794

Total assets                     1,113,173       63,247    1,176,420                 1,113,173         63,247      1,176,420

Total loans and leases, gross      622,214       62,062      684,276                   622,214         62,062        684,276

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


Note 9 - Business Combinations

In June 2001, the FASB issued Statement No. 141, "Business Combinations." The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises. All business combinations in the scope of the Statement are to be accounted for using the purchase method, thereby eliminating the use of the pooling of interest method.

The provisions of the Statement apply to all business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Historically, Patriot has not used the pooling of interest method and therefore, expects no impact on earnings, financial condition, or equity upon adoption of Statement No. 141.

Note 10 - Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements, including requirements for periodic impairment evaluation.

The provisions of the Statement are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of the Statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Upon adoption of Statement No. 142 in January 2002, the anticipated effect on Patriot's earnings as a result of the elimination of goodwill amortization expense is $800,000 after-tax for fiscal year 2002. As required by SFAS No. 141, Patriot will perform an impairment test upon adoption. At this time, Patriot doesn't anticipate any impairment.

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

      GENERAL. Patriot reported diluted earnings per share of $.25 and net income of $1,491,000 for the three-month period ended June 30, 2001 compared to diluted earnings per share of $.22 and net income of $1,306,000 for the three month period ended June 30, 2000. Diluted earnings per share for the six-month period ending June 30, 2001 was $.49 and net income of $2,878,000 compared with $.47 and net income of $2,794,000 for the six-month period ended June 30, 2000. Return on average equity was 10.57%, for the three-month period ended June 30, 2001 compared to 10.46%, for the three-month period ended June 30, 2000.

      NET INTEREST INCOME. Net interest income for the three-month and six-month periods ended June 30, 2001 was $5,595,000 and $11,339,000 compared to $5,887,000 and $12,200,000 for the same periods in 2000. The decrease is primarily due to Patriot's 2-year plan to shrink the balance sheet as well as general changes in the interest rate environment. Patriot's net interest margin (net interest income as a percentage of average interest-earning assets) was 2.31% for the six-month period ended June 30, 2001 compared to 2.36% for the same period in 2000.

      Interest on loans and leases was $13,694,000 and $27,725,000 for the three-month and six-month periods ended June 30, 2001 compared to $13,933,000 and 27,122,000 for the same periods in 2000. The average balance of loans was $656,661,000 with an average yield of 8.45% for the six-month period ended June 30, 2001 compared to an average balance of $656,564,000 with an average yield of 8.27% for the same period in 2000. The decrease in interest on loans is the result of Patriot's two year plan to allow mortgages to run-off, offset by aggressive marketing of commercial loans and leases. The increase in average yield is primarily a result of a greater volume of higher yielding commerical loans and leases.

      Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $5,388,000 and $11,665,000 for the three-month and six-month periods ended June 30, 2001 compared to $7,148,000 and $14,392,000 for the same periods in 2000. The average balance of the investment portfolio was $356,087,000 with an average yield of 6.91% for the six-month period ended June 30, 2001 compared to an average balance of $424,545,000 with an average yield of 7.11% for the same period in 2000. The decrease in average balance is primarily due to Patriot allowing the investment portfolio to amortize down so it can be replaced with commercial assets. The decrease in average yield is related to general decreases in market rates on adjustable securities.

      Interest on total deposits was $7,424,000 and $16,182,000 for the three-month and six-month periods ended June 30, 2001 compared to $7,581,000 and $13,478,000 for the same periods in 2000. The average balance of total deposits was $608,763,000 with an average cost of 5.36% for the six-month period ended June 30, 2001 compared to an average balance of $557,857,000 with an average cost of 4.84% for the same period in 2000. The increase in average balance is primarily the result of aggressive marketing of certificates of deposit, money market and other transaction-based deposit accounts, offset by a decrease in Patriot's jumbo deposit program. The increase in average yield was the result of general increases in interest rates and growth in the jumbo deposit program in 2000. Patriot has shifted their focus in 2001 from growing jumbo deposits by replacing them with lower cost of borrowings as they run-off.

       Interest on borrowings was $6,168,000 and $12,286,000 for the three-month and six-month periods ended June 30, 2001 compared to $7,781,000 and $16,065,000 for the same periods in 2000. The average balance of borrowings was $417,959,000 with an average cost of 5.85% for the six-month period ended June 30, 2001 compared to an average balance of $541,502,000 with a cost of 5.93% for the same period in 2000. The decrease in average balance was due to borrowings being replaced by proceeds received on the investment sales, run-off of the mortgage loan portfolio and growth in Patriot's deposit based products offset by Patriot's commercial loan and lease portfolios. The decrease in the cost of borrowings was the result of a decrease in interest rates.

      PROVISION FOR CREDIT LOSSES. The provision for credit losses was $500,000 and $950,000 for the three-month and six-month periods ended June 30, 2001 compared to $300,000 and $600,000 for the same period in 2000. Patriot analyzes the loan loss reserve on a monthly basis to ensure its adequacy. Patriot's total loans consist of four distinct portfolios - mortgage, consumer, commercial loans and commercial leases. The mortgage loan portfolio is mature as Patriot has been in the mortgage lending business for many years. The consumer loan portfolio is also mature as Patriot has been in this business for many years as well. The level of reserves allocated to mortgage and consumer lending have been consistently based on extensive historical data regarding, among other things, delinquencies, charge-offs and recoveries. Since entering the commercial loan and lease businesses, Patriot has maintained reserves for these portfolios at the high end of the acceptable range as determined by management due in part to limited historical data regarding delinquencies, charge-offs and recoveries. As the commercial loan and lease portfolios have matured, Patriot has analyzed recent historical data regarding delinquencies, charge-offs and recoveries to determine the appropriate level of reserves. Almost all of the growth during the first six-months of 2001 in Patriot's loan portfolio has been in commercial lending and leasing. Based on the aforementioned criteria, the provision was increased in 2001 due to the additional exposure that has been assumed by Patriot by focusing more on commercial lending and leasing, which historically has had a higher credit risk despite the fact that

Patriot continues to currently have excellent asset quality with low levels of non-performing assets. At June 30, 2001 Patriot's non-performing assets were
 .39% of total assets and all loans 30 days or more delinquent were 1.09% of total loans.

      NON-INTEREST INCOME. Total non-interest income was $1,947,000 and $3,950,000 for the three-month and six-month periods ended June 30, 2001 compared to $1,780,000 and $3,287,000 for the same periods in 2000. The increase in non-interest income was primarily due to gains recognized on the sale of investment securities available for sale and an increased emphasis on recurring non-interest income such as loan and deposit fees, ATM fees, and income from bank owned life insurance, offset by a decrease in mortgage banking gains.

      NON-INTEREST EXPENSE. Total non-interest expense was $4,955,000 and $10,064,000 for the three-month and six-month periods ended June 30, 2001 compared to $5,724,000 and $11,306,000 for the same periods in 2000. The decrease in non-interest expense was primarly due to Patriot's restructuring of its mortgage banking operations overhead structure from a fixed to variable cost model.

      INCOME TAX PROVISION. The income tax provision was $596,000 and $1,193,000 for the three-month and six-month periods ended June 30, 2001 compared to $337,000 and $787,000 for the same periods in 2000. The effective tax rate was 28.56% and 27.91% for three-month and six-month periods ended June 30, 2001 compared to 20.51% and 21.97% for the same periods in 2000. The increase in income tax provision is primarily due to less income provided by certain tax preferential securities as some were sold during 2001.

      FINANCIAL CONDITION

      LOAN AND LEASE PORTFOLIO. Patriot's primary portfolio loan products are commercial loans, small ticket commercial leases, fixed-rate and adjustable-rate mortgage loans and home equity loans and lines of credit. Patriot also offers residential construction loans and other consumer loans. At June 30, 2001 Patriot's total loan portfolio was $651,019,000, compared to a total loan portfolio of $650,640,000 at December 31, 2000. The increase in the loan portfolio was primarily the result of aggressive marketing of commercial loans and leases offset by Patriot's two-year plan to allow residential mortgages to run-off. During the six-month period ended June 30, 2001, Patriot originated total loans and leases of $111,666,000, compared to total loans and leases originated of $212,846,000 for the same period in 2000. Commercial loan and lease originations for the six-month period ended June 30, 2001 were $74,180,000 compared to $106,255,000 for the same period in 2000. Mortgage loan originations for the six-month period ended June 30, 2001 were $20,600,000 compared to $92,239,000 for the same period in 2000.

      CASH AND CASH EQUIVALENTS. Cash and cash equivalents at June 30, 2001 were $21,838,000 compared to $27,076,000 at December 31, 2000. The decrease in cash balances is associated with timing differences in borrowing activity and investment prepayments.

INVESTMENT AND MORTGAGE-BACKED SECURITIES. Investment securities consist primarily of U.S. agency securities, mortgage-backed securities which are generally insured or guaranteed by either FHLMC, FNMA or the GNMA and collateralized mortgage obligations. Total investment and mortgage-backed securities at June 30, 2001 were $317,679,000 compared to $387,378,000 at December 31, 2000. The decrease in investment and mortgage-backed securities is primarily due to $49.7 MM of investments sold during this period along with normal investment amortization. Additionally, Patriot adopted SFAS 133 on January 1, 2001. At the time of adoption, Patriot reclassified approximately $220,471,000 of fixed rate mortgage backed securities, CMO's and agency securities from held to maturity to available for sale and equity resulting in a net of tax increase of approximately $3 million in accumulated other comprehensive income. Patriot typically has not used derivative instruments and currently holds no positions that had further significant impact upon the adoption of SFAS 133 on earnings, financial condition or equity. During 2001, Patriot sold $30,333,000 of the securities reclassified resulting in a cumulative change in accounting principle with a net after tax impact of a $204,000 loss.


      OTHER ASSETS. Other assets at June 30, 2001 were $11,442,000 compared to $8,729,000 at December 31, 2000. The increase in other assets was primarily due to timing on the receipt of proceeds on the sale of investments.

      DEPOSITS. Deposits are primarily attracted from within Patriot's market area through the offering of various deposit instruments, including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Patriot also attracts jumbo certificates of deposit.

      Total deposits at June 30, 2001 were $554,887,000 compared to $651,958,000 at December 31, 2000. The decrease in balance is primarily attributed to the run-off of wholesale banking deposits offset by growth in Patriot's core deposits.

      BORROWINGS. Patriot utilizes borrowings as a source of funds for its asset growth and its asset/liability management. Patriot is eligible to obtain advances from the FHLB upon the security of the FHLB common stock it owns and certain of its residential mortgages and mortgage-backed securities, provided certain standards related to creditworthiness have been met. Patriot may also utilize repurchase agreements to meet its liquidity needs. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. Total borrowings at June 30, 2001 were $425,570,000 compared to $416,837,000 at December 31, 2000. The increase is primarily associated with higher yielding deposits being replaced by lower yielding borrowings.


OTHER LIABILTIIES. Other Liabilities at June 30, 2001 were $4,561,000 compared to $417,000 at December 31, 2000. The increase in balance is primarily the result of an increase in Patriot's deferred taxes resulting from the reclassification of investments from held to maturity to available for sale.

STOCKHOLDERS' EQUITY. Total stockholders' equity was $56,835,000 at June 30, 2001 compared to $51,800,000 at December 31, 2000. The increase in balance is primarily due to earnings offset by dividends paid to shareholders' and increases in accumulated other comprehensive income.

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

      During the six-month period ended June 30, 2001, significant liquidity was provided by growth in deposits and maturities of investment and mortgage-backed securities. The funds provided by these activities were invested in new loans and the repayment of borrowings.

                  At June 30, 2001, Patriot had outstanding loan commitments of $63,917,000. Patriot anticipates that it will have sufficient funds available to meet its loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from June 30, 2001 totaled $284,297,000. Based upon historical experience, Patriot expects that substantially all of the maturing certificates of deposit will be retained at maturity.



      Capital Resources. FDIC regulations currently require companies to maintain a minimum leverage capital ratio of not less than 3% of tier 1 capital to total adjusted assets and not less than 4% of risk-adjusted assets, and a minimum risk-based capital ratio (based upon credit risk) of not less than 8%. The FDIC requires a minimum leverage capital requirement of 3% for institutions rated composite 1 under the CAMEL rating system. For all other institutions, the minimum leverage capital requirement is 3% plus at least an additional 1% to 2%, (100 to 200) basis points. At June 30, 2001, Patriot Bank's and Patriot Bank Corp.'s capital ratios exceeded all requirements to be considered well capitalized. The following table sets forth the capital ratios of Patriot Bank Corp., Patriot Bank and the current regulatory requirements at June 30, 2001:

                                                                               To Be                     To Be

                                                       Actual              Adequacy Capitalized    Well Capitalized
                                                       ------              --------------------    ----------------

                                                 Amount      Ratio          Amount       Ratio     Amount       Ratio
                                                 ------      -----          ------       -----     ------       -----


                                                                           As of  June 30, 2001

Total  capital (to risk weighted assets)

Patriot Bank Corp.                               $71,165      11.06%          $51,456       8%     $64,320        10%

Patriot                                           70,065      10.91%           51,385       8%      64,231        10%



Tier I capital (to risk-weighted assets)



Patriot Bank Corp.                                64,833      10.08%           25,728       4%      38,592         6%

Patriot                                           63,397       9.87%           25,692       4%      38,539         6%



 Tier I capital (to average assets)



Patriot Bank Corp.                                64,833       6.18%           41,982       4%      52,478         5%

Patriot                                           63,397       6.04%           43,061       4%      53,826         5%


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

      Patriot pursues several actions designed to control its level of interest rate risk. These actions include increasing the percentage of the loan portfolio consisting of short-term and adjustable-rate loans through increased originations of these loans, acquiring short-term and adjustable-rate mortgage-backed securities, and undertaking to lengthen the maturities of deposits and borrowings. At June 30, 2001, Patriot's total interest-bearing liabilities maturing or repricing within one year exceeded its total net interest-earning assets maturing or repricing in the same time period by $52,231,000 representing a one-year cumulative "gap," as defined above, as a percentage of total assets of negative 4.99%.

      The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2001, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2001, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a Three-Month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

                                                                                        At June 30, 2001
                                                                                        ----------------
                                                    3 Months    3 Months to    6 Months to    1 Year to    3 Years to More than

                                                    or Less       6 Months        1 Year       3 Years       5 Years     5 Years
                                                    -------       --------        ------       -------       -------     -------
                                                                                          (In thousands)

INTEREST EARNING ASSETS(1):
Interest earning deposits                         $    3,805    $       --     $       --     $       --    $       --  $       --
Investment and mortgage-backed securities,            47,373        14,523         11,622         32,909        22,958     188,294
net (2)(5)                                           124,821        43,377         73,416        195,253       144,515      73,462
Loans receivable, net(3)(5)                       ----------    ----------     ----------     ----------    ----------  ----------

Total interest-earning assets                        175,999        57,900         85,038        228,162       167,473     261,756

Non-interest-earning assets                               --            --             --             --            --      70,716
                                                  ----------    ----------     ----------     ----------    ----------  ----------

Total assets                                         175,999        57,900         85,038        228,162       167,473     332,472
                                                  ----------    ----------     ----------     ----------    ----------  ----------
INTEREST-BEARING LIABILITIES:

Money market and passbook savings                      6,787         6,787         13,574         22,736        18,556      98,606
accounts(6)                                               84            84            167            482           996      64,365
Demand and NOW accounts (6)                           97,522        76,051        110,724         26,509         8,499       2,358
Certificates of deposit                               19,000             0         40,388        120,000        72,000     179,373
Borrowings                                        ----------    ----------     ----------     ----------    ----------  ----------

                                                     123,393        82,922        164,853        169,727       100,051     344,702
Total interest-bearing liabilities
                                                                                                                             4,561
Non-interest-bearing liabilities                          --            --             --             --            --      56,835
Equity                                            ----------    ----------     ----------     ----------    ----------  ----------

                                                     123,393        82,922        164,853        169,727       100,051     406,098
Total liabilities and equity                                    ----------     ----------     ----------    ----------  ----------

                                                  $   52,606    $  (25,022)    $  (79,815)    $   58,435    $   67,422  $  (73,626)
Interest sensitivity gap(4)                       ==========    ==========     ==========     ==========    ==========  ==========

                                                  $   52,606    $   27,584     $  (52,231)    $    6,204    $   73,626      $--
Cumulative interest sensitivity gap               ==========    ==========     ==========     ==========    ==========  ==========

                                                       5.02%         2.63%         (4.99)%         0.59%         7.03%      --%
Cumulative interest sensitivity gap as a percent
of total assets

Cumulative interest-earning assets as a               142.63%       113.37%         85.93%        101.15%       111.49%    99.05%
percent of cumulative interest-bearing liabilities

                                                       Total
                                                       -----
INTEREST EARNING ASSETS(1):
Interest earning deposits                             $    3,805
Investment and mortgage-backed securities,               317,679
net (2)(5)
Loans receivable, net(3)(5)                              654,844
                                                      ----------

Total interest-earning assets                            976,328

Non-interest-earning assets                               70,716
                                                      ----------

Total assets                                           1,047,044
                                                      ----------

INTEREST-BEARING LIABILITIES:

Money market and passbook savings                        167,046
accounts(6)
Demand and NOW accounts (6)                               66,178
Certificates of deposit                                  321,663
Borrowings                                               430,761
                                                      ----------

Total interest-bearing liabilities                       985,648

Non-interest-bearing liabilities                           4,561
Equity                                                    56,835
                                                      ----------

Total liabilities and equity                           1,047,044
                                                      ----------
Interest sensitivity gap(4)                               $--
                                                      ==========
Cumulative interest sensitivity gap

Cumulative interest sensitivity gap as a percent of total assets

Cumulative interest-earning assets as a
percent of cumulative interest-bearing liabilities

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

      (6) Money market and savings accounts, and NOW account decay rates have been estimated based upon a historical analysis of core deposit trends.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



      As shown above, the Bank has a negative gap (interest-sensitive liabilities are greater than interest-sensitive assets) within the next year, which generally indicates that a decrease in rates may lead to an increase in net interest income and an increase in rates may lead to a decrease in net interest income.

      The disscusion concerning the effects of interest rate changes on the Company's estimated net interest income for the year ending December 31, 2001 set forth in "Managements Discussion an Analysis of Financial and Results of Operations -- Management of Interest Rate Risk" in Item 2 herof, is incorporated herein by reference.

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


      Through the use of income simulation modeling Patriot has calculated an estimate of net interest income for the year through June 30, 2002, based upon the assets, liabilities and off-balance sheet financial instruments in existence at June 30, 2001. Patriot has also estimated changes to that estimated net interest income based upon interest rates rising or falling in monthly increments ("rate ramps"). Rate ramps assume that all interest rates increase or decrease in monthly increments evenly throughout the period modeled. The following table reflects the estimated percentage change in estimated net interest income for the period ending June 30, 2002.



                    ---------------------------------------------------------------------
                                     Rate ramp
                                 to interest rates              % change
                    ---------------------------------------------------------------------
                                      +2%                              .16%

                                      -2%                            (3.19%)

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



    Item 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



            The company held its Annual Meeting of Shareholders on April 24, 2001. At the said meeting 6,190,072 shares of Common Stock were entitled to vote, of which 5,297,765 shares were present in person or by proxy. The following matters were voted upon at the Annual Meeting and the number of affirmative votes, negative votes and abstentions with respect to the matters are as follows:



      1. At the Annual Meeting, two directors were elected for three-year terms. The nominees were James B. Elliott and Larry V. Thren.



                                For                   %               Withheld              %

      James B. Elliott       5,094,549             96.20               203,216             3.80

      Larry V. Thren         5,093,739             96.10               204,026             3.90



      The names of each of the directors whose term of office continued after the Annual Meeting and their respective term expirations are as follows:

                  James A. Bentley Jr.  2002

                  Richard A. Elko       2002

                  Russell J. Kunkel     2003

                  Thomas D. Paulus      2003

      2. The ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of Patriot Bank Corp. for fiscal year ending December 31, 2001.



    For            %          Against      %         Abstain      %


5,161,226       97.40%         48,120     .9%        88,419      1.70%

Item 5    OTHER INFORMATION



            Not applicable.



Item 6    EXHIBITS AND REPORTS ON FORM 8-K.



            (a) The Following exhibits are filed as part of this report.

                    none



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




                                                           PATRIOT BANK CORP.
                                                      -------------------------------------------
                                                           (Registrant)




Date              May 11, 2001
         -------------------------------------        -------------------------------------------
                                                                Richard A. Elko
                                                       President and Chief Executive Officer



Date              May 11, 2001
         -------------------------------------        -------------------------------------------
                                                                James G. Blume
                                                          Senior Vice President and
                                                          Chief Financial Officer