Form 10-Q/A
period 2001-06-30
PATRIOT BANK CORP
filed 2001-08-14
CIK 1000235

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




                                                           PATRIOT BANK CORP.
                                                      -------------------------------------------
                                                           (Registrant)




Date              August 14, 2001
         -------------------------------------        -------------------------------------------
                                                                Richard A. Elko
                                                       President and Chief Executive Officer



Date              August 14, 2001
         -------------------------------------        -------------------------------------------
                                                                James G. Blume
                                                          Senior Vice President and
                                                          Chief Financial Officer