Form 10-Q
period 2001-09-30
PATRIOT BANK CORP
filed 2001-11-14
CIK 1000235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       or

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    --------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,281,398 shares of common stock were outstanding as of November 14, 2001.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                      INDEX


                                                                                                     Page

PART I        FINANCIAL INFORMATION

        Item 1  FINANCIAL STATEMENTS (Unaudited)

                Consolidated Balance Sheets at September 30, 2001
                and December 31, 2000

                Consolidated Statements of Income for the Three-Month and Nine-month
                Periods ended September 30, 2001 and 2000

                Consolidated Statements of Stockholders' Equity for the
                Periods ended September 30, 2001 and December 31, 2000

                Consolidated Statements of Cash Flows for the Nine-month
                Periods ended September 30, 2001 and 2000

                Consolidated Statements of Comprehensive Income for the
                Three-Month and Nine-month Periods ended September 30, 2001 and 2000

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

PART II       OTHER INFORMATION

        Items 1 through 6


SIGNATURES

                       Patriot Bank Corp. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                                                      September 30,     December 31,
--------------------------------------------------------------------------------------------------------------------------
                                                                                          2001              2000
--------------------------------------------------------------------------------------------------------------------------
                                                                                       (unaudited)
ASSETS
Cash and due from banks                                                                $    18,053      $     2,910
Interest-earning deposits in other financial institutions                                    1,591           24,166
                                                                                       -----------      -----------
   Total cash and cash equivalents                                                          19,644           27,076
Investment and mortgage-backed securities available for sale                               257,663           84,889
Investment and mortgage-backed securities held to maturity
    (market value of $54,778 and $299,685 at September 30, 2001
     and December 31, 2000, respectively)                                                   54,841          302,489
Loans held for sale                                                                          2,111            8,564
Loans and leases receivable, net of allowance for credit loss of $6,082 and $5,839
   at September 30, 2001 and December 31, 2000, respectively                               649,288          650,640
Premises and equipment, net                                                                  6,700            7,574
Accrued interest receivable                                                                  4,189            5,125
Real estate and other property owned                                                           292               62
Cash surrender value life insurance                                                         17,070           16,483
Goodwill                                                                                     8,999            9,426
Core Deposit Intangible                                                                      3,484            3,848
Other assets                                                                                 7,183            8,729
                                                                                       -----------      -----------
    Total assets                                                                       $ 1,031,464      $ 1,124,905
                                                                                       ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                               $   536,886      $   651,958
FHLB advances                                                                              405,529          317,186
Securities sold under repurchase agreements                                                     --           80,651
Trust preferred debt securities                                                             19,000           19,000
Advances from borrowers for taxes and insurance                                              2,541            3,893
Other liabilities                                                                            5,356              417
                                                                                       -----------      -----------
      Total liabilities                                                                    969,312        1.073,105
                                                                                       -----------      -----------
Preferred stock, $.01 par value, 2,000,000 shares authorized, none
      Issued at September 30, 2001 and December 31, 2000, respectively                          --               --
Common stock, no par value, 10,000,000 shares authorized, 6,555,436
      issued at September 30, 2001 and December 31, 2000                                        --               --
Paid in capital                                                                             58,209           58,174
Common stock acquired by ESOP, 340,652 and 359,934  shares at amortized cost at
     September 30, 2001 and December 31, 2000, respectively                                 (1,864)          (1,999)
Common stock acquired by MRP, 18,537 and 57,195 shares at amortized
     cost at September 30, 2001 and December 31, 2000, respectively                            (75)            (241)
Retained earnings                                                                            7,409            4,833
Treasury stock, 276,304 and 353,660 at cost at September 30, 2001
     and December 31, 2000, respectively                                                    (3,482)          (4,043)
Accumulated other comprehensive income (loss)                                                1,955           (4,924)
                                                                                       -----------      -----------
     Total stockholders' equity                                                             62,152           51,800
                                                                                       -----------      -----------
     Total liabilities and stockholders' equity                                        $ 1,031,464      $ 1,124,905
                                                                                       ===========      ===========

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except for share data)


                                                                        Three-Month Period Ended         Nine-Month Period Ended
                                                                                             September 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          2001            2000            2001             2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              (unaudited)

INTEREST INCOME
  Interest-earning deposits                                             $     71        $     64        $    489        $    293
    Investment and mortgage-backed securities                              4,931           6,992          16,595          21,384
    Loans and leases                                                      13,505          14,474          41,230          41,596
                                                                        --------        --------        --------        --------
        Total interest income                                             18,507          21,530          58,314          63,273
                                                                        --------        --------        --------        --------
INTEREST EXPENSE
    Deposits                                                               6,330           8,578          22,512          22,056
    Short-term borrowings                                                    808           4,507           1,531          13,028
    Long -term borrowings                                                  5,382           3,077          16,947          10,621
                                                                        --------        --------        --------        --------
         Total interest expense                                           12,520          16,162          40,990          45,705
                                                                        --------        --------        --------        --------
    Net interest income before provision for
               Credit losses                                               5,987           5,368          17,324          17,568
    Provision for credit losses                                             (500)           (225)         (1,450)           (825)
                                                                        --------        --------        --------        --------
    Net in1terest income after provision for
               Credit losses                                               5,487           5,143          15,874          16,473
                                                                        --------        --------        --------        --------
NON-INTEREST INCOME
    Service fees, charges and other operating income                       1,502           1,318           4,139           3,737
    Gain (loss) on sale of real estate acquired through
            Foreclosure                                                        2              (4)            (14)             (7)
    Gain on sale of investment and mortgage-backed
           Securities available for sale                                      --              --             503               1
    Mortgage banking gains                                                   487             962           1,313           1,832
                                                                        --------        --------        --------        --------
           Total non-interest income                                       1,991           2,276           5,941           5,563
                                                                        --------        --------        --------        --------
NON-INTEREST EXPENSE
     Salaries and employee benefits                                        2,480           2,803           7,102           8,154
     Office occupancy and equipment                                        1,107           1,246           3,412           3,975
     Professional services                                                   260             371             615             851
     Advertising                                                             275             158             608             461
     Deposit processing                                                      161             174             467             493
     Goodwill amortization                                                   183             195             547             502
     Core Deposit Intangible                                                 121             121             364             364
     Office supplies & postage                                               159             173             449             579
     MAC expense                                                             123             165             349             461
     Other operating expense                                                 402             498           1,421           1,370
                                                                        --------        --------        --------        --------
             Total non-interest expense                                    5,271           5,904          15,334          17,210
                                                                        --------        --------        --------        --------
Income before taxes and cumulative effect of
      Change in accounting principle                                       2,207           1,515           6,481           5,096
      Income taxes                                                           629             287           1,822           1,074
                                                                        --------        --------        --------        --------
Income before cumulative effect of change
      In accounting principle                                              1,578           1,228           4,659           4,022
Cumulative effect of change in accounting principle, net of
      ($105,000) in income tax                                                --              --            (204)             --
                                                                        --------        --------        --------        --------
             Net income                                                 $  1,578        $  1,228        $  4,455        $  4,022
                                                                        ========        ========        ========        ========

Basic Earnings Per Share:
Income before cumulative effect of change in accounting principle       $   0.27        $   0.21        $   0.79        $   0.69
Cumulative effective of change in accounting principle                        --              --            (.03)             --
                                                                        --------        --------        --------        --------
  Net Income                                                            $   0.27        $   0.21        $   0.76        $   0.69
                                                                        ========        ========        ========        ========

Dilutive Earnings Per Share:
Income before cumulative effect of change in accounting principle       $   0.26        $   0.21        $   0.78        $   0.68
Cumulative effective of change in accounting principle                        --              --            (.03)             --
                                                                        --------        --------        --------        --------
  Net Income                                                            $   0.26        $   0.21        $   0.75        $   0.68
                                                                        ========        ========        ========        ========

  Dividends Per Share                                                   $    .09        $    .09        $    .28        $    .27
                                                                        ========        ========        ========        ========

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (in thousands, unaudited)

                                                                                                          Accumulated
                                                                                                             Other
                                     Number of    Paid-in                          Retained    Treasury  Comprehensive
                                       Shares     Capital      ESOP       MRP      Earnings     Stock    (Loss) Income    Total
                                     ---------    -------    --------    -----     --------    --------  -------------   --------


BALANCE AT JANUARY 1, 2000              5,691     $58,117    $(2,141)    $(638)    $ 4,737     $(4,172)    $(6,135)     $ 49,768
Common stock retired by MRP                           (20)                                          --          --           (20)
Common stock forfeited by
     MRP                                   --          --         --        20          --          --          --            20
Release and amortization
    Of MRP                                 52           3         --       377          --          --          --           380
Release of ESOP shares                     25          74        142        --          --          --          --           216
Purchase ESPP shares                       16          --         --        --          --         129          --           129
Change in unrealized losses
    On securities available
    For sale, net of taxes                 --          --         --        --          --          --       1,211         1,211
Net income                                 --          --         --        --       2,009          --          --         2,009
Cash dividends paid                        --          --         --        --      (1,913)         --          --        (1,913)
                                       ------     -------    -------     -----     -------     -------     -------      --------
BALANCE AT DECEMBER 31, 2000            5,784     $58,174    $(1,999)    $(241)    $ 4,833     $(4,043)    $(4,924)     $ 51,800
                                       ------     -------    -------     -----     -------     -------     -------      --------
Release and amortization
    Of MRP                                 39          --         --       166          --          --          --           166
Release of ESOP shares                     19          35        135        --          --          --          --           170
Purchase ESPP shares                        5          --         --        --          --          36          --            36
Stock options exercised                    73          --         --        --          --         525          --           525
Unrealized gains associated
   with change in accounting
   principle                               --          --         --        --          --          --       3,000         3,000
Change in unrealized losses
   on securities available
   for sale, net of taxes                  --          --         --        --          --          --       3,879         3,879
Net income                                 --          --         --        --       4,455          --          --         4,455
Cash dividends paid                        --          --         --        --      (1,879)         --          --        (1,879)
                                       ------     -------    -------     -----     -------     -------     -------      --------
BALANCE AT SEPTEMBER 30, 2001           5,920     $58,209    $(1,864)    $ (75)    $ 7,409     $(3,482)    $ 1,955      $ 62,152
                                       ------     -------    -------     -----     -------     -------     -------      --------

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)


                                                                                       Nine-Months Period Ended September 30,
                                                                                       --------------------------------------
                                                                                                 2001          2000
                                                                                                 ----          ----
Operating activities
Net Income                                                                                    $   4,455     $   4,022
Adjustments to reconcile net income to net cash (used in) provided by operating activities
        Amortization and accretion of
           Deferred loan origination fees                                                           (45)         (353)
           Premiums and discounts                                                                (1,483)       (2,198)
           MRP shares                                                                               166           279
           Goodwill and Core Deposit Intangible                                                     911           866
        Provision for credit losses                                                               1,450           825
        Release of ESOP shares                                                                      170            87
        (Gain) on sale of  securities available for sale                                           (194)           (1)
        Loss on sale of real estate owned                                                            14             7
        Recoveries on real estate owned                                                              39            16
        Depreciation of premises and equipment                                                    1,191         1,343
        Mortgage loans originated for sale                                                      (53,947)     (109,617)
        Mortgage loans sold                                                                      60,400       145,643
        (Increase) decrease in deferred income taxes                                             (2,377)          715
        (Increase) in cash surrender value of life insurance                                       (587)         (595)
        Increase (decrease) in accrued interest receivable                                          936           (68)
        Decrease in other assets                                                                    288         3,560
        Increase (decrease) in other liabilities                                                  4,819        (2,776)
                                                                                              ---------     ---------
             Net cash provided by operating activities                                           16,206        41,755
                                                                                              ---------     ---------
Investing activities
       Loan originations and principal payments on loans, net                                    (1,590)      (66,239)
       Proceeds from the sale of securities - available for sale                                 49,830            --
       Proceeds from the maturity of securities - available for sale                             39,357         2,619
       Proceeds from the maturity of securities - held to maturity                               27,178        35,724
       Purchase of securities - available for sale                                              (29,149)       (1,118)
       Proceeds from sale of real estate owned                                                    1,341           291
       Purchase of premises and equipment                                                          (333)       (1,523)
       Proceeds from sale of premises and equipment                                                  16         2,431
                                                                                              ---------     ---------
          Net cash provided by (used in) investing activities                                    86,650       (27,815)
                                                                                              ---------     ---------
Financing activities
       Net (decrease) increase in deposits                                                     (115,310)      139,312
       Repayment of short term borrowings                                                       (22,651)     (202,234)
       Repayment of long term borrowings                                                             --        (1,902)
       Proceeds from long term borrowings                                                        30,343        70,000
       (Decrease) in advances from
          Borrowers for taxes and insurance                                                      (1,352)       (1,709)
       Cash paid for dividends                                                                   (1,879)       (1,640)
       Purchase of Treasury Stock                                                                   561            --
                                                                                              ---------     ---------

Net cash (used in) provided by financing activities                                            (110,288)        1,827
                                                                                              ---------     ---------

Net (decrease) increase in cash and cash equivalents                                             (7,432)       15,767

Cash and cash equivalents at beginning of year                                                   27,076         8,161
                                                                                              ---------     ---------

Cash and cash equivalents at of the nine month period                                         $  19,644     $  23,928
                                                                                              =========     =========

Supplemental Disclosures
         Cash paid for interest on deposits                                                   $  22,275     $  21,553
                                                                                              =========     =========
         Cash paid for income taxes                                                           $   1,194     $   1,254
                                                                                              =========     =========
         Transfers from loans and leases to real estate owned                                 $   1,533     $     191
                                                                                              =========     =========
         Transfer securities from available for sale to held to maturity                      $ 220,471     $      --
                                                                                              =========     =========

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (in thousands, unaudited)

                                                               Three-Month Period Ended     Nine-Month Period Ended
-------------------------------------------------------------------------------------------------------------------------------
                                                                                 September 30,
-------------------------------------------------------------------------------------------------------------------------------
                                                                   2001         2000          2001           2000
-------------------------------------------------------------------------------------------------------------------------------


Net income                                                        $1,578       $1,228        $ 4,455        $4,022

Other comprehensive income, net of tax

   Unrealized gains on securities

      Unrealized gains associated with change in accounting
               principle                                              --           --          3,000            --

      Unrealized holding gains arising during the period           3,704          758          4,007            59

      Less: Reclassification adjustment for gains included
               in net income                                          --           --           (128)           --
                                                                  ------       ------        -------        ------


Comprehensive income                                              $5,282       $1,986        $11,334        $4,081
                                                                  ======       ======        =======        ======

PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2001


Note 1 - General

    The accompanying financial statements of Patriot Bank Corp. and Subsidiaries ("Patriot") include the accounts of the parent company, Patriot Bank Corp. and its wholly-owned subsidiaries, Patriot Bank and Patriot Investment Company. All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2000.

PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2001

Note 2 - Investment And Mortgage-Backed Securities

    The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows:



-----------------------------------------------------------------------------------------------------------------------------------
                                                   September 30, 2001                           December 31, 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                       Amortized  Unrealized  Unrealized   Fair      Amortized  Unrealized  Unrealized   Fair
                                          cost       gain        loss      value       cost        gain        loss      value
-----------------------------------------------------------------------------------------------------------------------------------
                                                                           (in thousands)
AVAILABLE FOR SALE:
Investment securities
    U.S. . Treasury and
       Government agency
       Securities                       $ 29,035    $   25      $  712    $ 28,348    $     --    $   --     $   --     $    --
    Corporate debt securities             16,232        27       1,881      14,378      17,084        15      1,992      15,107
    FHLMC Preferred Stock                 34,978     2,659          --      37,637      44,973     1,915         --      46,888
    FHLB Stock                            21,084        --          --      21,084      16,609        --         --      16,609
    Equity securities                      5,850        27         340       5,537       6,295         9        639       5,665
Mortgage-backed securities
    FHLMC                                  5,425        92          --       5,517         613         7         --         620
    FNMA                                  48,182       501           4      48,679          --        --         --          --
    GNMA                                     122        11          --         133          --        --         --          --
Collateralized Mortgage Obligations:
    FHLMC                                 48,161       798          82      48,877          --        --         --          --
    FNMA                                  41,913       860          --      42,773          --        --         --          --
    Other                                  4,625        75          --       4,700          --        --         --          --
                                        --------    ------      ------    --------    --------    ------    -------    --------

Total securities available for
    Sale                                $255,607    $5,075      $3,019    $257,663    $ 85,574    $1,946    $ 2,631    $ 84,889
                                        ========    ======      ======    ========    ========    ======    =======    ========

HELD TO MATURITY:
Investment securities
   U.S. Treasury and
     Government agency
     Securities                         $ 18,774    $  644      $  109    $ 19,309    $ 76,545    $4,144    $ 7,131    $ 73,558
     Corporate debt securities             1,000        12          --       1,012       1,001        --          1       1,000

Mortgage-backed securities
     FHLMC                                 1,780        27          36       1,771       3,446        27         47       3,426
     FNMA                                  1,773        84          53       1,804      48,462     2,605      1,183      49,884
     GNMA                                  2,512        63          66       2,509       3,573        38         83       3,528

Colateralized mortgage
   Obligations
    FHLMC                                 19,141       424         917      18,648      90,920     1,240      2,238      89,922
    Fannie Mae                             9,861        58         194       9,725      70,043       922      1,198      69,767
    Other                                     --        --          --          --       6,196        14         35       6,175
    CMBS                                      --        --          --          --       2,303       122         --       2,425
                                        --------    ------      ------    --------    --------    ------    -------    --------

Total securities held to maturity       $ 54,841    $1,312      $1,375    $ 54,778    $302,489    $9,112    $11,916    $299,685
                                        ========    ======      ======    ========    ========    ======    =======    ========

Note 3 - Loans Receivable

    Loans receivable are summarized as follows:


                                                     September 30,     December 31,
---------------------------------------------------------------------------------------------
                                                         2001             2000
---------------------------------------------------------------------------------------------
                                                            (in thousands)

Mortgage loan portfolio
   Secured by real estate                              $ 224,764        $ 253,213
   Construction                                            4,652           10,779
 Consumer loan portfolio
   Home equity                                            67,108           64,733
   Consumer                                                8,972            8,553
Comercial loan portfolio
   Commercial                                            275,989          252,837
   Commercial leases                                      73,218           67,094
                                                       ---------        ---------

     Total loans receivable                              654,703          657,209
     Less deferred loan origination costs (fees)             667             (730)
     Allowance for credit losses                          (6,082)          (5,839)
                                                       ---------        ---------

     Total loans receivable, net                       $ 649,288        $ 650,640
                                                       =========        =========


Note 4 - Deposits


   Deposits are summarized as follows:

                                                     September 30,     December 31,
---------------------------------------------------------------------------------------------
Deposit type                                             2001             2000
---------------------------------------------------------------------------------------------
                                                            (in thousands)

NOW                                                     $  31,765        $  23,163

Money market                                              136,883          110,092

Savings accounts                                           36,392           29,051

Non-interest-bearing demand                                34,869           41,309
                                                        ---------        ---------
   Total demand, transaction, money
       market and savings deposits                        239,909          203,615

Certificates of deposits                                  296,977          448,343
                                                        ---------        ---------
   Total deposits                                       $ 536,886        $ 651,958
                                                        =========        =========

NOTE 5 - EARNINGS PER SHARE

         The dilutive effect of stock options is excluded from basic earnings per share but included in the computation of diluted earnings per share.

                                       For Three-Months Ended September 30, 2001     For Nine-Months Ended September 30, 2001
                                       -----------------------------------------     ----------------------------------------

                                           Income      Avg Shares    Per-Share           Income      Avg Shares    Per-Share
                                        (Numerator)   (Denominator)   Amount           (Numerator)  (Denominator)   Amount
                                        -----------   -------------   ------           -----------  -------------   ------

BASIC EPS
Net Income available to common
Stockholders                               $1,578          5,902       $0.27              $4,455          5,867       $0.76

EFFECT OF DILUTIVE SECURITIES
Dilutive Options                               --            180        (.01)                 --            112        (.01)
                                           ------          -----       -----              ------          -----       -----

DILUTED EPS
Net income available to common
Stockholders plus assumed conversions      $1,578          6,082       $0.26              $4,455          5,979       $0.75
                                           ======          =====       =====              ======          =====       =====



                                       For Three-Months Ended September 30, 2000     For Nine-months Ended September 30, 2000
                                       -----------------------------------------     ----------------------------------------

                                           Income      Avg Shares    Per-Share           Income      Avg Shares    Per-Share
                                        (Numerator)   (Denominator)   Amount          (Numerator)   (Denominator)   Amount
                                        -----------   -------------   ------          -----------   -------------   ------

BASIC EPS
Net Income available to common
Stockholders                               $1,228          5,825       $0.21             $4,022          5,815       $0.69

EFFECT OF DILUTIVE SECURITIES
Dilutive Options                               --             24          --                 --            138        (.01)
                                           ------          -----       -----             ------          -----       -----

DILUTED EPS
Net income available to common
Stockholders plus assumed conversions      $1,228          5,849       $0.21             $4,022          5,953       $0.68
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

         The following table highlights income statement and balance sheet information for each of the segments at or for the three-month and nine-month periods ending September 30, 2001 and 2000 (in thousands).

                            For the three-month period ended September 30, 2001  For the nine-month period ended September 30, 2001
                            ---------------------------------------------------  --------------------------------------------------

                                    PB            PCLC           Total                 PB            PCLC           Total
                                    --            ----           -----                 --            ----           -----

Net interest income              $  5,424       $   563       $    5,987            $ 15,584       $ 1,740       $   17,324

Other income                        1,664           327            1,991               4,871         1,070            5,941

Total net income                    1,403           175            1,578               3,898           557            4,455

Total assets                      957,367        74,097        1,031,464             957,367        74,097        1,031,464

Total loans and leases,           581,486        73,217          654,703             581,486        73,217          654,703
gross

                           For the three-month period ended September 30, 2000   For the nine-month period ended September 30, 2000
                           ---------------------------------------------------   --------------------------------------------------

                                   PB             PCLC            Total                PB             PCLC            Total
                                   --             ----            -----                --             ----            -----

Net interest income           $    4,872        $   496        $    5,368          $   16,484       $ 1,084        $   17,568

Other income                       1,981            295             2,276               4,717           846             5,563

Total net income                   1,087            141             1,228               3,599           423             4,022

Total assets                   1,067,684         65,764         1,133,448           1,067,684        65,764         1,133,448

Total loans and leases,          572,200         67,019           639,219             572,200        67,019           639,219
gross

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

Note 11 - Asset Retirement Obligations

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and it applies to all entities. It is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. The Bank does not expect the adoption of the Statement to have an impact on it's earnings, financial condition, or equity.


Note 12 - Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, the Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with earlier application encouraged. The provisions of this Statement generally are to be applied prospectively. The Bank does not expect the adoption of the Statement to have an impact on it's earnings, financial condition, or equity.

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

    GENERAL. Patriot reported diluted earnings per share of $.26 and net income of $1,578,000 for the three-month period ended September 30, 2001 compared to diluted earnings per share of $.21 and net income of $1,228,000 for the three month period ended September 30, 2000. Diluted earnings per share for the nine-month period ending September 30, 2001 was $.75 and net income of $4,455,000 compared with $.68 and net income of $4,022,000 for the nine-month period ended September 30, 2000. Return on average equity was 10.67%, for the three-month period ended September 30, 2001 compared to 9.48%, for the three-month period ended September 30, 2000.

    NET INTEREST INCOME. Net interest income for the three-month and nine-month periods ended September 30, 2001 was $5,987,000 and $17,324,000 compared to $5,368,000 and $17,568,000 for the same periods in 2000. Patriot's net interest margin (net interest income as a percentage of average interest-earning assets) was 2.40% for the nine-month period ended September 30, 2001 compared to 2.28% for the same period in 2000. The improvement of Patriot's interest margin spread to 2.61% is primarily associated with decreases in the cost of funds associated with growth of Patriot's core deposit accounts, continuing growth in the higher yielding commercial loan and lease portfolios, coupled with the reductions in investments and mortgage loans and associated wholesale funding.

    Interest on loans and leases was $13,505,000 and $41,230,000 for the three-month and nine-month periods ended September 30, 2001 compared to $14,474,000 and $41,596,000 for the same periods in 2000. The average balance of loans was $655,172,000 with an average yield of 8.37% for the nine-month period ended September 30, 2001 compared to an average balance of $669,394,000 with an average yield of 8.28% for the same period in 2000. The decrease in interest on loans is the result of Patriot's two year plan to allow mortgages to run-off, offset by aggressive marketing of commercial loans and leases. The increase in average yield is primarily a result of a greater volume of higher yielding commerical loans and leases.

    Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $4,931,000 and $16,595,000 for the three-month and nine-month periods ended September 30, 2001 compared to $6,992,000 and $21,384,000 for the same periods in 2000. The average balance of the investment portfolio was $342,947,000 with an average yield of 6.81% for the nine-month period ended September 30, 2001 compared to an average balance of $418,547,000 with an average yield of 7.15% for the same period in 2000. The decrease in average balance is primarily due to Patriot allowing the investment portfolio to amortize down so it can be replaced with commercial assets. The decrease in average yield is related to general decreases in market rates on adjustable securities.

    Interest on total deposits was $6,330,000 and $22,512,000 for the three-month and nine-month periods ended September 30, 2001 compared to $8,578,000 and $22,056,000 for the same periods in 2000. The average balance of total deposits was $587,874,000 with an average cost of 5.12% for the nine-month period ended September 30, 2001 compared to an average balance $586,112,000 with an average cost of 5.01% for the same period in 2000. The increase in average balance is primarily the result of aggressive marketing of certificates of deposit, money market and other transaction-based deposit accounts, offset by a decrease in Patriot's jumbo deposit program. The increase in average yield was the result of general increases in interest rates and growth in the jumbo deposit program in 2000. Patriot has shifted their focus in 2001 from growing jumbo deposits by replacing them with lower cost of borrowings as they run-off.

     Interest on borrowings was $6,190,000 and $18,478,000 for the three-month and nine-month periods ended September 30, 2001 compared to $7,584,000 and $23,649,000 for the same periods in 2000. The average balance of borrowings was $419,212,000 with an average cost of 5.82% for the nine-month period ended September 30, 2001 compared to an average balance of $519,541,000 with an average cost of 5.99% for the same period in 2000. The decrease in average balance is primarily due to borrowings being replaced by proceeds received on investment sales, run-off of mortgage loan portfolio and growth in Patriot's deposit based products offset by growth in Patriot's commercial loan and lease portfolios. The decrease in the cost of borrowings was the result of a decrease in interest rates.

    PROVISION FOR CREDIT LOSSES. The provision for credit losses was $500,000 and $1,450,000 for the three-month and nine-month periods ended September 30, 2001 compared to $225,000 and $825,000 for the same period in 2000. Patriot analyzes the loan loss reserve on a monthly basis to ensure its adequacy. Patriot's total loans consist of four distinct portfolios - mortgage, consumer, commercial loans and commercial leases. The mortgage loan portfolio is mature as Patriot has been in the mortgage lending business for many years. The consumer loan portfolio is also mature as Patriot has been in this business for many years as well. The level of reserves allocated to mortgage and consumer lending have been consistently based on extensive historical data regarding, among other things, delinquencies, charge-offs and recoveries. Since entering the commercial loan and lease businesses, Patriot has maintained reserves for these portfolios at an acceptable level as determined by management. However, many of the loans, especially the commercial loans were originated in the last 36 to 48 months, and therefore management willl continue to analyze recent historical data regarding commercial loan and lease delinquencies, charge-offs and recoveries to determine the appropriate level of reserves going forward. Almost all of the growth during the first nine-months of 2001 in Patriot's loan portfolio has been in commercial lending and leasing. Based on the aforementioned criteria, the provision was increased in 2001 due to the additional exposure that has been assumed by Patriot by focusing more on commercial lending and leasing, which historically has had a higher credit risk despite the fact that Patriot continues to currently have excellent asset quality with low levels of non-performing assets. At September 30, 2001 Patriot's non-performing assets were .45% of total assets and all loans 30 days or more delinquent were 1.17% of total loans.

    NON-INTEREST INCOME. Total non-interest income was $1,991,000 and $5,941,000 for the three-month and nine-month periods ended September 30, 2001 compared to $2,276,000 and $5,563,000 for the same periods in 2000. The three-month decrease in non-interest income was primarily due to a decrease in mortgage banking gains related to a one time sale of $50,000,000 of residential mortgage loans in 2000 offset by an increased emphasis on recurring non-interest income such as loan, deposit and ATM fees. The nine-month increase in non-interest income was primarliy the result of increased deposit fees coupled with gains recognized on the sale of investment securities available for sale offset by a decrease in mortgage banking gains.

    NON-INTEREST EXPENSE. Total non-interest expense was $5,271,000 and $15,334,000 for the three-month and nine-month periods ended September 30, 2001 compared to $5,904,000 and $17,210,000 for the same periods in 2000. The decrease in non-interest expense was primarly due to Patriot's restructuring of its mortgage banking operations overhead structure from a fixed to variable cost model.

    INCOME TAX PROVISION. The income tax provision was $629,000 and $1,822,000 for the three-month and nine-month periods ended September 30, 2001 compared to $287,000 and $1,074,000 for the same periods in 2000. The effective tax rate was 28.50% and 28.11% for three-month and nine-month periods ended September 30, 2001 compared to 18.94% and 21.08% for the same periods in 2000. The increase in income tax provision is primarily due to income provided by certain tax preferential securities comprising a smaller percentage of taxable income in 2001 coupled with the sale of some tax preferential securities in 2001.

    FINANCIAL CONDITION

    LOAN AND LEASE PORTFOLIO. Patriot's primary portfolio loan products are commercial loans, small ticket commercial leases, fixed-rate and adjustable-rate mortgage loans and home equity loans and lines of credit. Patriot also offers residential construction loans and other consumer loans. At September 30, 2001 Patriot's total loan portfolio was $649,288,000, compared to a total loan portfolio of $650,640,000 at December 31, 2000. The decrease in the loan portfolio was primarily the result of Patriot's two-year plan to allow residential mortgages to run-off offset by growth in the commercial loan and lease portfolios. Commercial loan and lease originations for the nine-month period ended September 30, 2001 were $117,874,000 compared to $148,390,000 for the same period in 2000.

    CASH AND CASH EQUIVALENTS. Cash and cash equivalents at September 30, 2001 were $19,644,000 compared to $27,076,000 at December 31, 2000. The decrease in cash balances is associated with timing differences in borrowing activity and investment prepayments.

INVESTMENT AND MORTGAGE-BACKED SECURITIES. Investment securities consist primarily of U.S. agency securities, mortgage-backed securities which are generally insured or guaranteed by either FHLMC, FNMA or the GNMA and collateralized mortgage obligations. Total investment and mortgage-backed securities at September 30, 2001 were $312,504,000 compared to $387,378,000 at December 31, 2000. The decrease in investment and mortgage-backed securities is primarily due to $49,830,000 of investments sold during this period along with higher investment amortization and prepayments. Additionally, Patriot adopted SFAS 133 on January 1, 2001. At the time of adoption, Patriot reclassified approximately $220,471,000 of fixed rate mortgage backed securities, CMO's and agency securities from held to maturity to available for sale and equity resulting in a net of tax increase of approximately $3,000,000 in accumulated other comprehensive income. Patriot typically has not used derivative instruments and currently holds no positions that had further significant impact upon the adoption of SFAS 133 on earnings, financial condition or equity. During the first quarter of 2001, Patriot sold $30,333,000 of the securities reclassified resulting in a cumulative change in accounting principle with a net after tax impact of a $204,000 loss.

    OTHER ASSETS. Other assets at September 30, 2001 were $7,183,000 compared to $8,729,000 at December 31, 2000. The decrease in other assets was primarily attributable to adjustments to Patriot's deferred tax position related to unrealized gains on investments and mortgage backed securities available for sale and timing issues related to in-process suspense accounts.

    DEPOSITS. Deposits are primarily attracted from within Patriot's market area through the offering of various deposit instruments, including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Patriot also attracts jumbo certificates of deposit. Total deposits at September 30, 2001 were $536,886,000 compared to $651,958,000 at December 31, 2000. The decrease in balance is primarily attributed to the run-off of $145,763,000 of wholesale banking deposits offset by $30,691,000 growth in Patriot's core deposits.

    BORROWINGS. Patriot utilizes borrowings as a source of funds for its asset growth and its asset/liability management. Patriot is eligible to obtain advances from the FHLB upon the security of the FHLB common stock it owns and certain of its residential mortgages and mortgage-backed securities, provided certain standards related to creditworthiness have been met. Patriot may also utilize repurchase agreements to meet its liquidity needs. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. Total borrowings at September 30, 2001 were $424,529,000 compared to $416,837,000 at December 31, 2000. The increase is primarily associated with higher yielding deposits being replaced by lower yielding borrowings.

OTHER LIABILTIIES. Other Liabilities at September 30, 2001 were $5,356,000 compared to $417,000 at December 31, 2000. The increase in other liabilities is primarliy related to the position of the federal income tax liability of the bank associated with the one time charge in the fourth quarter of 2000 and the accruing of federal taxes on Patriot's earnings throughout 2001.

STOCKHOLDERS' EQUITY. Total stockholders' equity was $62,152,000 at September 30, 2001 compared to $51,800,000 at December 31, 2000. The increase in balance is primarily due to earnings offset by dividends paid to shareholders' and increases in accumulated other comprehensive income.

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

    During the nine-month period ended September 30, 2001, significant liquidity was provided by maturities of investment and mortgage-backed securities. The funds provided by these activities were invested in new commercial loans and leases and the repayment of borrowings.

         At September 30, 2001, Patriot had outstanding loan commitments of $66,781,000. Patriot anticipates that it will have sufficient funds available to meet its loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from September 30, 2001 totaled $234,289,000. Based upon historical experience, Patriot expects that substantially all of the maturing certificates of deposit will be retained at maturity.

         Capital Resources. FDIC regulations currently require companies to maintain a minimum leverage capital ratio of not less than 3% of tier 1 capital to total adjusted assets and not less than 4% of risk-adjusted assets, and a minimum risk-based capital ratio (based upon credit risk) of not less than 8%. The FDIC requires a minimum leverage capital requirement of 3% for institutions rated composite 1 under the CAMEL rating system. For all other institutions, the minimum leverage capital requirement is 3% plus at least an additional 1% to 2%, (100 to 200) basis points. At September 30, 2001, Patriot Bank's and Patriot Bank Corp.'s capital ratios exceeded all requirements to be considered well capitalized. The following table sets forth the capital ratios of Patriot Bank Corp., Patriot Bank and the current regulatory requirements at September 30, 2001:

                                                                                   To Be                         To Be
                                               Actual                       Adequacy Capitalized            Well Capitalized
                                               ------                       --------------------            ----------------
                                          Amount     Ratio                   Amount      Ratio           Amount           Ratio
                                          ------     -----                   ------      -----           ------           -----


                                                                        As of  September 30, 2001


Total capital (to risk weighted assets)



 Patriot Bank Corp.                     $ 73,497      11.44%                 $51,409        8%            $64,261            10%

 Patriot                                  72,358      11.27%                  51,342        8%             64,178            10%



Tier I capital (to risk-weighted assets)



Patriot Bank Corp.                        66,715      10.38%                  25,704        4%             38,557             6%

Patriot                                   65,080      10.14%                  25,671        4%             38,507             6%



 Tier I capital (to average assets)



 Patriot Bank Corp.                       66,715       6.53%                  40,867        4%             51,084             5%

 Patriot                                  65,080       6.37%                  40,867        4%             51,084             5%

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

    The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap theoretically would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap position would theoretically tend to result in an increase in net interest income while a positive gap would tend to affect net interest income adversely.

    Patriot pursues several actions designed to control its level of interest rate risk. These actions include increasing the percentage of the loan portfolio consisting of short-term and adjustable-rate loans through increased originations of these loans, acquiring short-term and adjustable-rate mortgage-backed securities, and undertaking to lengthen the maturities of deposits and borrowings. At September 30, 2001, Patriot's total net interest-earning assets maturing or repricing within one year exceeded its total interest-bearing liabilities maturing or repricing in the same time period by $58,625,000 representing a one-year cumulative "gap," as defined above, as a percentage of total assets of a positive 5.68%.

    The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2001, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2001, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a Three-Month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

                                                                       At September 30, 2001
                                                                       ---------------------

                                                        3 Months    3 Months to   6 Months to    1 Year to

                                                        or Less       6 Months       1 Year       3 Years
                                                        -------       --------       ------       -------

                                                                          (In thousands)

INTEREST EARNING ASSETS(1):
Interest earning deposits                                $  1,591     $     --      $      --      $     --
Investment and mortgage-backed securities, net (2)(5)      53,569        9,295         40,793        44,493

Loans receivable, net(3)(5)                               142,777       47,682         87,968       210,722
                                                         --------     --------      ---------      --------

Total interest-earning assets                             197,937       56,977        128,761       255,215

Non-interest-earning assets                                    --           --             --            --
                                                         --------     --------      ---------      --------

Total assets                                              197,937       56,977        128,761       255,215
                                                         --------     --------      ---------      --------

INTEREST-BEARING LIABILITIES:

Money market and passbook savings accounts(6)               6,853        6,853         13,706        22,569
Demand and NOW accounts (6)                                   615          615          1,230           457
Certificates of deposit                                    76,462       71,050         86,777        52,851
Borrowings                                                 18,635          635         41,619       120,000
                                                         --------     --------      ---------      --------

Total interest-bearing liabilities                        102,565       79,153        143,332       195,877

Non-interest-bearing liabilities
Equity                                                         --           --             --            --
                                                         --------     --------      ---------      --------

Total liabilities and equity                              102,565       79,153        143,332       195,877
                                                         --------     --------      ---------      --------

Interest sensitivity gap(4)                              $ 95,372     $(22,176)     $ (14,571)     $ 59,338
                                                         ========     ========      =========      ========

Cumulative interest sensitivity gap                      $ 95,372     $ 73,196      $  58,625      $117,963
                                                         ========     ========      =========      ========

Cumulative interest sensitivity gap as a percent of          9.25%        7.10%          5.68%        11.44%
total assets

Cumulative interest-earning assets as a percent of         192.99%      140.28%        118.04%       122.64%
cumulative interest-bearing liabilities

                                                                 At September 30, 2001
                                                                 ---------------------

                                                          3 Years to More than

                                                           5 Years        5 Years        Total
                                                           -------        -------        -----

                                                                     (In thousands)

INTEREST EARNING ASSETS(1):
Interest earning deposits                                  $     --     $      --      $    1,591
Investment and mortgage-backed securities, net (2)(5)        28,042       136,312         312,504

Loans receivable, net(3)(5)                                 124,870        37,380         651,399
                                                           --------     ---------      ----------

Total interest-earning assets                               152,912       173,692         965,494

Non-interest-earning assets                                      --        65,970          65,970
                                                           --------     ---------      ----------

Total assets                                                152,912       239,662       1,031,464
                                                           --------     ---------      ----------

INTEREST-BEARING LIABILITIES:

Money market and passbook savings accounts(6)                18,576       104,718         173,275
Demand and NOW accounts (6)                                     851        62,866          66,634
Certificates of deposit                                       7,576         2,261         296,977
Borrowings                                                   72,000       174,181         427,070
                                                           --------     ---------      ----------

Total interest-bearing liabilities                           90,003       344,026         963,956

Non-interest-bearing liabilities                                            5,356           5,356
Equity                                                           --        62,152          62,152
                                                           --------     ---------      ----------

Total liabilities and equity                                 99,003       411,534       1,031,464
                                                           --------     ---------      ----------

Interest sensitivity gap(4)                                $ 53,909     $(171,872)     $       --
                                                           --------     =========      ==========

Cumulative interest sensitivity gap                        $171,872     $      --
                                                           ========     =========

Cumulative interest sensitivity gap as a percent of           16.66%           --%
total assets

Cumulative interest-earning assets as a percent of           127.72%       100.16%
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As shown above, the Bank has a positive gap (interest-sensitive assets are greater than interest-sensitive liabilities) within the next year, which generally indicates that an increase in rates may lead to an increase in net interest income and a decrease in rates may lead to a decrease in net interest income.

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

    Through the use of income simulation modeling Patriot has calculated an estimate of net interest income for the year through September 30, 2002, based upon the assets, liabilities and off-balance sheet financial instruments in existence at September 30, 2001. Patriot has also estimated changes to that estimated net interest income based upon interest rates rising or falling in monthly increments ("rate ramps"). Rate ramps assume that all interest rates increase or decrease in monthly increments evenly throughout the period modeled. The following table reflects the estimated percentage change in estimated net interest income for the period ending September 30, 2002.

                     ---------------------------------------
                            Rate ramp
                        to interest rates     % change
                     ---------------------------------------
                                +2%              2.11%

                                -2%             (3.87%)

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




                                                 PATRIOT BANK CORP.
                                       -----------------------------------------
                                                   (Registrant)




Date        November 14, 2001
       ----------------------------    -----------------------------------------
                                                    Richard A. Elko
                                         President and Chief Executive Officer



Date        November 14, 2001
       ----------------------------    -----------------------------------------
                                                     James G. Blume
                                               Senior Vice President and
                                                Chief Financial Officer