Form 10-K
period 2001-12-31
PATRIOT BANK CORP
filed 2002-03-22
CIK 1000235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                          COMMISSION FILE NO.: 0-26744

                               PATRIOT BANK CORP.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 PENNSYLVANIA                     23-2820537
                 ------------                     ----------
        (State or other jurisdiction of        (I.R.S. Employer
        incorporation or organization)        Identification No.)

       HIGH AND HANOVER STREETS, POTTSTOWN, PENNSYLVANIA    19464
       -------------------------------------------------    -----
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

 The registrant (1) has filed all reports required to be filed by Section 13 or
  15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
                               days. Yes X . No   .
                                        ---    ---

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $80,382,402 and is based upon the last sales price of $12.70 per share as quoted on The Nasdaq Stock Market for March 4, 2002.

 As of March 4, 2002, the Registrant had 6,329,323 shares outstanding
                          (excluding treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form
                                     10-K.

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
PART I

Item 1.   Business.......................................................................................   1

Item 2.   Properties.....................................................................................   8

Item 3.   Legal Proceedings..............................................................................   8

Item 4.   Submission of Matters to a Vote of Security Holders............................................   8

Item 4A.  Executive Officers of the Registrant...........................................................   8

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..........................   9

Item 6.   Selected Financial Data........................................................................  10

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations.....................................................................................  13

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.....................................  35

Item 8.   Financial Statements and Supplementary Data....................................................  35

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure.....................................................................................  71

PART III

Item 10.  Directors and Executive Officers of the Registrant.............................................  71

Item 11.  Executive Compensation.........................................................................  71

Item 12.  Security Ownership of Certain Beneficial Owners and Management.................................  71

Item 13.  Certain Relationships and Related Transactions.................................................  71

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................  72

SIGNATURES...............................................................................................  73

                PART I

ITEM 1.  BUSINESS

GENERAL

Patriot Bank Corp. (the "Company") is a Pennsylvania corporation and is the holding company for Patriot Bank (the "Bank") and Patriot Investment Company ("PIC"). The Company is a bank holding company and is subject to regulation by the Board of Governors of the Federal Reserve System (the "FRB"). Originally organized as a Delaware corporation, the Company became a Pennsylvania corporation as a result of its consolidation with First Lehigh Corporation on January 22, 1999. The Company's executive offices are located at the corporate offices of the Bank at High and Hanover Streets, Pottstown, Pennsylvania 19464.

The Bank was founded in 1905. In 1991, the Bank's predecessor converted from a federally-chartered mutual savings bank to a Pennsylvania-chartered mutual savings bank and changed its name to Patriot Savings Bank. In August 1995, the Bank converted from a Pennsylvania-chartered mutual savings bank to a federally-chartered mutual savings bank. On December 1, 1995, the Company acquired the Bank as part of the Bank's conversion from a mutual to stock form of ownership (the "Conversion"). In connection with the Conversion, the Bank changed its name to Patriot Bank. On May 23, 1997, the Bank converted to a Pennsylvania-chartered commercial bank. The Bank conducts business through its network of 17 community banking offices located in Montgomery, Berks, Chester, Lehigh and Northampton counties, Pennsylvania. As a result of its acquisition of First Lehigh Bank, the acquired deposits are insured by the Bank Insurance Fund ("BIF") administered by the FDIC, the majority of the deposits were related to deposits held by Patriot as a federal savings bank and are insured by the Savings Association Insurance Fund ("SAIF"). At December 31, 2001, the Bank had total assets of $1,009 million, deposits of $534 million and stockholder's equity of $78 million.

The Bank is a community-oriented financial services provider whose business primarily consists of attracting deposits from the general public and small businesses and originating commercial loans and leases, consumer loans, and mortgage loans in the Bank's market area. The bank also sells non-deposit investment products to consumers and invests in investment and mortgage-backed securities. In addition to deposits, the Bank uses advances from the Federal Home Loan Bank of Pittsburgh (FHLB) and repurchase agreements as sources of funds.

The Bank's revenues are derived principally from interest and fees on loans and leases, interest on investment and mortgage-backed securities and other fees and service charges. Additional revenues are derived from the sale of certain leases, mortgage loans and investments as well as the sale of non-deposit investment products to consumers. The Bank's primary sources of funds are deposits, FHLB advances, repurchase agreements, interest on loans and investment and mortgage-backed securities and principal repayments on loans and leases, and investment and mortgage-backed securities.

PIC is a Delaware investment corporation that was incorporated by the Company on September 10, 1996. Its primary business consists of maintaining an investment portfolio. At December 31, 2001, PIC had total assets of $858,000 and stockholder's equity of $858,000.

MARKET AREA AND COMPETITION

The Company is headquartered approximately 45 miles northwest of Philadelphia, Pennsylvania and its market consists primarily of Montgomery, Berks, Chester, Lehigh and Northampton counties in Pennsylvania. The segment of the markets served by the Company are primarily service and industrially oriented and demographically are comprised of middle income and upper income households.

The Company faces significant competition both in originating loans and attracting deposits. The Company's competitors are other financial services providers operating within its primary market area, some of which are larger and have greater financial resources than the Company. The Company's competition for loans and deposits comes principally from commercial banks, savings and loan associations, savings banks, credit unions, and mortgage banking companies (some of which are subsidiaries of major financial institutions). In addition, the Company faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance firms with products such as money market funds, mutual funds and annuities. Management considers the Company's community-oriented reputation for financial strength, superior customer service, and personal relationships, convenience and product offerings as a competitive advantage in attracting and retaining customers.

SUBSIDIARY ACTIVITIES

The Company has two wholly-owned subsidiaries: The Bank and PIC. The Bank has three wholly-owned subsidiaries: Patriot Commercial Leasing Co., Inc. ("PCLC"), Patriot Investments and Insurance Company ("PIIC"), and Marathon Management Company, Inc. ("Marathon"). PCLC is a small-ticket commercial leasing company. At December 31, 2001, PCLC had total assets of $78,900,000 and generated total revenues of $6,800,000 for the year ended December 31, 2001. PIIC markets certain non-deposit investment products. At December 31, 2001, PIIC had total assets of $458,000 and generated fee income of $283,000 for the year ended December 31, 2001. Marathon provides title insurance services through a joint venture partnership. At December 31, 2001, Marathon had total assets of $252,000 and generated fee income of $25,000 for the year ended December 31, 2001.

PERSONNEL

As of December 31, 2001, the Bank had 190 full-time and 13 part-time employees, none of whom was covered by a collective bargaining agreement. Management believes that the Bank has good relations with its employees and there are no pending or threatened labor disputes with its employees.

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

The Bank is subject to extensive regulation, examination and supervision by the Federal Deposit Insurance Corporation (the "FDIC"), and the Pennsylvania Department of Banking ("PDB"). The Bank is a member of the Federal Home Loan Bank ("FHLB") System. Certain of the Bank's deposits are insured by the BIF while most of its deposit accounts are insured by the SAIF. The Bank must file reports with the PDB and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other banking institutions. The PDB and the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the FRB, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to banking institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

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

RECENT LEGISLATION. Landmark legislation in the financial services area was signed into law by the President on November 12, 1999. The Gramm-Leach-Bliley Act dramatically changes certain banking laws that have been in effect since the early part of the 20th century. The most radical changes are that the separation between banking and the securities businesses mandated by the Glass-Steagall Act has now been removed, and the provisions of any state law that prohibits affiliation between banking and insurance entities have been preempted. Accordingly, the new legislation now permits firms engaged in underwriting and dealing in securities, and insurance companies, to own banking entities, and permits bank holding companies (and in some cases, banks) to own securities firms and insurance companies. The provisions of federal law that preclude banking entities from engaging in non-financially related activities, such as manufacturing, have not been changed. For example, a manufacturing company cannot own a bank and become a bank holding company, and a bank holding company cannot own a subsidiary that is not engaged in financial activities, as defined by the regulators.

The new legislation creates a new category of bank holding company called a "financial holding company." In order to avail itself of the expanded financial activities permitted under the new law, a bank holding company must notify the FRB that it elects to be a financial holding company. A bank holding company can make this election if it, and all its bank subsidiaries, are well capitalized, well managed, and have at least a satisfactory Community Reinvestment Act rating, each in accordance with the definitions prescribed by the FRB and the regulators of the subsidiary banks. Once a bank holding company makes such an election, and provided that the FRB does not object to such election, the financial holding company may engage in financial activities (i.e., securities underwriting, insurance underwriting, and certain other activities that are financial in nature as determined by the FRB) by simply giving a notice to the FRB within thirty days after beginning such business or acquiring a company engaged in such business. This makes the regulatory approval process to engage in financial activities much more streamlined than it was under prior law.

The Company believes it qualifies to become a financial holding company, but has not yet determined whether or not it will file to become treated as one. The Federal Reserve has only recently promulgated rules implementing these provisions of the new legislation, and the Company may wait to see what the experience of other companies is under the new rules before it makes an election.

The new law also permits certain financial activities to be undertaken by a subsidiary of a national bank. Because the Bank is not a national bank, these provisions do not apply directly to the Bank. Generally, for financial activities that are conducted as a principal, such as an underwriter or dealer holding an inventory, a national bank must be one of the 100 largest national banks in the United States and have debt that is rated investment grade. However, smaller national banks may own a securities broker or an insurance agency, or certain other financial agency entities under the new law. Under prior law, national banks could only own an insurance agency if it was located in a town of fewer than 5,000 residents or under certain other conditions. Under the new law, there is no longer any restriction on where the insurance agency subsidiary of a national bank is located or does business. As a Pennsylvania bank, the Bank is permitted under Pennsylvania law to own and operate an insurance agency without restriction, and could also own and operate a securities brokerage.

In addition to the foregoing provisions of the new law that make major changes to the federal banking laws, the new legislation also makes a number of additions and revisions to numerous federal laws that affect the business of banking. For example, there is now a federal law on privacy with respect to customer information held by banks. The federal banking regulators are authorized to adopt rules regarding privacy for customer information. Banks must establish a disclosure policy for non-public customer information, disclose the policy to their customers, and give their customers the opportunity to object to non-public information being disclosed to a third party. Also, the Community Reinvestment Act has been amended by the new law to provide that small banks (those under $250 million in assets) that previously received an "outstanding" on their last CRA exam will not have to undergo another CRA exam for five years or for four years if their last exam was "satisfactory." In addition, any CRA agreement entered into between a bank and a community group must be disclosed, with both the bank and the group receiving any grants from the bank detailing the amount of funding provided and what it was used for. The new law also requires a bank's policy on fees for transactions at ATM machines for non-customers to be conspicuously posted on the ATM. A number of other provisions affecting other general regulatory requirements for banking institutions were also adopted.

The intent and scope of the Gramm-Leach-Bliley Act is positive for the financial industry and is an attempt to modernize federal banking laws and make U. S. institutions competitive with those from other countries. While the legislation makes significant changes in U. S. banking law, such changes may not directly affect the Company's business unless it decides to avail itself of new opportunities available under the new law. The Company does not expect any of the provisions of the law to have a material adverse effect on its existing operations or to significantly increase its costs.

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

Under the FDIC prompt corrective action regulations, the FDIC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a bank is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets (tier 1 leverage ratio) is at least 5%, and it is not subject to any order or directive by the FDIC to meet a specific capital level. A bank generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). Patriot bank has voluntarily agreed with its regulators to maintain capital ratios at least equal to well-capitalized standards and to maintain a tier 1 leverage ratio of at least 6%. A bank that has lower ratios of capital is categorized as "undercapitalized," "significantly under capitalized," or "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the FDIC within 45 days of the date a bank receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The FDIC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. At December 31, 2001, both the Company and the Bank were "well capitalized."

INSURANCE OF DEPOSIT ACCOUNTS. Although most of the deposits of the Bank are presently insured by the SAIF, certain of its deposits are insured by the BIF (the deposit insurance fund that covers most commercial bank deposits). Both the BIF and the SAIF are statutorily required to maintain a ratio of reserves to insured deposits of 1.25%. Both the BIF and the SAIF currently exceed the 1.25% ratio. Recent disclosures from the FDIC have indicated that they anticipate that the BIF fund will most likely decline below a 1.25% ratio during the first half of 2002, potentially triggering an increase in deposit insurance premiums during the second half of 2002. Currently, the Bank pays minimal deposit insurance premiums; however, those deposit premiums may increase. The FDIC must assess deposit insurance premiums if the 1.25% ratio is not met, and may impose premiums on under capitalized or unsafe institutions.

All institutions are assessed for payment of the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF members began on January 1, 2000. The FDIC resets the FICO assessment rate each calendar quarter. The current annual rate is $0.182 per each $1,000 of deposits.

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

LOANS TO ONE BORROWER. Applicable regulations limit the dollar amount of loans that the Bank may have outstanding to any one borrower, or group of affiliated borrowers, to 15% of the capital and surplus of the Bank. As of December 31, 2001, this limitation was equal to $11.8 million. There are exceptions from the limitation for certain secured loans, depending upon the amount and type of collateral.

LIMITATION ON CAPITAL DISTRIBUTIONS. Dividend payments by the Bank to the Company are subject to the Pennsylvania Banking Code of 1965 and the FDI Act. Under the Pennsylvania Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FDI Act, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, the Bank would be limited to approximately $27.4 million of dividends in 2002 plus an additional amount equal to the Bank's net profit for 2002, up to the date of any such dividend declaration.

State and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. Adherence to such standards further limits the ability of the Bank to pay dividends to the Company.

INTERSTATE BANKING. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Law") amended various federal banking laws to provide for nationwide interstate banking, interstate bank mergers and interstate branching. The interstate banking provisions allow for the acquisition by a bank holding company of a bank located in another state.

TRANSACTIONS WITH RELATED PARTIES. The Bank's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its nonbanking subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the Bank. The aggregate amount of covered transactions with all affiliates is limited to 20% of the Bank's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, banks are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no bank may purchase the securities of any affiliate other than a subsidiary.

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

ENFORCEMENT. Under the FDI Act, the FDIC has primary enforcement responsibility over state nonmember banks and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order and removal of officers and/or directors to institution of receivership or conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Federal law also establishes criminal penalties for certain violations.

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

FEDERAL RESERVE SYSTEM. FRB regulations require depositary institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). During fiscal 2001, FRB regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $37.3 million or less (subject to adjustment by the FRB) the reserve requirement is 3%; and for accounts aggregating greater than $37.3 million, the reserve requirement is $1.119 million plus 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $37.3 million. The first $5.5 million of otherwise reservable balances (subject to adjustments by the FRB) were exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the FDIC.

FEDERAL AND STATE TAXATION

FEDERAL TAXATION

GENERAL. The Company and its subsidiaries report their income on a consolidated basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company. For its 2001 taxable year, the Company is subject to a maximum federal income tax rate of 34%.

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

DISTRIBUTIONS. Under the 1996 Act, if the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be included in the Bank's income.

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

Corporations doing business in Pennsylvania and not subject to Bank Shares Tax are subject to Pennsylvania Corporate Net Income Tax ("CNIT"). The CNIT is an annual excise tax and is measured by the Corporation's taxable income as determined under the Code. When a domestic or foreign corporation's entire business is not transacted wholly within Pennsylvania, such taxable income must be allocated and apportioned to determine that portion subject to the CNIT. The CNIT rate is 9.99%. Pennsylvania also subjects corporations to the Pennsylvania Capital Stock and Foreign Franchise Tax.

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

ITEM 2.  PROPERTIES

The Bank has 17 banking offices, four (4) of which are located in Montgomery County, four (4) of which are located in Berks County, four (4) of which are located in Lehigh County, four (4) of which are located in Northampton County, and one (1) of which is located in Chester County, Pennsylvania. The Bank owns 3 and leases 14 of the banking office properties.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a defendant in various lawsuits wherein various amounts are claimed. In the opinion of the Company's management, these suits should not result in judgements which, in the aggregate, would have a material adverse effect on the Company's consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information, including principal occupation during the past five years, relating to the principal executive officers of the Company, as of March 4, 2002, is set forth below:

Richard A. Elko -- Age 40. Mr. Elko was elected President and Chief Executive Officer of the Company and the Bank in November 2000. Prior to that Mr. Elko served as Executive Vice President since 1999 and Chief Financial Officer of the Company and the Bank from January 1996 to December 1999.

Joni S. Naugle -- Age 43. Ms. Naugle was elected as Executive Vice President and Chief Operating Officer of the Company and the Bank in February 2001. Prior to that, Ms. Naugle served as Chief Operating Officer of the Company and the Bank since December 1998. Prior to that, Ms. Naugle was a Senior Vice President for Marketing and Retail Sales at Sovereign Bank from 1979 to April 1998 and a consultant from April 1998 to December 1998.

Kevin R. Pyle -- Age 35. Mr. Pyle was elected as Executive Vice President and Chief Lending Officer of the Company and the Bank in February 2001. Prior to that, Mr. Pyle served as Chief Credit Officer of the Bank since March 1996.

James G. Blume -- Age 36. Mr. Blume was elected as Senior Vice President and Chief Financial Officer of the Company and the Bank in February 2001. Prior to that, Mr. Blume served as Chief Financial Officer of the Company since December 1999. Prior to that, Mr. Blume served as Controller of the Company and Patriot Bank since March 1997.



PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

            The Company's common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market System under the symbol "PBIX". At March 4, 2002, the total number of holders of record of the Company's common stock was 767.

            The following table sets forth the high and low bid and asked information of the Company's common stock to the extent available as reported by NASDAQ.


                               2001                                                        2000
          ---------------------------------------------               ---------------------------------------------

                   Bid                    Asked                                 Bid                   Asked
          ---------------------   ---------------------               ---------------------   ---------------------

Qtr       High         Low         High         Low          Qtr      High           Low      High          Low
---       ----         ---         ----         ---          ---      ----           ---      ----          ---
1st        8.0000       6.7500      8.1875       7.0000      1st      15.0625        8.3750   15.1875       8.6875

2nd       10.2600       7.5313     10.3200       7.6250      2nd      13.2500        6.6250   13.3750       6.9375

3rd       11.7100       8.9500     11.9000       9.1500      3rd       7.2500        6.5000    7.6250       6.6250

4th       10.7500      10.0000     10.8900      10.1900      4th       6.8750        5.8125    7.0000       5.9375


            The bid quotations reflect interdealer quotations, do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions. The bid information as stated is, to the knowledge of management of the Company, the best approximate value at the time indicated.

DIVIDEND INFORMATION.

            Dividends on the Company's common stock are generally payable in February, May, August and November.

            Set forth below are the cash dividends paid by the Company during 2001 and 2000. Such dividends have been adjusted to reflect all stock dividends paid during such years.

                                                                                         2001                 2000
                                                                                         ----                 ----

            First Quarter ............................................................  $.0925               $.0875
            Second Quarter ...........................................................  $.0925               $.0900
            Third Quarter ............................................................  $.0925               $.0925
            Fourth Quarter ...........................................................  $.0925               $.0925


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

                                                                                    AT DECEMBER 31,
                                                     ---------------------------------------------------------------------------
                                                        2001            2000            1999            1998            1997
                                                     -----------     -----------     -----------     -----------     -----------
                                                                                    (in thousands)
Selected Financial Condition Data:
Total assets......................................   $ 1,010,070     $ 1,124,905     $ 1,129,443      $  980,761      $  852,083
Investment and mortgage-backed securities
     available for sale...........................       247,612          84,889          87,334         386,380         343,125
Investment and mortgage-backed securities held to
     maturity ....................................        43,637         302,489         348,047          29,639          62,516
Loans held for sale...............................         6,652           8,564           4,972           5,576           4,095
Loans and leases receivable.......................       649,139         656,479         628,060         509,080         422,209
Allowance for credit losses.......................        (6,199)         (5,839)         (6,082)         (4,087)         (2,512)
Deposits..........................................       533,863         649,958         502,002         377,796         289,528
Borrowings........................................       405,666         416,837         568,795         549,321         508,884
Stockholders' equity..............................        61,706          51,800          49,768          42,260          46,533


                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------------------------
                                                        2001            2000            1999            1998            1997
                                                     -----------     -----------     -----------     -----------     -----------
                                                                                    (in thousands,
                                                                                except per share data)
Selected Operating Data:
Interest income....................................  $    75,850     $    84,143     $    75,544     $    63,107     $    50,249
Interest expense...................................       52,209          61,471          51,510          46,236          35,807
                                                     -----------     -----------     -----------     -----------     -----------

Net interest income before provision for credit
     losses........................................       23,641          22,672          24,034          16,871          14,442
Provision for credit losses........................        2,000           1,125           1,200           1,200             915
                                                     -----------     -----------     -----------     -----------     -----------

Net interest income after provision for credit
     losses........................................       21,641          21,547          22,834          15,671          13,527
Non-interest income................................        7,892           7,124           5,945           3,873           2,330
Non-interest expense ..............................       20,768          26,844          26,402          14,267          11,158
                                                     -----------     -----------     -----------     -----------     -----------

Income before taxes and cumulative effect of
change in accounting principle.....................        8,765           1,827           2,377           5,277           4,699
Income taxes.......................................        2,462            (182)            177           1,222           1,326
Income before cumulative effect of change in
accounting principle...............................  $     6,303     $     2,009     $     2,200     $     4,055     $     3,373
Cumulative effect of change in accounting
principle, net of ($105,000) in income tax.........         (204)           ----            ----            ----            ----
                                                     ===========     ===========     ===========     ===========     ===========
Net income ........................................  $     6,099     $     2,009     $     2,200     $     4,055     $     3,373
                                                     ===========     ===========     ===========     ===========     ===========

Diluted earnings per share.........................  $      1.02     $      0.34     $      0.37     $      0.78     $      0.59
                                                     ===========     ===========     ===========     ===========     ===========
Net income before non-recurring charges (2)........                  $     5,233     $     5,549
                                                                     ===========     ===========
Diluted earnings per share before non-recurring
     charges (2)...................................                  $      0.89     $      0.94
                                                                     ===========     ===========
Cash earnings per share before non-recurring
charges (2)(7).....................................  $      1.30     $      1.17     $      1.20     $      0.92     $      0.71
                                                     ===========     ===========     ===========     ===========     ===========


                                                                                    AT DECEMBER 31,
                                                     ---------------------------------------------------------------------------
                                                        2001            2000            1999            1998            1997
                                                     -----------     -----------     -----------     -----------     -----------
Performance Ratios (1):

Return on average equity............................       10.52%           3.94%           4.00%           8.72%           7.22%
Return on average equity before non-recurring
     charge (2).....................................        ----           10.30           10.10            ----            ----
Cash return on average equity (7)...................       16.91           18.66           12.95           10.27            8.63
Return on average assets............................        0.58            0.17            0.20            0.45            0.49
Return on average assets before non-recurring
     charge (2).....................................        ----            0.45            0.51            ----            ----
Average interest rate spread (3)....................        2.36            2.13            2.32            1.98            2.10
Net interest margin (4).............................        2.50            2.25            2.44            2.01            2.14
Average interest-earning assets to average
     interest bearing liabilities...................      100.47           99.09          100.39          103.72          104.85
Total non-interest expense to  average assets
     before non recurring charge (1)................        1.96            2.32            2.41            1.58            1.56
Dividend payout ratio...............................       36.27          105.70           86.02           35.91           40.31

Regulatory Capital Ratios (5):

Tier 1 capital to average assets ...................        6.45%           5.48%           5.45%           5.37%           7.90%
Tier 1 capital to risk-adjusted assets .............       10.49            9.45            9.39           10.00           12.92
Total risk adjusted capital to risk-adjusted
     assets.........................................       11.54           10.41           10.46           12.46           14.54

Asset Quality Ratios (6):
Non-performing assets as a percent of total
     assets.........................................        0.53%           0.35%           0.15%           0.11%           0.15%
Non-performing loans as a percent of loans
     receivable.....................................        0.76            0.59            0.24            0.21            0.26
Allowance for credit losses as a percent of loans
     receivable.....................................        0.95            0.88            0.96            0.79            0.59
Allowance for credit losses as a percent of
     non-performing assets..........................      116.20          147.82          354.04          362.63          225.90

(1) All ratios are based on average monthly balances during the indicated periods.

(2) In 1999, a non-recurring after-tax charge of $3,349,000 was recorded in connection with an internet initiative. In 2000, non-recurring after-tax charges of $3,224,000 were recorded including $1,453,000 in connection with restructuring of operations, $986,000 of expenses incurred by the restructured operations and $785,000 in connection with the resignation of Patriot's former President and CEO.

(3) The average interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities and equity.

(4) The net interest margin represents tax-equivalent net interest income as a percent of average interest-earning assets. The amount of tax beneficial income for 2001, 2000, and 1999 was $1,365,000, $1,401,000 and $1,335,000, respectively

(5) For definitions and further information relating to regulatory capital requirements, see footnote 18 of the consolidated financial statements.

(6) Non-performing assets consist of non-performing loans, real estate owned (REO) and other repossessed property. Non-performing loans consist of non-accrual loans, while REO consists of real estate acquired through foreclosure and real estate acquired by acceptance of a deed in lieu of foreclosure. Other repossessed property consists of commercial equipment acquired at the termination of a lease and repossessed automobiles.

(7) Cash earnings per share is calculated by the elimination of non-cash expenses including goodwill and other intangible amortization, ESOP expense, and MRP expense

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Patriot's financial results include the following significant events:

            CAPITAL TRANSACTIONS. Patriot became a publicly owned company on December 1, 1995, when it issued 3,769,125 shares of common stock and raised net proceeds of $36,652,000. On September 22, 1997, and November 21, 1996, Patriot paid special 20% stock dividends. On May 14, 1998, Patriot distributed a 25% stock split. For comparative purposes, per share amounts, as presented herein, have been adjusted to reflect the stock split/dividends. During 1996, 1997, 1998 and 1999 Patriot repurchased 338,000, 1,246,000, 538,000 and 377,000 shares of its common stock at a cost of $6,892,000, $13,554,000, $2,517,000 and
$4,808,000, respectively. Patriot did not repurchase any shares of its common stock in 2000 or 2001.

            BANK ACQUISITION. On January 22, 1999, Patriot completed the acquisition of First Lehigh Corporation ("First Lehigh"), a commercial banking company with $104,478,000 in total assets and $93,905,000 in total deposits. Patriot issued 1,640,000 shares of common stock for all the outstanding common and preferred stock of First Lehigh. The transaction had a total value of $21,047,000. The acquisition was accounted for as a purchase, and accordingly, the results of operations of First Lehigh are included in Patriot's consolidated statement of income from the date of acquisition. At December 31, 2001, Goodwill and core deposit intangibles arising from the transaction totaled $6,909,281 and $3,362,367, respectively. During 2001, FASB issued SFAS No. 142. In accordance with SFAS No. 142, Patriot will continue to amortize the core deposit intangible, while goodwill will no longer be amortized but be subject to periodic impairment testing instead.

            LEASING ACQUISITION. On November 6, 1998, Patriot completed its acquisition of Keystone Financial Leasing Company (KFL). KFL was a small-ticket commercial leasing company which had total assets of $43,327,000 including lease receivables of $42,764,000 at the date of acquisition. KFL was purchased for $6,258,000 in cash plus contingent consideration based upon future revenues of KFL. The acquisition was accounted for as a purchase. Goodwill arising from the transaction totaled $2,267,000. In accordance with SFAS No. 142, goodwill will no longer be amortized but be subject to period impairment testing instead.

      RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

            SUMMARY. For the year ended December 31, 2001, Patriot reported net income of $6,099,000 or $1.02 diluted earnings per share. Patriot adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as of January 1, 2001. The cumulative effect of the adoption was a $204,000 decrease to consolidated income, net of $105,000 of tax benefit. For the year ended December 31, 2000, Patriot reported net income of $2,009,000 or $.34 diluted earnings per share. Included in the year 2000 earnings are non-recurring, after-tax charges totaling $3,224,000 which includes a one time restructuring charge of $1,453,000, non-recurring expenses of $986,000, both related to the restructuring of Patriot's mortgage banking operation, and $785,000 related to the resignation of Patriot's former President and Chief Executive Officer. 2000 core earnings excluding non-recurring charges were $5,233,000 or $.89 diluted earnings per share. Return on average equity was 10.52% for 2001 and 3.94% for 2000. Excluding the non-recurring charges in 2000, return on average equity was 10.30%.

            NET INTEREST INCOME. Net interest income for 2001 was $23,641,000 compared to $22,672,000 in 2000. The yield on Patriot's interest-earning assets decreased to 7.68% for the year 2001 compared to 7.82% for 2000. The decrease in yield on Patriot's interest-earning assets is a result of a decrease in interest rates. The cost of Patriot's interest-bearing liabilities was 5.21% for 2001 compared to 5.58% for 2000. The decrease in funding costs resulted from generally lower interest rates coupled with reductions in higher costing wholesale funding. Overall, Patriot's net interest margin increased to 2.47% for 2001 compared to 2.24% in 2000.

            Interest on loans was $54,122,000 for 2001 compared to $55,531,000 for 2000. The average balance of loans in 2001 was $653,460,000 with an average yield of 8.25% compared to an average balance of $666,171,000 with an average yield of 8.33% in 2000. The decrease in average balance is a result of Patriot allowing mortgages to run-off, offset by aggressive marketing of commercial loans and leases. The decrease in average yield is primarily a result of a decrease in interest rates.

            Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $21,220,000 for 2001 compared to $28,190,000 for 2000. The average balance of the investment portfolio was $333,872,000 with an average yield of 6.73% for 2001 compared to an average balance of $412,712,000 with an average yield of 7.17% for 2000. The decrease in average balance is primarily due to Patriot allowing the investment portfolio to amortize so that it can be replaced with generally higher-yielding commercial loans and leases. The decrease in average yield is related to general decreases in market rates on adjustable rate securities.

            Interest on total deposits was $27,690,000 for 2001 compared to $30,714,000 for 2000. The average balance of total deposits was $575,235,000 with an average cost of 4.82% for 2001 compared to an average balance of 596,618,000 with an average cost of 5.15% for 2000. The decrease in average balance is primarily the result of a decrease in Patriot's jumbo certificate of deposits, offset by aggressive marketing of money market accounts, transaction based deposit accounts and other certificates of deposits. The average balance on jumbo certificates of deposit decreased to $105,530,000 in 2001 compared to $195,176,000 in 2000. The average balance of retail deposits (total deposits less jumbo certificate of deposits) was $469,705,000 with an average cost of 4.34% for 2001 compared to an average balance of $401,441,000 with an average cost of 4.36% for 2000. The increase in average balance on retail deposits is the result of growth in certificates of deposit and money market accounts. The overall decrease in the average cost on deposits is primarily the result of a decrease in interest rates and emphasis placed on lower cost money market and transaction based deposit accounts.

            Interest on borrowings was $24,519,000 in 2001 compared to $30,757,000 in 2000. The average balance of borrowings was $421,084,000 with an average cost of 5.75% for 2001 compared to an average balance of $504,666,000 with an average cost of 6.01% for 2000. The decrease in average balance is primarily due to borrowings being repaid by proceeds received on investment sales, run-off of the mortgage loan portfolio and growth in Patriot's retail deposits, offset by growth in Patriot's commercial loan and lease portfolios. The decrease in average cost is due to lower interest rates.

            SPREAD ANALYSIS. The following table sets forth Patriot's average balances and the yields on those balances for the years ended December 31, 2001, 2000 and 1999. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown, except where noted otherwise. The yields and costs include fees, which are considered adjustments to yields.

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------------------------------------------
                                                       2001                                       2000
                                      -------------------------------------     ---------------------------------------
                                         AVERAGE                     YIELD/        AVERAGE                      YIELD/
                                         BALANCE       INTEREST      RATE          BALANCE        INTEREST       RATE
                                      -------------    ---------    -------     -------------    -----------   --------
                                                                        (IN THOUSANDS)
ASSETS:
     Interest-earning assets:
     Interest-earning deposits.....   $     13,682     $    508       3.71%     $     12,330     $      422       3.42%
     Investment and mortgage-backed
     securities(1) ................        333,872       21,220       6.73           412,712         28,190       7.17
     Loans and leases receivable,
     net(2)........................        653,460       54,122       8.30           666,171         55,531       8.33
                                      -------------    ---------    -------     -------------    -----------   --------
     Net interest-earning
        Assets.....................      1,001,014       75,850       7.71         1,091,213         84,143       7.82
     Non-interest-earning assets...         56,549         ----       ----            62,104           ----       ----
                                      -------------    ---------    -------     -------------    -----------   --------
     Total assets..................   $  1,057,563     $ 75,850       7.30%     $  1,153,317     $   84,143       7.42%
                                      =============    =========    =======     =============    ===========   ========
LIABILITIES AND EQUITY:
     Interest-bearing liabilities:
     Savings deposits..............   $    225,845     $  5,763       2.55%     $    199,543     $    6,016       3.01%
     Certificates of deposit.......        349,390       21,927       6.28           397,075         24,698       6.22
                                      -------------    ---------    -------     -------------    -----------   --------
     Total deposits ...............        575,235       27,690       4.81           596,618         30,714       5.15
     Borrowings(3).................        421,084       24,519       5.82           504,666         30,757       6.01
                                      -------------    ---------    -------     -------------    -----------   --------
     Total interest-bearing
     liabilities...................        996,319       52,209       5.24%        1,101,284         61,471       5.58%
     Non-interest-bearing
     liabilities...................          3,266         ----        ---             1,213           ----       ----
                                      -------------    ---------    -------     -------------    -----------   --------
     Total liabilities.............        999,585       52,209       5.22         1,102,497         61,471       5.58
     Equity........................         57,978         ----       ----            50,820           ----       ----
                                      -------------    ---------    -------     -------------    -----------   --------
     Total liabilities and
     equity........................   $  1,057,563     $ 52,209       4.94%     $  1,153,317     $   61,471       5.34%
                                      =============    =========    =======     =============    ===========   ========

     Net Interest Income...........                    $ 23,641                                  $   22,672
                                                       =========                                 ===========

     Net interest rate
     spread(4).....................                                   2.36%                                       2.08%
                                                                    =======                                    ========
     Net interest margin(5)........                                   2.50                                        2.25
     Ratio of interest-earning
     assets to interest bearing
     liabilities...................         100.47%                                    99.09%


                                            FOR THE YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                                         1999
                                        ---------------------------------------
                                           AVERAGE                      YIELD/
                                           BALANCE        INTEREST       RATE
                                        -------------    -----------   --------
                                                    (IN THOUSANDS)
ASSETS:
     Interest-earning assets:
     Interest-earning deposits.....     $     12,729     $      298       2.34%
     Investment and mortgage-backed
     securities(1) ................          457,093         29,656       6.78
     Loans and leases receivable,
     net(2)........................          571,966         45,590       7.97
                                        -------------    -----------   --------
     Net interest-earning
        Assets.....................        1,041,788     $   75,544       7.35
     Non-interest-earning assets...           55,753           ----       ----
                                        -------------    -----------   --------
     Total assets..................     $  1,097,541     $   75,544       7.00%
                                        =============    ===========   ========
LIABILITIES AND EQUITY:
     Interest-bearing liabilities:
     Savings deposits..............     $    179,774     $   4,767        2.65%
     Certificates of deposit.......          289,040        15,798        5.47
                                        -------------    ----------    --------
     Total deposits ...............          468,814        20,565        4.38
     Borrowings(3).................          568,922        30,945        5.43
                                        -------------    ----------    --------
     Total interest-bearing
     liabilities...................        1,037,736        51,510        4.96%
     Non-interest-bearing
     liabilities...................            4,847          ----        ----
                                        -------------    ----------    --------
     Total liabilities.............        1,042,583        51,510        4.94
     Equity........................           54,958          ----        ----
                                        -------------    ----------    --------
     Total liabilities and
     equity........................     $  1,097,541     $  51,510        4.69%
                                        =============    ==========    ========

     Net Interest Income...........                      $  24,034
                                                         =========

     Net interest rate
     spread(4).....................                                       2.31%
                                                                       ========
     Net interest margin(5)........                                       2.44
     Ratio of interest-earning
     assets to interest bearing
     liabilities...................           100.39%

----------

(1) Includes securities available for sale and held to maturity and unamortized discounts and premiums. The yield is presented on tax equivalent basis for tax beneficial investments. The amount of tax beneficial interest associated with securities for 2001, 2000, and 1999 was $1,250,000, $1,401,000 and $1,335,000, respectively.

(2) Amount is net of deferred loan and lease fees, loans in process, discounts and premiums, and allowance for loan and lease losses and includes loans held for sale and non-performing loans and leases for which the accrual of interest has been discontinued. The yield is presented on a tax equivalent basis for tax beneficial loans. The amount of tax beneficial interest associated with loans and leases for 2001 was $115,000. The was not any tax beneficial interest associated with loans and leases in previous years.

(3)     Includes short-term, long-term and trust preferred borrowings.

(4) Net interest rate spread represents the difference between the average yield on total assets and the average cost of total liabilities and equity.

(5) Net interest margin represents the tax-equivalent net interest income divided by average interest-earning assets. The impact of the tax-equivalent calculation increased the net interest margin by .14% in 2001, .13% in 2000 and .12% in 1999 due to tax equivalent calculations.

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


                                                  YEAR ENDED DECEMBER 31, 2001                 YEAR ENDED DECEMBER 31, 2000
                                                     COMPARED TO YEAR ENDED                       COMPARED TO YEAR ENDED
                                                        DECEMBER 31 2000                            DECEMBER 31, 1999
                                                      INCREASE (DECREASE)                           INCREASE(DECREASE)
                                                             DUE TO                                       DUE TO

                                                 VOLUME        RATE        NET               VOLUME          RATE          NET
                                                 ------        ----        ---               ------          ----          ---
                                                                              (IN THOUSANDS)
INTEREST-EARNING ASSETS:
Interest-earning deposits                       $     46     $    40    $     86              $     (9)    $     133    $     124
Investment and mortgage-backed securities         (5,653)     (1,317)     (6,970)               (3,160)        1,694       (1,466)
Loans receivable                                  (1,058)       (351)     (1,409)                7,802         2,139        9,941
                                               -----------   ---------  ----------         ------------   -----------   ----------

Total interest-earning assets                     (6,665)     (1,628)     (8,293)                4,633         3,966        8,599
                                               -----------   ---------  ----------         ------------   -----------   ----------

INTEREST-BEARING LIABILITIES:
Deposits                                          (1,100)     (1,924)     (3,024)                7,115         3,029       10,144
Borrowings                                        (5,024)     (1,214)     (6,238)               (3,429)        3,246         (183)
                                               -----------   ---------  ----------         ------------   -----------   ----------

Total interest-bearing liabilities                (6,124)     (3,138)     (9,262)                3,686         6,275        9,961
                                               -----------   ---------  ----------         ------------   -----------   ----------

Net change in net interest income               $   (541)    $ 1,510    $    969              $    947     $  (2,309)   $  (1,362)
                                               ===========   =========  ==========         ============   ===========   ==========

            PROVISION FOR CREDIT LOSSES. The provision for credit losses was $2,000,000 for 2001 compared to $1,125,000 for 2000. See "Credit Quality" for a detailed discussion of Patriot's asset quality and reserving methodology.

The following table sets forth the activity in the allowance for credit losses for the years indicated:

                                                           AT OR FOR THE YEAR ENDED DECEMBER 31,

                                                2001         2000         1999         1998         1997
                                                ----         ----         ----         ----         ----
Allowance, beginning of year                  $  5,839     $  6,082     $  4,087     $  2,512     $  1,830
Charge-offs:
      Commercial loans                             640          675          443          253           --
      Commercial leases                            798          436          130           --           --
      Residential loans                             79          102          249          114           17
      Home equity and consumer loans               355          268          243          145          259
                                              --------     --------     --------     --------     --------

                 Total charge-offs               1,872        1,481        1,065          512          276
                                              --------     --------     --------     --------     --------

Recoveries:
      Commercial loans                              39           16           27           --           31
      Commercial leases                            134           82           39           --           --
      Residential loans                             29           --           --           --            2
      Home equity and consumer loans                30           15           38            9           10
                                              --------     --------     --------     --------     --------

                 Total recoveries                  232          113          104            9           43
                                              --------     --------     --------     --------     --------

Net charge-offs                                  1,640        1,368          961          503          233
Acquired allowance                                  --           --        1,756          878           --
Provision charged to operations                  2,000        1,125        1,200        1,200          915
                                              --------     --------     --------     --------     --------

Allowance, end of year                        $  6,199     $  5,839     $  6,082     $  4,087     $  2,512
                                              ========     ========     ========     ========     ========


Net charge-offs to average loans and leases        .25%         .21%         .17%         .11%         .07%
Allowance for credit losses as a
      percentage of year-end total loans           .95%         .88%         .96%         .79%         .59%


            NON-INTEREST INCOME. Total non-interest income was $7,892,000 for 2001 compared to $7,124,000 for 2000. The increase was primarily due to an increased emphasis on recurring non-interest income including loan and deposit fees offset by a decrease in ATM fees which was primarily the result of discontinuing the operations of several ATM machines at the end of 2000.

            NON-INTEREST EXPENSE. Total non-interest expense was $20,768,000 for 2001 compared to $26,844,000 for 2000. Non-interest expense in 2000 included $785,000 related to the resignation of Patriot's former President and Chief Executive Officer, a one time restructuring charge of $1,453,000 and non-recurring expenses of $ 986,000 related to the restructuring of Patriot's mortgage company and call center. The decrease in non-interest expense was primarily due to Patriot's restructuring of its mortgage banking operations overhead structure from a fixed to variable cost model. Patriot's efficiency ratio was 66.51% in 2001 compared to 73.70% in 2000, exclusive of the non-recurring charges in 2000.

            INCOME TAX PROVISION. The income tax provision was $2,462,000 compared to $(182,000) for 2000. The effective tax rate for 2001 was 28.09% compared to (9.96)% for 2000. In 2000, the (9.96)% effective tax rate was the result of the tax impact of the non-recurring costs. Excluding the non-recurring costs in 2000, Patriot's effective tax rate was 22.03%. The increase in the effective tax rate is primarily due to income provided by certain tax preferential securities comprising a smaller percentage of taxable income in 2001.

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

            COMMERCIAL LEASING. Patriot's subsidiary, Patriot Commercial Leasing Company (PCLC), is a small-ticket commercial leasing company. PCLC originates leases to businesses predominantly located on the East Coast. Transaction sizes generally range from $5,000 to $500,000 with the average transaction being less than $50,000. PCLC is owned 100% by Patriot Bank. PCLC's leases are considered financing leases for accounting purposes.

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

            MORTGAGE LENDING. Patriot offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences, primarily owner-occupied, located in Patriot's primary market area. Patriot generally underwrites its first mortgage loans in accordance with underwriting standards set by the Federal Home Loan Mortgage Corp. (FHLMC) and the Federal National Mortgage Association (FNMA). Patriot also originates residential construction loans. Substantially all of the residential mortgage loans originated by Patriot are sold into the secondary markets; therefore, Patriot's mortgage loan portfolio consists mainly of seasoned mortgage loans originated prior to 2000.

            At December 31, 2001, Patriot's total loan portfolio was $649,139,000 compared to a total loan portfolio of $656,479,000 at December 31, 2000. The decrease in the loan portfolio is primarily the result of Patriot allowing mortgages to runoff, offset by an emphasis placed on increasing commercial lending and leasing relationships.

The following table sets forth the composition of Patriot's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated:


                                                                       AT DECEMBER 31,
                                 ------------------------------------------------------------------------------------
                                             2001                         2000                          1999
                                 ---------------------------- ------------------------------ ------------------------
                                                   PERCENT                        PERCENT                     PERCENT
                                     AMOUNT       OF TOTAL        AMOUNT         OF TOTAL       AMOUNT       OF TOTAL
                                  --------------------------- ---------------------------    ------------------------
                                                                    (IN THOUSANDS)
Commercial Portfolio:
     Commercial loans               $  283,848     43.79%      $ 252,837          38.47%    $  189,189        30.02%
     Commercial leases                  77,838     12.01          67,094          10.21         57,808         9.17

Consumer Portfolio:
     Home equity                        66,834     10.31          64,733           9.85         69,785        11.07
     Other consumer loans                8,614      1.33           8,553           1.30          9,081         1.44

Mortgage Portfolio:
     Residential mortgages             206,467     31.85         253,213          38.53        293,852        46.64
     Construction                        4,605       .71          10,779           1.64         10,481         1.66
                                    ----------    ------       ---------         ------     ----------       ------
Total loans and leases, gross          648,206    100.00%        657,209         100.00%       630,196       100.00%
     Deferred loan costs (fees) (1)        933                      (730)                       (2,136)
     Allowance for credit losses       (6,199)                    (5,839)                       (6,082)
                                    ----------                 ---------                    ----------

Total loans and leases, net         $  642,940                 $ 650,640                    $  621,978
                                    ==========                 =========                    ==========





                                                          AT DECEMBER 31,
                                      ------------------------------------------------------
                                               1998                          1997
                                      -----------------------         ----------------------
                                                     PERCENT                         PERCENT
                                         AMOUNT     OF TOTAL          AMOUNT        OF TOTAL
                                      -----------------------         ----------------------
                                                          (IN THOUSANDS)
Commercial Portfolio:
     Commercial loans                 $  92,367       18.06%       $  46,166          10.87%
     Commercial leases                   44,301        8.66              334           0.08

Consumer Portfolio:
     Home equity                         64,807       12.67           75,439          17.77
     Other consumer loans                 4,336        0.85            3,909           0.92

Mortgage Portfolio:
     Residential mortgages              300,232       58.73          294,716          69.41
     Construction                         5,267        1.03            4,039           0.95
                                     ----------      ------        ---------         ------

Total loans and leases, gross           511,310      100.00%         424,603         100.00%
     Deferred loan fees (1)              (2,230)                      (2,394)
     Allowance for credit losses         (4,087)                      (2,512)
                                     ----------                    ---------

Total loans and leases, net           $ 504,993                    $ 419,697
                                     ==========                    =========


(1) Patriot's focus is on growing its commercial loan, lease and consumer portfolios while allowing mortgage loans to run-off. There tends to be more deferred costs associated with originating commercial loans and leases as compared to originating mortgage loans, which have more deferred fees. As a result, Patriot's position transitioned from $(730,000) in net deferred fees in 2000 to $933,000 in net deferred costs in 2001.

LOAN MATURITY. The following table sets forth the maturity schedule for Patriot's loan portfolio (excluding residential mortgages and consumer loans):

                                                                      AMOUNTS AT DECEMBER 31, 2001, MATURING
                                                           ------------------------------------------------------------
                                                                              AFTER ONE
                                                              IN ONE            YEAR
                                                              YEAR OR         THROUGH       AFTER FIVE
                                                               LESS          FIVE YEARS        YEARS           TOTAL
                                                           --------------   -------------   ------------    ------------
                                                                                  (IN THOUSANDS)
Loan Maturity Schedule:
Commercial loans...................................         $   62,108       $  180,907      $  22,056      $  265,071
Commercial construction loans......................             13,689            4,390            698          18,777
Commercial leases..................................             27,985           49,523            330          77,838
Residential construction loans.....................              4,605               --             --           4,605
                                                            -----------      -----------     ----------     -----------
        Total......................................         $  108,387       $  234,820      $  23,084      $  366,291
                                                            ===========      ===========     ==========     ===========


Fixed rates........................................         $   63,232       $  224,942      $  21,520      $  309,694
Adjustable rates...................................             45,155            9,878          1,564          56,597
                                                            -----------      -----------     ----------     -----------
        Total......................................         $  108,387       $  234,820      $  23,084      $  366,291
                                                            ===========      ===========     ==========     ===========



         CREDIT QUALITY. Patriot's Asset Review and Credit Administration Committee establishes acceptable credit risks to be undertaken, the policies and procedures to be used to control credit risk and the corrective actions to be taken when credit challenges are encountered. This committee also reviews credit quality on a monthly basis, classifies assets in accordance with applicable management guidelines and regulations and makes recommendations to Patriot's Board of Directors with regard to placing assets on non-accrual status, charge-offs and write-downs and the appropriate level of credit reserves.

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

         At December 31, 2001, non-performing assets ("NPAs") were $5,335,000 or 0.53% of total assets compared to $3,950,000 or .35% of total assets at December 31, 2000. Although the ratio of non-performing assets to total assets has grown during the past year, Patriot's ratio of NPAs to total assets is generally better than the average of all banks in the Mid-Atlantic region and better than the average for all U.S. banks between $1-$5 billion. Patriot controls its level of non-performing assets by quickly identifying problem assets and resolving them in an expedient manner. At December 31, 2001, Patriot had no restructured loans within the meaning of SFAS No. 15 and no potential problem loans within the meaning of the Securities and Exchange Commission Guide 3.

The following table sets forth information regarding non-performing assets:

                                                                            AT DECEMBER 31,
                                                                            ---------------

                                                          2001      2000         1999         1998        1997
                                                          ----      ----         ----         ----        ----
                                                                             (IN THOUSANDS)
Non-accrual loans and leases greater than 90 days:
     Residential mortgages                             $ 1,636   $ 1,142      $   591      $   494     $   524
     Commercial loans                                    2,047     1,593          189          159         128
     Commercial leases                                     686       502           56           75          --
     Home equity and consumer                              184       255          373          212         125
                                                       -------   -------      -------      -------     -------
Total non-accrual loans and leases greater than 90
days                                                     4,553     3,492        1,209          940         777
                                                       -------   -------      -------      -------     -------

      Commercial loans                                      30       208           --           --          --
      Commercial leases                                    116        --           --           --          --
      Residential mortgages                                154       166          242           98         328
      Home equity and consumer                             133        22           74           31           7
                                                       -------   -------      -------      -------     -------

Total non-accrual loans and leases less than 90
days                                                       433       396          316          129         335
                                                       -------   -------      -------      -------     -------

Total non-performing loans                               4,986     3,888        1,525        1,069       1,112

REO                                                        349        62          193           58         162
                                                       -------   -------      -------      -------     -------

Total non-performing assets                            $ 5,335   $ 3,950      $ 1,718      $ 1,127     $ 1,274
                                                       =======   =======      =======      =======     =======

Allowance for credit losses as a percent
of loans receivable                                        .95%      .88%         .96%         .79%        .59%
Allowance for credit losses as a percent
of total non-performing assets                          116.20    147.82       354.02       362.63      225.90
Non-performing loans as a percent of total
Loans receivable                                           .76       .59          .24          .21         .26
Non-performing assets as a percent of total assets         .53       .35          .15          .11         .15

         ALLOWANCE FOR CREDIT LOSSES. An allowance for credit losses is maintained at a level that management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the loan and lease portfolio. Management's periodic evaluation of the adequacy of the allowance for credit losses is based upon evaluation of individual loans and leases, the overall risk characteristics of the various portfolio segments, regression analysises using past loss experience, current and projected financial status and creditworthiness of its borrowers, the adequacy of collateral, the level and nature of non-performing loans, current economic conditions, the results of the most recent regulatory examination and other relevant factors. This evaluation is inherently subjective. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses. Such agencies may require Patriot to recognize additions to the allowance for credit losses based on their judgments of information which is available to them at the time of their examinations.

         Patriot's total loans consist of four distinct portfolios. Each of which is monitored and analyzed seperately.

         Mortgage loans comprise 32.56% of total loans. The mortgage loan portfolio is seasoned as Patriot has been in the mortgage lending business for many years and has sold substantially all new mortgage originations in the past two years. The level of non-performing assets in the mortgage portfolio has increased during the past two years. Management believes this increase can be attributed to the current recessionary phase of the credit cycle and a relatively low reference point in previous years balances. Patriot's mortgage loans are generally well collateralized and historically Patriot has experienced minimal losses on these loans. Because of Patriot's consistent history in mortgage lending and the long-term nature of this portfolio, Patriot predominately relies upon an internal regression analysis which uses historical data to estimate losses that are inherent in the portfolio.

         Consumer loans comprise 11.64% of total loans and consist mostly of home equity loans and home equity lines of credit. The consumer loan portfolio is also mature as Patriot has been in consumer lending business for many years. As with mortgage lending Patriot predominantly uses an internal regression analysis which uses historical data to estimate losses that are inherent in the portfolio.

         Commercial loans comprise 43.79% of total loans. Patriot entered the commercial lending business in 1996 and has grown the portfolio into a substantial portion of total loans. Patriot now has adequate historical data to prepare regression models to monitor trends of charge-offs and recoveries and establish appropriate allowance levels. Patriot also closely monitors local economic and business trends relative to its commercial lending portfolio to estimate the effect those trends may have on potential losses. Patriot's commercial loan portfolio contains some loans that are substantially larger than the loans within other portfolios. The potential loss associated with an individual loan could have a significant impact on the allowance and charge-off levels at Patriot. Therefore Patriot closely monitors these loans and will specifically reserve for individual loans which exhibit weakness.

         Commercial leases comprise 12.01% of total loans. Patriot entered the commercial leasing business in 1998 principally through the acquisition of Keystone Leasing. Patriot's leasing portfolio has a short, approximately 3-year life. Patriot performs an internal regression analysis on this portfolio using historical data (including Keystone Leasing data). Patriot also closely monitors regional and national economic business trends relative to its commercial leasing portfolio to estimate the effects those trend may have on potential losses.

         Patriot's percentage of loan loss reserves to total loans increased from .88% in 2000 to .95% in 2001, which correlates to Patriot's growth in its higher risk commercial loan and lease portfolios. During 2001 Patriot's loan and lease portfolios decreased from $656,479,000 at December 31, 2000, to $649,139,000. In 2001, Patriot implemented a strategy that focused on reducing the mortgage loan portfolio, which resulted in a decrease of approximately $53 million. This decrease was partially offset by a growth in Patriot's commercial loan and lease portfolios. Based on the growth in the commercial loan and lease portfolios, management determined a provision of $2,000,000 was necessary to adequately address the risk inherent in Patriot's loan and lease portfolios. Patriot believes that the allowance provided adequate coverage of potential credit losses at December 31, 2001.

The following table sets forth management's allocation of the allowance for credit losses at the dates indicated:

                                                                 At December 31
                                                                 --------------
                                  2001                                2000                                    1999
                                  ----                                ----                                    ----

                                           Percent of                            Percent of                           Percent of
                               Percent of   Loans in                Percent of    Loans in              Percent of     Loans in
                               Allowance      Each                  Allowance       Each                Allowance        Each
                                  to        Category                   to         Category                to           Category
                                 Total      to Total                  Total       to Total               Total         to Total
                      Amount   Allowance     Loans       Amount     Allowance      Loans      Amount    Allowance        Loans
                      ------   ---------     -----       ------     ---------      -----      ------    ---------        -----
                                                     (dollars in thousands)
Commercial
  loans and leases   $ 4,767      76.90%     55.80%    $  4,312        73.84%      48.46%   $  3,605       59.27%       39.02%
Home equity
  and consumer           654      10.55      11.64          624        10.69       11.15         968       15.92        12.46
Residential
  Mortgages              778      12.55      32.56          903        15.47       40.39       1,509       24.81        48.52
                     -------     ------     ------     --------      -------      ------    --------      ------       ------
Total  valuation
Allowances           $ 6,199     100.00%    100.00%    $  5,839       100.00%     100.00%   $  6,082      100.00%      100.00%
                     =======     ======     ======     ========      =======      ======    ========      ======       ======


                                                          At December 31,
                                                          ---------------
                                     1998                                     1997
                                     ----                                     ----

                                                Percent of                              Percent of
                                   Percent of   Loans in                   Percent of   Loans in
                                   Allowance      Each                     Allowance      Each
                                      to        Category                      to        Category
                                     Total      to Total                     Total      to Total
                           Amount  Allowance      Loans       Amount       Allowance      Loans
                           ------  ---------      -----       ------       ---------      -----
                                                   (dollars in thousands)
Commercial
  Loans and leases       $  2,131     52.13%      26.72%    $   629          25.04%        8.70%
Home equity
  and consumer                683     16.72       13.52         630          25.08        19.06
Residential
  Mortgages                 1,273     31.15       59.76       1,253          49.88        72.24
                         --------    ------      ------     -------         ------       ------
Total valuation
Allowances               $  4,087    100.00%     100.00%    $ 2,512         100.00%      100.00%
                         ========    ======      ======     =======         ======       ======

         CASH AND CASH EQUIVALENTS. Cash and cash equivalents at December 31, 2001, were $21,466,000 compared to $27,076,000 at December 31, 2000. The decrease in cash and cash equivalents was temporary and primarily due to timing differences related to the repayment of borrowed funds.

         SECURITIES. Investment securities consist of US Treasury and government agency securities, corporate debt and equity securities. Mortgage-backed securities consist of securities generally issued by either the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) or the Government National Mortgage Association (GNMA). Collateralized Mortgage Obligations (CMOs) consist of securities issued by the FHLMC, FNMA or private issuers.

         Total investment and mortgage-backed securities at December 31, 2001, were $291,249,000 compared to $387,378,000 at December 31, 2000. The decrease in investment and mortgage-backed securities is primarily due to the sale of $50,920,000 of investments during 2001 along with higher investment amortization and prepayments. Patriot adopted SFAS 133 on January 1, 2001. At the time of adoption, Patriot reclassified approximately $220,471,000 of fixed rate mortgage backed securities, CMOs and agency securities from held to maturity to available for sale and equity resulting in a net of tax increase of approximately $3,000,000 in accumulated other comprehensive income. During the first quarter of 2001, Patriot sold $30,333,000 of the securities reclassified resulting in a cumulative change in accounting principle with a net after tax impact of a $204,000 loss. Patriot typically has not used derivative instruments and currently holds no positions that had further impact on earnings, financial condition or equity.

The following table sets forth certain information regarding the amortized cost and market value of investment and mortgage-backed securities at the dates indicated:

                                                                                 AT DECEMBER 31,
                                                                                 ---------------
                                                            2001                      2000                   1999
                                                            ----                      ----                   ----
                                                   AMORTIZED         FAIR    AMORTIZED        FAIR   AMORTIZED       FAIR
                                                     COST            VALUE     COST           VALUE    COST          VALUE
                                                     ----            -----     ----           -----    ----          -----
                                                                                  (IN THOUSANDS)
AVAILABLE FOR SALE:
       Investment securities:
          US Treasury and government
          agency securities                         $ 31,475     $   29,837   $    --      $     --   $     --     $     --
          Corporate securities                        16,582         14,953    17,084        15,107     17,361       16,663
          Equity securities                           67,966         69,695    67,877        69,162     72,106       70,671
       Mortgage-backed securities:
          FHLMC                                        5,194          5,197       613           620         --           --
          FNMA                                        45,466         45,446        --            --         --           --
          GNMA                                           120            132        --            --         --           --
       Collateralized mortgage obligations:
          FHLMC                                       44,879         45,252        --            --         --           --
          FNMA                                        33,632         34,144        --            --         --           --
          Other                                        2,938          2,956        --            --         --           --
                                                    --------     ----------  --------      --------   --------     --------
          Total investment and mortgage-backed
           securities available for sale            $248,252     $  247,612  $ 85,574      $ 84,889  $  89,467     $ 87,334
                                                    ========     ==========  ========      ========   ========     ========

HELD TO MATURITY:
       Investment securities:
          US Treasury and government
          agency securities                         $ 14,388     $   14,504  $ 76,545     $  73,558  $  74,246    $  66,791
          Corporate securities                         1,000          1,001     1,001         1,000      1,501        1,500
       Mortgage-backed securities:
          FHLMC                                        1,662          1,652     3,446         3,426      4,272        4,292
          FNMA                                         1,680          1,709    48,462        49,884     54,809       51,673
          GNMA                                         2,245          2,237     3,573         3,528      4,528        4,569
       Collateralized mortgage obligations:
          FHLMC                                       16,186         15,617    90,920        89,922    114,178      110,809
          FNMA                                         6,476          6,358    70,043        69,767     82,489       79,215
          Other                                           --             --     6,196         6,175      9,732        9,700
          CMBS                                            --             --     2,303         2,425      2,292        2,205
                                                    --------     ----------  --------      --------   --------     --------
       Total investment and mortgage-backed
        securities held to maturity                 $ 43,637     $   43,078  $302,489      $299,685   $348,047     $330,754
                                                    ========     ==========  ========      ========   ========     ========

The following table sets forth certain information regarding the carrying value, weighted average yield and contractual maturities of Patriot's investment and mortgage-backed securities as of December 31, 2001.

                                                                  MORE THAN ONE YEAR       MORE THAN FIVE YEARS
                                           ONE YEAR OR LESS         TO FIVE YEARS              TO TEN YEARS
                                          -------------------     -------------------      -----------------------
                                                     WEIGHTED                 WEIGHTED                  WEIGHTED
                                          CARRYING   AVERAGE      CARRYING    AVERAGE      CARRYING     AVERAGE
                                           VALUE      YIELD        VALUE      YIELD          VALUE       YIELD
                                          ------------------------------------------------------------------------
                                                                  (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE:
Investment securities:
     U.S. Treasury and government
       securities                        $     --              $      --%        --%     $      --           --%
    Corporate securities                       25    3.50             --         --             --           --
     State and municipal securities            --      --             --         --             --           --
     Equity securities                         --      --             --         --             --           --
Mortgage-backed securities:
     FHLMC                                    230    6.02          1,077       6.09          1,770         6.09
     FNMA                                   1,981    6.21          7,114       6.18          9,782         6.15
     GNMA                                     104    8.91             28       8.65             --           --
Collateralized Mortgage Obligations:
     FHLMC                                  1,709    6.47          7,008       6.43         11,323         6.44
     FNMA                                   1,200    5.93          4,483       6.13          7,345         6.16
     Other                                    501    7.77            491       7.84            225         6.65
                                         --------  ------      ---------     ------      ---------      -------
Total available for sale                 $  5,750    6.39%     $  20,201       6.30%     $  30,445         6.05%
                                         ========  ======      =========     ======      =========      =======

HELD TO MATURITY:
Investment securities:
      U.S. Treasury and government
        securities                       $     --      --%     $   2,498       5.58%     $      --           --%
      Corporate securities                  1,000    7.06             --         --             --           --
      State and municipal securities           --      --             --         --            201         4.39
Mortgage-backed securities:
     FHLMC                                    621    6.77          1,007       6.64             34         5.81
     FNMA                                     662    5.29            916       5.71            100          757
     GNMA                                     327    6.15          1,392       6.19            526         6.16
Collateralized mortgage obligations:
     FHLMC                                    611    2.96          2,705       2.96          3,885         2.96
     FNMA                                     406    2.76          1,792       2.76          2,085         2.77
     Other                                     --      --             --         --             --           --
                                         --------  ------      ---------     ------      ---------      -------
Total held to maturity:                  $  3,627    5.43%     $  10,310       4.60%     $   6,831         3.27%
                                         ========  ======      =========     ======      =========      =======




                                          MORE THAN TEN YEARS     NO STATED MATURITY               TOTAL
                                          -------------------     -------------------      ----------------------
                                                     WEIGHTED                  WEIGHTED                    WEIGHTED
                                          CARRYING   AVERAGE      CARRYING     AVERAGE        CARRYING     AVERAGE
                                           VALUE      YIELD        VALUE        YIELD          VALUE        YIELD
                                          -------------------------------------------------------------------------
                                                                     (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE:
Investment securities:
     U.S. Treasury and government
       securities                         $   27,958     7.38%    $       --        --%     $   27,958       7.38%
     Corporate securities                     14,928     8.75             --        --          14,953       8.74
     State and municipal securities            1,879     5.28             --        --           1,879       5.28
     Equity securities                            --       --         69,695      5.82          69,695       5.82
Mortgage-backed securities:
     FHLMC                                     2,120     6.28             --        --           5,197       6.16
     FNMA                                     26,569     6.40             --        --          45,446       6.30
     GNMA                                         --       --             --        --             132       8.86
Collateralized Mortgage Obligations:
     FHLMC                                    25,212     6.45             --        --          45,252       6.44
     FNMA                                     21,116     6.13             --        --          34,144       6.13
     Other                                     1,739     6.65             --        --           2,956       7.04
                                          ----------   ------     ----------    ------      ----------     ------
Total available for sale                  $  121,521     6.66%    $   69,695      5.82%     $  247,612       6.44%
                                          ==========   ======     ==========    ======      ==========     ======


                                          MORE THAN TEN YEARS      NO STATED MATURITY               TOTAL
                                          -------------------     -------------------      ----------------------
                                                     WEIGHTED                 WEIGHTED                  WEIGHTED
                                          CARRYING   AVERAGE      CARRYING    AVERAGE      CARRYING     AVERAGE
                                           VALUE      YIELD        VALUE      YIELD          VALUE       YIELD
                                          -----------------------------------------------------------------------
                                                                  (DOLLARS IN THOUSANDS)
HELD TO MATURITY:
Investment securities:
      U.S. Treasury and government
        securities                     $      --          --%    $    --         --%     $    2,498       5.58%
      Corporate securities                    --          --          --         --           1,000       7.06
      State and municipal securities      11,689        5.09          --         --          11,890       5.08
Mortgage-backed securities:
     FHLMC                                    --          --          --         --           1,662       6.67
     FNMA                                      2        7.76          --         --           1,680       5.66
     GNMA                                     --          --          --         --           2,245       6.17
Collateralized mortgage obligations:
     FHLMC                                 8,985        3.01          --         --          16,186       2.99
     FNMA                                  2,193        2.83          --         --           6,476       2.79
     Other                                    --          --          --         --              --         --
                                       ---------     -------     -------     ------      ----------    -------
Total held to maturity:                $  22,869        4.06%    $    --         --%     $   43,637       4.18%
                                       =========     =======     =======     ======      ==========    =======


         The following table represents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies and corporations) having an aggregate book value in excess of 10% of Patriot's stockholder's equity which were held at December,31 2001:

                                                             AT DECEMBER 31, 2001
ISSUER                                              CARRYING VALUE             FAIR VALUE
------                                              --------------             ----------
FHLMC                                                   $42,762                   $44,893
FHLB                                                    $19,359                   $19,359


         OTHER ASSETS. Other Assets at December 31, 2001 were $7,313,000 compared to $8,618,000 at December 31, 2000. The decrease in other assets was primarily attributable to adjustments to Patriot's deferred tax position related to unrealized gains on investments, tax reserves on investments and mortgage backed securities available for sale.

         DEPOSITS. Deposits are generally attracted from within Patriot's primary market area through the offering of various deposit instruments, including checking accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Patriot also solicits brokered deposits from various sources.

         Total deposits at December 31, 2001 were $533,863,000 compared to $649,958,000 at December 31, 2000. Of that decrease, $158,178,000 was related to wholesale deposits and $6,236,000 was related to retail certificates of deposits, offset by a $48,319,000 increase of core deposits. The reduction in wholesale deposits was part of Patriot's strategy to deleverage the balance sheet and reduce the dependence on wholesale funding.

         The following table sets forth the distribution of average deposit accounts for the periods indicated and the weighted average yield on each category of deposit presented:

                                                              FOR THE YEAR ENDED DECEMBER 31,
                             ----------------------------------------------------------------------------------------------------
                                           2001                              2000                             1999
                             --------------------------------     -----------------------------    ------------------------------
                                           PERCENT                           PERCENT                           PERCENT
                                             OF                                OF                                OF
                                            TOTAL    WEIGHTED                 TOTAL    WEIGHTED                 TOTAL    WEIGHTED
                               AVERAGE     AVERAGE   AVERAGE      AVERAGE    AVERAGE   AVERAGE      AVERAGE    AVERAGE   AVERAGE
                               BALANCE     DEPOSITS   YIELD       BALANCE    DEPOSITS   YIELD       BALANCE    DEPOSITS   YIELD
                             ------------  --------  --------     --------   --------  --------    ---------   -------- ---------
                                                                     (DOLLARS IN THOUSANDS)
Money market deposits......  $   130,667    22.72 %    3.80 %  $  103,493      17.35 %    4.84 %  $   86,152    18.37 %    4.07 %
Savings deposits...........       32,351     5.62      1.92        32,907       5.52      2.45        39,654     8.46      2.47
NOW deposits...............       40,151     6.98      0.44        42,116       7.06      0.43        34,294     7.31      0.76
Demand deposits............       22,676     3.94      0.00        21,027       3.52      0.00        19,675     4.20      0.00
Retail certificates of
  deposit..................      243,860    42.39      5.99       201,899      33.84      5.71       179,542    38.30      5.27
                             -----------  -------    ------    ----------   --------   -------    ----------   ------   -------
Total retail deposits......      469,705    81.65      4.34       401,442      67.29      4.37       359,317    76.64      3.95

Jumbo certificates of
  deposit..................      105,530    18.35      6.93       195,176      32.71      6.71       109,497    23.36      5.78
                             -----------  -------    ------    ----------   --------   -------    ----------   ------   -------

Total deposits.............  $   575,235   100.00 %    4.81 %  $  596,618     100.00 %    5.13 %  $  468,814   100.00 %    4.38
                             ===========  =======    ======    ==========   ========   =======    ==========   ======   =======



         At December 31, 2001, the Company had $78,485,000 in certificate of deposit accounts in amounts of $100,000 or more maturing as follows:

              Three months or less..............................................    $ 15,160
              Over three through six months.....................................      20,133
              Over six through 12 onths.........................................      25,820
              Over 12 months....................................................      17,372
                                                                                     -------
              Total.............................................................    $ 78,485
                                                                                     =======



         BORROWINGS. Patriot utilizes borrowings as a source of funds for its growth strategy and its asset/liability management. Patriot is eligible to obtain advances from the FHLB upon the security of certain loan portfolios, mortgage-backed securities, and investment securities, provided certain standards related to creditworthiness have been met. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. Patriot also uses repurchase agreements as a funding source. Repurchase agreements are generally short-term obligations collateralized by government agency and other securities.

         During 2001, FHLB advances increased approximately $70 million while repurchase agreements decreased approximately $80 million. This shift in the composition of the borrowing portfolio was the result of a strategy to extend the overall maturity of borrowings.

         The following table presents certain information regarding borrowed funds:

                                                                                   AT DECEMBER 31,
                                                  --------------------------------------------------------------------------------
                                                            2001                        2000                        1999
                                                  -------------------------    -----------------------    ------------------------
                                                                  AVERAGE                     AVERAGE                    AVERAGE
                                                    BALANCE        RATE          BALANCE       RATE         BALANCE        RATE
                                                  -------------  ----------    ------------   --------    -------------  ---------
FHLB advances...................................  $    387,179        5.57 %   $   317,186        5.67 %  $    412,692       5.28 %
Repurchase agreements...........................            --        0.00          80,651        6.48         137,103       5.36
Trust Preferred.................................        18,000       10.59          19,000       10.62          19,000      10.30
                                                  ------------   ---------     -----------    --------    ------------   --------
     Total borrowings outstanding...............  $    405,179        5.79 %   $   416,837        6.06 %  $    568,795       5.47 %
                                                  ============   =========     ===========    ========    ============   ========

Short-term (less than 1 year)...................  $     70,000        6.31 %   $    80,651        6.13 %  $    236,206       5.50 %
Long-term (over 1 year).........................       335,179        5.68         336,186        5.97         332,589       5.44
                                                  ------------   ---------     -----------    --------    ------------   ---------
     Total borrowings outstanding...............  $    405,179        5.79 %   $   416,837        6.06 %  $    568,795       5.47 %
                                                  ============   =========     ===========    ========    ============   ========


         STOCKHOLDERS' EQUITY. Total stockholders' equity was $61,706,000 at December 31, 2001 compared to $51,800,000 at December 31, 2000. The increase was primarily a result of net income less cash dividends paid and an increase in accumulated other comprehensive income.

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

         During 2001, significant liquidity was provided by investment securities maturities and mortgage-backed securities repayments of $96,000,000, mortgage loan repayments of $53,000,000, and core deposit growth of $46,000,000. The funds provided by these activities were utilized to pay off $158,000,000 of Patriot's more costly wholesale certificates of deposit and increase its investment in commercial loans and leases by $42,000,000.

         At December 31, 2001, Patriot had outstanding loan commitments of $79,507,000. Patriot anticipates that it will have sufficient funds available to meet its loan commitments. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2001, totaled $218,189,000. Based upon historical experience, Patriot expects that substantially all of the maturing certificates of deposit will be retained at maturity, excluding wholesale certificates in the amount of $47,080,000.

CAPITAL RESOURCES. FDIC regulations currently require companies to maintain a minimum leverage capital ratio of not less than 3% of tier 1 capital to total adjusted assets, a tier 1 capital ratio of not less than 4% of risk-adjusted assets, and a minimum risk-based total capital ratio (based upon credit risk) of not less than 8%. The FDIC requires a minimum leverage capital requirement of 3% for institutions rated composite 1 under the CAMEL rating system. For all other institutions, the minimum leverage capital requirement is 3% plus at least an additional 1% to 2% (100 to 200 basis points). A bank is considered "well capitalized" if it maintains a minimum leverage capital ratio of not less than 5% of tier 1 capital to total adjusted assets, a tier 1 capital ratio of not less than 6% of risk adjusted assets, and a minimum risk-based total capital ratio (based upon credit risk) of not less than 10%. Patriot bank has voluntarily agreed with its regulators to maintain capital ratios at least equal to well-capitalized standards and to maintain a tier 1 leverage ratio of at least 6%. At December 31, 2001, Patriot Bank's and Patriot Bank Corp.'s capital ratios exceeded all requirements to be considered well capitalized. At December 31, 2001, Patriot Bank met these ratio requirements. The following table sets forth the capital ratios of Patriot Bank Corp., Patriot Bank and the current regulatory requirements at December 31, 2001:

                                                                                                 TO BE WELL
                                                                           FOR CAPITAL         CAPITALIZED UNDER
                                                     ACTUAL             ADEQUACY PURPOSES  PROMPT CORRECTIVE ACTION
                                                     ------             -----------------  ------------------------
                                                AMOUNT     RATIO        AMOUNT     RATIO     AMOUNT         RATIO
                                                ------     -----        ------     -----     ------         -----
As of  December 31, 2001                                        (DOLLARS IN THOUSANDS)
    Total  capital (to risk weighted assets)

    Patriot Bank Corp.                         $74,178     11.54%       $51,442     8%      $64,302          10%
    Patriot Bank                                73,134     11.39%        51,355     8%       64,194          10%

    Tier I capital (to risk-weighted assets)

    Patriot Bank Corp.                          67,436     10.49%        25,721     4%       38,581           6%
    Patriot Bank                                65,976     10.28%        25,678     4%       38,517           6%

     Tier I capital (to average assets)

    Patriot Bank Corp.                          67,436      6.45%        41,821     4%       52,276           5%
    Patriot Bank                                65,976      6.31%        41,821     4%       52,276           5%


         MANAGEMENT OF INTEREST RATE RISK. The principal objective of Patriot's interest rate risk management function is to evaluate the interest rate risk included in certain on and off balance sheet accounts, determine the level of risk appropriate given Patriot's business focus, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board approved guidelines. Through such management, Patriot seeks to reduce the vulnerability of its net interest income to changes in interest rates. Patriot monitors its interest rate risk as such risk relates to its operating strategies. Patriot's Board of Directors has established an Asset/Liability Committee comprised of senior management and directors, which is responsible for reviewing its asset/liability and interest rate position and making decisions involving asset/liability considerations. The Asset/Liability Committee meets regularly and reports trends and Patriot's interest rate risk position to the Board of Directors.

         The Company uses three complementary methods to analyze and measure interest rate risk as part of the overall management of interest rate risk. They are income simulation modeling, estimates of economic value of equity, and static gap analysis. The combination of these three methods provides a reasonably comprehensive summary of the levels of interest rate risk of the Company when exposed to time factors and changes in interest rate environments.

         Income simulation modeling is utilized in measuring Patriot's interest rate risk and managing its interest rate sensitivity. Income simulation considers not only the impact of changing market interest rates on forecasted net interest income, but also other factors such as yield curve relationships, the volume and mix of assets and liabilities, customer preferences and general market conditions.

         Through the use of income simulation modeling the company has calculated an estimate of net interest income for the year ending December 31, 2002, based upon the assets, liabilities and off-balance sheet financial instruments in existence at December 31, 2001. Patriot has also estimated changes to that estimated net interest income based upon interest rates rising or falling in monthly increments ("rate ramps"). Rate ramps assume that all interest rates increase or decrease in monthly increments evenly throughout the period modeled. The following table reflects the estimated percentage change in estimated net interest income for the year ending December 31, 2002 resulting from changes in interest rates.

            Rate ramp to interest rates                 % change
         ----------------------------------            -----------
                    +2%                                     .98%

                    -2%                                   (2.69%)

         Economic value of equity (EVE) estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. As part of this evaluation the company has contracted with an independent consultant to perform an extensive core deposit analysis to appropriately estimate the discounted present value of the retail deposit franchise. Upward and downward rate shocks are used to measure volatility in relation to such interest rate movements in relation to an unchanged environment. This method of measurement primarily evaluates the longer term repricing risks and options in the Company's balance sheet. The Company has established policy limits for upward and downward rate shocks of 20% of economic value of equity at risk for every 100 basis points of interest rate shock. Additionally the Company has a policy limit that the ratio of EVE adjusted equity to EVE adjusted assets will be maintained above a 5% ratio. The following table reflects the estimated economic value of equity at risk and the ratio of EVE adjusted equity to EVE adjusted assets at December 31, 2001, resulting from shocks to interest rates.

                                          Percent change  EVE Equity/
                             Rate shock    from base      EVE Assets
                             -----------   ---------      ----------
                                  +2%       -16.59%         10.34%

                                  +1%        -6.36%         11.27%

                                 Base                       11.70%

                                  -1%        -7.69%         10.65%

                                  -2%       -22.72%          8.82%


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

         The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2001, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2001, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans and as a result of contractual rate adjustments on adjustable-rate loans.

                                                                       At December 31, 2001
                                     ---------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS(1):             3 Months    More than 3   More than 6  More than 1  More than 3    More than 5    Total
                                         or Less    Months to 6   Months to 1   Year to 3    Year to 5        Years
                                                      Months         Years        Years        Years
                                       ----------  ------------- ------------- ----------  -------------  -------------  --------

    Interest earning deposits               7,248           --           --           --           --            --         7,248
    Investment and mortgage-backed         41,088       29,809       15,031       34,263       23,284       147,774       291,249
      securities, net (2)(5)
    Loans receivable, net(3)(5)           139,791       50,256       81,129      212,871      121,414        44,131       649,592
                                       -----------  -----------   ----------   ----------  -------------------------    ----------
      Total interest-earning assets       188,127       80,065       96,160      247,134      144,698       191,905       948,089

    Non-interest-earning assets                --           --           --           --           --        61,981        61,981
                                       -----------  -----------   ----------   ----------  -----------   -----------    ----------
      Total assets                        188,127       80,065       96,160      247,134      144,698       253,886     1,010,070
                                       ===========  ===========   ==========   ==========  ===========   ===========    ==========

INTEREST-BEARING LIABILITIES:
    Money market and passbook               6,315        6,315       12,631       25,576       19,087       110,824       180,748
      savings accounts(6)
    Demand and NOW accounts                 1,383        1,383        2,766        1,353        1,205        61,096        69,186
    Certificate accounts                   72,290       57,617       88,269       55,851        7,652         2,250       283,929
    Borrowings                                832       40,832       31,664       90,000       72,003       173,177       408,508
                                       -----------  -----------   ----------   ----------  -----------   -----------    ----------
     Total interest-bearing                80,820      106,147      135,330      172,780       99,947       347,347       942,371
     liabilities

    Non-interest-bearing                       --           --           --           --        5,993         5,993            --
    liabilities

   Equity                                      --           --           --           --           --        61,706        61,706
                                       -----------  -----------   ----------   ----------  -----------   -----------    ----------

      Total liabilities and equity         80,820      106,147      135,330      172,780       99,947       415,046     1,010,070
                                       ===========  ===========   ==========   ==========  ===========   ===========    ==========

    Interest sensitivity gap(4)           107,307     (26,082)     (39,170)       74,354       44,751     (161,160)
    Cumulative interest                   107,307       81,225       42,055      116,409      161,160            --
       sensitivity gap
    Cumulative interest                    10.62%        8.04%        4.16%       11.52%       15.96%         0.00%
       sensitivity gap as a
       percent of total assets
    Cumulative interest-earning           232.77%      143.44%      113.05%      123.51%      127.08%       100.61%
       assets as a percent of
       cumulative interest-
       bearing liabilities

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

(6) Money market accounts, savings accounts, and NOW accounts decay rates have been estimated based upon a historical analysis of core deposit trends.


         As shown above, the company has a positive gap (interest sensitive assets are greater than interest sensitive liabilities) within the next year, which generally indicates that an increase in rates may lead to an increase in net interest income and a decrease in rates may lead to a decrease in net interest income. Interest sensitivity gap analysis measures whether assets or liabilities may reprice but does not capture the ability to reprice or the range of potential repricing on assets or liabilities. Thus indications based on a positive or negative gap position need to be analyzed in conjunction with other interest rate risk management tools.

         The Company's management believes that the assumptions and combination of methods utilized in evaluating estimated net interest income are reasonable; however, the interest rate sensitivity of the company's assets, liabilities and off-balance sheet financial instruments as well as the estimated effect of changes in interest rates on estimated net interest income could vary substantially if different assumptions are used or actual experience differs from the experience on which the assumptions were based.

                                 QUARTERLY DATA

The following table presents selected quarterly consolidated financial data:

                                                                                 THREE MONTHS ENDED
                                           ---------------------------------------------------------------------------------------
                                           DEC. 31,   SEPT. 30,  JUNE 30,   MARCH 31,   DEC. 31,    SEPT. 30,  JUNE 30,   MARCH 31,
                                             2001       2001       2001       2001        2000        2000       2000       2000
                                           --------   --------   --------   --------    --------    --------   --------   --------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total interest income ..................   $ 17,537   $ 18,507   $ 19,187   $ 20,619    $ 20,870    $ 21,530   $ 21,249   $ 20,494
Total interest expense .................     11,220     12,520     13,592     14,877      15,766      16,162     15,362     14,181
                                           --------   --------   --------   --------    --------    --------   --------   --------

Net interest income ....................      6,317      5,987      5,595      5,742       5,104       5,368      5,887      6,313
Provision for credit losses ............        550        500        500        450         300         225        300        300
                                           --------   --------   --------   --------    --------    --------   --------   --------
Net interest income after pro
vision for credit losses ...............      5,767      5,487      5,095      5,292       4,804       5,143      5,587      6,013
Other income ...........................      1,951      1,991      1,947      2,003       1,561       2,276      1,780      1,507
Other expenses .........................      5,434      5,271      4,955      5,108       9,634       5,904      5,724      5,582
                                           --------   --------   --------   --------    --------    --------   --------   --------
Income (loss) before taxes and
cumulative effect of change in
accounting principle ...................      2,284      2,207      2,087      2,187      (3,269)      1,515      1,643      1,938
Income tax .............................        640        629        596        597      (1,256)        287        337        450
                                           --------   --------   --------   --------    --------    --------   --------   --------
Income before cumulative effect of
change in accounting principle .........   $  1,644   $  1,578   $  1,491   $  1,590    $ (2,013)   $  1,228   $  1,306   $  1,488
Cumulative effect of change in
accounting principle, net of
($105,000) in income tax ...............         --         --         --       (204)         --          --         --         --
                                           ========   ========   ========   ========    ========    ========   ========   ========
Net Income .............................   $  1,644   $  1,578   $  1,491   $  1,386    $ (2,013)   $  1,228   $  1,306   $  1,488
                                           ========   ========   ========   ========    ========    ========   ========   ========

DILUTED EARNINGS PER SHARE:
--------------------------
Income before cumulative effect of
change in accounting principle .........   $   0.27   $   0.26   $   0.25   $   0.27    $  (0.34)   $   0.21   $   0.22   $   0.25
Cumulative effect of change in
accounting principle ...................         --         --         --       (.03)         --          --         --         --
                                           --------   --------   --------   --------    --------    --------   --------   --------
Net Income .............................   $   0.27   $   0.26   $   0.25   $   0.24    $  (0.34)   $   0.21   $   0.22   $   0.25
                                           ========   ========   ========   ========    ========    ========   ========   ========

Dividends per share ....................   $   .093   $   .093   $   .093   $   .093    $   .092    $   .092   $   .090   $   .087
Market Prices - High ...................   $  10.90   $  11.95   $  10.30   $   8.19    $   6.88    $   7.50   $  13.50   $  15.00
                Low ....................   $  10.00   $   9.15   $   7.53   $   6.81    $   5.94    $   6.50   $   6.88   $   8.50

      RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

         SUMMARY. For the year ended December 31, 2000, Patriot reported net income of $2,009,000 or $.34 diluted earnings per share. Included in the year 2000 earnings are non-recurring, after-tax charges totaling $3,224,000 which includes a one time restructuring charge of $1,453,000, non-recurring expenses of $986,000, both related to the restructuring of Patriot's mortgage banking operation, and $785,000 related to the resignation of Patriot's former President and Chief Executive Officer. For the year ended December 31, 1999, Patriot reported net income of $2,200,000 or $.37 diluted earnings per share including costs related to the launch of an internet initiative of $3,349,000 ($5,067,000 before tax). Patriot's core banking operations exclusive of that internet initiative for the year ended December 31, 1999, generated $5,549,000 or $.94 diluted earnings per share. Excluding the non-recurring charges, return on average equity was 10.30% for 2000 compared to 10.10% for 1999.

         NET INTEREST INCOME. Net interest income for 2000 was $22,672,000 compared to $24,034,000 in 1999. The yield on Patriot's interest-earning assets continued it's favorable trend and increased to 7.82% for the year 2000 compared to 7.35% for 1999 as a result of growth in higher-yielding commercial loan and lease portfolios. The cost of Patriot's interest-bearing liabilities was 5.58% for 2000 compared to 4.96% for 1999. The increase in funding costs resulted from generally higher interest rates, especially with regard to short-term funding. Patriot's asset growth resulted from the origination of commercial loans and leases which was mostly funded through the run-off of mortgage loans. Overall, Patriot's net interest margin decreased to 2.24% for 2000 compared to 2.39% in 1999.

         Interest on loans was $55,531,000 for 2000 compared to $45,590,000 for 1999. The average balance of loans in 2000 was $666,171,000 with an average yield of 8.33% compared to an average balance of $571,966,000 with an average yield of 7.97% in 1999. The increase in average balance was due to increased originations of commercial loans and leases. Also, the average balance of mortgage loans was maintained at a consistent level during 2000 as most mortgage loan originations were sold; additionally, pursuant to an interest rate risk strategy Patriot sold approximately $50,000,000 in residential mortgage loans from the portfolio during the third quarter of 2000. The increase in average yield was primarily a result of commercial loans and leases representing a larger percentage of the loan portfolio.

         Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $28,190,000 for 2000 compared to $29,656,000 for 1999. The average balance of the investment portfolio was $412,712,000 with an average yield of 7.17% for 2000 compared to an average balance of $457,093,000 with an average yield of 6.78% for 1999. The decrease in average balance was primarily due to normal amortization as Patriot has allowed investment and mortgage-backed securities to run-off as part of a strategy to deleverage the balance sheet. The increase in average yield was primarily a result of repricings of adjustable rate securities.

         Interest on total deposits was $30,714,000 for 2000 compared to $20,565,000 for 1999. The average balance of total deposits was $596,618,000 with an average cost of 5.15% for 2000 compared to an average balance of $468,814,000 with an average cost of 4.38% for 1999. The increase in average balance was primarily the result of an increase in Patriot's brokered jumbo deposit program, coupled with aggressive marketing of core deposits (money market, checking and savings accounts). The increase in average cost was the result of the increase in jumbo deposits and market pricing on retail deposits. Total brokered jumbo deposits approximated $204,917,000 and $136,113,000 at December 31, 2000 and 1999, respectively. The average balance of retail deposits (total deposits less brokered jumbo deposits) was $401,441,000 with an average cost of 4.36% for 2000 compared to an average balance of $359,317,000 with an average cost of 3.96% for 1999. The increase in average balance and yield was primarily the result of Patriot's brokered jumbo deposit program, offset by growth of core deposits.

         Interest on borrowings was $30,757,000 in 2000 compared to $30,945,000 in 1999. The average balance of borrowings was $504,666,000 with an average cost of 6.01% for 2000 compared to an average balance of $568,922,000 with an average cost of 5.43% for 1999. The decrease in average balance was due to less use of borrowings to fund the growth in the balance sheet. The increase in average cost was due to generally higher interest rates.

         PROVISION FOR CREDIT LOSSES. The provision for credit losses was $1,125,000 for 2000 and $1,200,000 for 1999. During the third quarter of 2000,
Patriot sold over $50,000,000 in mortgage loans. As a result of the sale and Patriot's continued strong asset quality ratios, the provision was reduced accordingly.

         NON-INTEREST INCOME. Total non-interest income was $7,124,000 for 2000 compared to $5,945,000 for 1999. The increase was primarily due to an increased emphasis on recurring non-interest income including loan and deposit fees, ATM fees and mortgage banking activities.

         NON-INTEREST EXPENSE. Total non-interest expense was $26,844,000 for 2000 compared to $26,402,000 for 1999. Non-interest expense in 2000 included $785,000 related to the resignation of Patriot's former President and Chief Executive Officer, a one time restructuring charge of $1,453,000 and non-recurring expenses of $986,000 related to the restructuring of Patriot's mortgage company and call center. Non-interest expense in 1999 included $5,067,000 in costs incurred related to the internet initiative. The increase in recurring non-interest expense reflects growth in Patriot's operations. Patriot's efficiency ratio was 73.70% in 2000 compared to 71.17% in 1999 exclusive of the non-recurring charges in each year.

         INCOME TAX PROVISION. The income tax provision was $(182,000) for 2000 compared to $177,000 for 1999. The effective tax rate was (9.96)% for 2000 compared to 7.40% for 1999. The decrease in the effective tax rate was the result of the tax impact of the non-recurring costs in 2000 resulting in an increase in Patriot's proportion of tax exempt income to net income. Patriot's tax exempt income resulted from tax planning strategies, which include investments in tax-exempt securities. Excluding the non-recurring costs in 2000 and 1999, Patriot's effective tax rate was 22.03% and 25.53% for 2000 and 1999, respectively.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The discussion concerning the effects of interest rate changes on the Company's estimated net interest income for the year ending December 31, 2002, set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Management of Interest Rate Risk" in Item 7 hereof, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                MANAGEMENT REPORT

Financial Statements
Patriot Bank Corp. (the "Company") is responsible for the preparation, integrity and fair presentation of its published financial statements as of December 31, 2001, and the year then ended. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and as such, include amounts, some of which are based on judgments and estimates of management.

Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America and the Federal Financial Institutions Examination Council instructions for Consolidated Reports of Condition and Income ("call report instructions"). This internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management assessed the Company's internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America and call report instructions as of December 31, 2001. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2001, the Company maintained effective internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America and call report instructions.

Compliance With Laws And Regulations
Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the Federal Deposit Insurance Corporation as safety and soundness laws and regulations.

Management assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that the Company complied, in all significant respects, with the designated laws and regulations relating to safety and soundness for the year ended December 31, 2001.

         ------------------------           ----------------------
         Richard A. Elko                    James G. Blume
         President and                      Senior Vice President and
         Chief Executive Officer            Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Patriot Bank Corp.:

We have audited the accompanying consolidated balance sheets of Patriot Bank Corp. and Subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, cash flows and comprehensive income for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" in 2001.

KPMG LLP
January 22, 2002

                       PATRIOT BANK CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                          DECEMBER 31,
                                                                            -----------------------------------------
                                                                                   2001                 2000
                                                                            -------------------  --------------------


ASSETS
Cash and due from banks..................................................   $       14,218       $        2,910
Interest-earning deposits in other financial institutions................            7,248               24,166
                                                                            -------------------  --------------------

         Total cash and cash equivalents.................................           21,466               27,076

Securities available for sale............................................          247,612               84,889
Securities held to maturity  (market  value of $43,078 and $299,685 at
     December 31, 2001 and 2000, respectively)...........................           43,637              302,489
Loans held for sale......................................................            6,652                8,564
Loans and leases receivable, net of allowances for credit losses of
     $6,199 and $5,839 at December 31, 2001 and 2000, respectively.......          642,940              650,640
Premises and equipment, net..............................................            6,758                7,574
Accrued interest receivable..............................................            3,988                5,125
Real estate owned and other repossessed property.........................              349                  173
Cash surrender value life insurance......................................           17,305               16,483
Goodwill and other intangible assets.....................................           12,050               13,274
Other assets.............................................................            7,313                8,618
                                                                            -------------------  --------------------
         Total assets....................................................   $    1,010,070       $    1,124,905
                                                                            ===================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits.................................................................   $      533,863       $      649,958
FHLB Advances............................................................          387,179              317,186
Securities sold under repurchase agreements..............................            ----                80,651
Advances from borrowers for taxes and insurance..........................            3,329                3,893
Trust Preferred .........................................................           18,000               19,000
Other liabilities........................................................            5,993                2,417
                                                                            -------------------  --------------------
         Total liabilities...............................................          948,364            1,073,105
                                                                            -------------------  --------------------
Preferred stock, $0.01 par value, 2,000,000 shares authorized,
     none issued at December 31, 2001 and 2000, respectively.............             ----                 ----
Common stock, no par value, 10,000,000 shares authorized, 6,555,436
     and 6,555,436 shares issued at December 31, 2001 and 2000,                       ----                 ----
     respectively........................................................
Additional paid-in capital...............................................           57,867               58,174

Common stock acquired by ESOP, 334,225 and 359,934 shares at cost at
     December 31, 2001 and 2000, respectively............................           (1,819)              (1,999)
Common stock acquired by MRP, 5,650 and 57,195 shares
     at amortized cost at December 31, 2001 and 2000, respectively.......              (68)                (241)
Retained earnings........................................................            8,598                4,833
Treasury stock acquired, 235,833 and 353,660 shares
     at cost at December 31, 2001 and 2000, respectively.................           (3,051)              (4,043)
Accumulated other comprehensive income  (loss)...........................              179               (4,924)
                                                                           -------------------  --------------------
         Total stockholders' equity......................................           61,706               51,800
                                                                            -------------------  --------------------
         Total liabilities and stockholders' equity......................      $ 1,010,070       $    1,124,905
                                                                            ===================  ====================


        The accompanying notes are an integral part of these statements.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                             2001           2000         1999

                                                                           ------------  -----------  -----------

INTEREST INCOME
      Interest-earning deposits.....................................     $    508        $    422       $   298
      Securities....................................................       21,220          28,190        29,656
      Loans and leases..............................................       54,122          55,531        45,590
                                                                           ------          ------        ------
           Total interest income....................................       75,850          84,143        75,544
                                                                          =======         =======       =======
INTEREST EXPENSE
       Deposits.....................................................       27,690          30,714        20,565
       Short-term borrowings........................................        2,387          16,464        13,343
       Long-term borrowings.........................................       22,132          14,293        17,602
                                                                           ------          ------        ------

Total interest expense..............................................       52,209          61,471        51,510
                                                                           ======          ======        ======

        Net interest income before provision for
            credit losses...........................................       23,641          22,672        24,034
        Provision for credit losses.................................        2,000           1,125         1,200
                                                                           ------          ------        ------

        Net interest income after
            provision for credit losses.............................       21,641          21,547        22,834
                                                                           ------          ------        ------

NON-INTEREST INCOME
        Service fees, charges and other operating income............        5,563           4,934         4,443
        Loss on sale of real estate owned...........................         (20)             (7)           (3)
        Gain on sale of securities available for sale...............          558              1            507
        Mortgage banking activities.................................        1,791           2,196           998
                                                                            -----           -----         -----

             Total non-interest income..............................        7,892           7,124         5,945
                                                                            =====          ======         =====

NON-INTEREST EXPENSE
        Salaries and employee benefits..............................        9,748          12,580        10,606
        Occupancy and equipment.....................................        4,538           6,663         4,108
        Professional services.......................................          960           1,221           787
        Information Services........................................          256             196           179
        Advertising.................................................          822             652           817
        Deposit processing..........................................          615             659           605
        Amortization of Goodwill and other intangible assets........        1,216           1,458           992
        Office supplies & postage...................................          653             735           641
        MAC expense.................................................          481             603           377
        Internet initiative ........................................            -               -         5,067
        Other operating expenses....................................        1,479           2,077         2,223
                                                                           ------           -----        ------

            Total non-interest expense..............................       20,768          26,844        26,402
                                                                           ======          ======        ======


Income before taxes and cumulative effect of change in
       accounting principle ........................................        8,765           1,827         2,377
Income taxes........................................................        2,462           (182)           177
                                                                          -------        --------       -------
Income before cumulative effect of change in accounting principle ..     $  6,303        $  2,009       $ 2,200
Cumulative effect of change in accounting principle, net of
       ($105,000)in Income tax......................................        (204)              --            --
                                                                          -------        --------       -------
Net income..........................................................     $  6,099        $  2,009       $ 2,200
                                                                          =======         =======       =======

Basic Earning Per Share:
Income before cumulative effect of change in accounting principle ..     $   1.07        $   0.35       $  0.38
Cumulative effect of change in accounting principle.................        (.03)              --            --
       Net Income                                                        $   1.04        $   0.35       $  0.38
                                                                          =======        ========       =======

Diluted Earnings Per Share:
Income before cumulative effect of change in accounting principle ..     $  1.05         $   0.34       $  0.37
Cumulative effect of change in accounting principle.................        (.03)              --            --
                                                                          -------        --------       -------
       Net Income                                                        $   1.02        $   0.34       $  0.37
                                                                           ======          ======         =====
Dividends per share................................................      $   0.37        $   0.36       $  0.32
                                                                          -------        --------       -------


        The accompanying notes are an integral part of these statements.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                         Accumulated
                                                  Additional                                                Other
                                      Number of    paid-in                        Retained    Treasury   Comprehensive
                                      Shares(1)    capital     ESOP       MRP     earnings     stock        Income       Total
                                      ---------   ---------   -------    -----    --------     ------    -------------  -------
Balance at January 1, 1999             4,347     $ 60,404    $(2,285)   $(971)   $ 4,220    $(22,963)     $ 3,855      $42,260
                                       -----     --------    -------    -----    -------    --------      -------      -------
Common stock issued                        3           26       ----     ----       ----        ----         ----           26
Common stock acquired by MRP              (3)        ----       ----      (26)      ----        ----         ----          (26)
Treasury stock purchased                (377)        ----       ----     ----       ----      (4,808)        ----       (4,808)
Treasury stock retired                  ----      (23,531)      ----     ----       ----      23,531         ----         ----
Common stock issued for
     Business combination               1,640       21,047       ----     ----       ----        ----         ----       21,047
Release and amortization of MRP            48           53       ----      359       ----        ----         ----          412
Release of ESOP shares                     26          118        144     ----       ----        ----         ----          262
Sale of stock associated with Employee
     Stock Purchase Plan                    7         ----       ----     ----       ----          68         ----           68
Change in unrealized gains
     on securities available
     For sale, net of taxes              ----         ----       ----     ----       ----        ----       (9,990)      (9,990)
Net income                               ----         ----       ----     ----      2,200        ----         ----        2,200
Cash dividends paid                      ----         ----       ----     ----     (1,683)       ----         ----       (1,683)
                                        -----     --------    -------    -----    -------    --------      -------      -------
Balance at December 31, 1999            5,691     $ 58,117    $(2,141)   $(638)   $ 4,737    $ (4,172)     $(6,135)     $49,768
                                        =====     ========    =======    =====    =======    ========      =======      =======
Common stock retired by MRP              ----          (20)      ----     ----       ----        ----         ----          (20)
Common stock forfeited by MRP            ----         ----       ----       20       ----        ----         ----           20
Release and amortization of MRP            52            3       ----      377       ----        ----         ----          380
Release of ESOP shares                     25           74        142     ----       ----        ----         ----          216
Sale of stock associated with Employee
     Stock Purchase Plan                   16         ----       ----     ----       ----         129         ----          129
Change in unrealized gains
     on securities available
     for sale, net of taxes              ----         ----       ----     ----       ----        ----        1,211        1,211
Net income                               ----         ----       ----     ----      2,009        ----         ----        2,009
Cash dividends paid                      ----         ----       ----     ----     (1,913)       ----         ----       (1,913)
                                        -----      -------    -------    -----    -------    --------      -------      -------
Balance at December 31, 2000            5,784      $58,174    $(1,999)   $(241)   $ 4,833    $ (4,043)     $(4,924)     $51,800
                                        =====      =======    =======    =====    =======    ========      =======      =======
Release and amortization of MRP            52          42        ----      173       ----        ----         ----          215
Release of ESOP shares                     26          58         180     ----       ----        ----         ----          238
Sale of stock associated with Employee
     Stock Purchase Plan                    7        ----        ----     ----       ----          59         ----           59
Change in unrealized gains
     on securities available
     for sale, net of taxes              ----        ----        ----     ----       ----        ----      $ 5,103        5,103
Exercise of stock options                 111        (407)       ----     ----       ----         933         ----          526
Net income                               ----        ----        ----     ----      6,099        ----         ----        6,099
Cash dividends paid                      ----        ----        ----     ----     (2,334)       ----         ----       (2,334)
                                        -----     --------    -------   ------    -------    --------      -------      -------
Balance at December 31, 2001            5,980     $57,867     $(1,819)    $(68)   $ 8,598    $ (3,051)         179      $61,706
                                        =====     ========    =======   =======   =======    ========      =======      =======



        The accompanying notes are an integral part of these statements.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              Year Ended December 31,
                                                                              -----------------------
                                                                          2001         2000         1999
                                                                       -----------  -----------  -----------
OPERATING ACTIVITIES
    Net Income                                                          $   6,099    $   2,009    $   2,200
    Adjustments to reconcile net income to net cash provided by (used
    in) operating activities
        Amortization and accretion of
           Deferred loan origination fees                                    (310)        (529)          70
           Premiums and discounts                                          (1,914)      (3,128)      (2,836)
           MRP shares                                                         215          380          412
           Goodwill and other intangibles                                   1,216        1,458          992
        Provision for credit losses                                         2,000        1,125        1,200
        Release of ESOP shares                                                238          216          262
        Gain on sale of investment securities                                (249)          (1)        (507)
        Loss on sale of real estate owned                                      20            7            3
        Write down of real estate owned                                        43           16           --
        Depreciation of premises and equipment                              1,546        2,686        1,751
        Mortgage loans originated for sale                                (81,371)    (125,273)     (63,796)
        Mortgage loans sold                                                83,283      170,025       64,400
        Deferred income tax expense (benefit)                              (1,358)         121       (1,390)
        Increase in cash surrender value of life insurance                   (822)        (783)        (653)
        Decrease (increase) in accrued interest receivable                  1,137         (280)           4
        Decrease in other assets                                               54        3,583          475
        Increase (decrease) in other liabilities                            3,584       (3,835)      (3,548)
                                                                       ----------   ----------   ----------
           Net cash provided by (used in) operating activities             13,411       47,797         (961)
                                                                       ----------   ----------   ----------
INVESTING ACTIVITIES
        Loan originations & principal payments on loans, net                4,109      (77,849)     (69,698)
        Proceeds from the sale of securities - available for sale          50,920        4,625       27,478
        Proceeds from the maturity of securities - available for sale      57,733        4,079       43,030
        Proceeds from the maturity of securities - held to maturity        38,382       45,558       61,276
        Purchase of securities - available for sale                       (41,010)      (1,118)    (107,502)
        Purchase of securities - held to maturity                              --           --      (13,056)
        Purchase of cash surrender value of life insurance                     --           --      (15,047)
        Proceeds from sale of real estate owned                             1,641          366          476
        Cash received in business combinations                                 --           --        9,769
        Purchase of premises and equipment                                   (746)      (1,665)      (4,235)
        Proceeds from sale of premises and equipment                           16        2,431        5,644
                                                                       ----------   ----------   ----------
           Net cash used in investing activities                          111,045      (23,573)     (61,865)
                                                                       ----------   ----------   ----------
FINANCING ACTIVITIES
        Net (decrease) increase in deposits                              (116,095)     149,301       29,437
        (Repayment) proceeds from short term borrowings                   (10,651)    (367,054)      22,582
        Repurchase of trust preferred securities                           (1,000)          --           --
        Proceeds from long term borrowings                                     --      217,000       95,000
        Repayment of long term borrowings                                      (7)      (1,904)    (100,108)
        (Decrease) increase in advances from borrowers for taxes and         (564)        (868)          12
        insurance
        Cash paid for dividends                                            (2,334)      (1,913)      (1,683)
        Proceeds from the sale of stock associated with Employee               59          129           68
        Stock Purchase Plan
        Proceeds from the exercise of stock options                           526           --           -
        Purchase of treasury stock                                             --           --       (4,808)
                                                                       ----------   ----------   ----------
           Net cash (used in) provided by financing activities           (130,066)      (5,309)      40,500
                                                                       ----------   ----------   ----------
        Net (used in) provided by cash and cash equivalents                (5,610)      18,915      (22,326)

Cash and cash equivalents at beginning of year                             27,076        8,161       30,487
                                                                       ----------   ----------   ----------
Cash and cash equivalents at end of year                               $   21,466    $  27,076   $    8,161
                                                                       ==========   ==========   ==========
Supplemental disclosures

     Cash paid for interest                                            $   27,433    $  30,084   $   20,233

     Cash paid for income taxes                                        $     (172)   $   1,254   $    1,193

     Transfers from loans and leases to real estate owned and other    $    1,900    $     258   $      603
     repossessed property

     Transfer of securities (to) from available for sale to (from)     $ (220,471)          --   $  366,628
     held to maturity

     Non-cash assets received in business combinations                         --           --   $   94,302


        The accompanying notes are an integral part of these statements.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)





                                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                            -----------------------------------------
                                                                               2001            2000           1999
                                                                            ----------     ----------     -----------

Net Income...............................................................    $  6,099     $   2,009       $   2,200
Other comprehensive income, net of tax...................................
   Unrealized gains (losses) on securities...............................
      Unrealized gains associated with change in accounting principle....       3,000
      Unrealized holding gains (losses) arising during the period........       2,267         1,212          (9,655)
      Less: Reclassification adjustment for gains included in net income..       (164)           (1)           (335)
                                                                            -----------   -----------    -----------

Comprehensive income (loss)..............................................   $  11,202    $    3,220       $  (7,790)
                                                                            ===========   ============   ===========



        The accompanying notes are an integral part of these statements.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The following is a description of the significant accounting policies of Patriot Bank Corp. and Subsidiaries (Patriot). Such accounting and reporting policies conform with generally accepted accounting principles and predominant practices within the financial institution industry.

        Patriot, through its subsidiaries, offers a broad range of lending, depository and related financial services to small businesses and consumers primarily through 17 community banking offices located in Montgomery, Berks, Chester, Lehigh, and Northampton counties in Pennsylvania and through direct mail and various electronic and telephonic means.

        Patriot Bank principally competes with other banking and financial institutions in its primary market communities. Commercial banks, savings banks, savings and loan associations, credit unions, brokerage firms, asset management companies, mutual funds and money market funds actively compete for deposits and loans. Such institutions, as well as consumer finance and insurance companies, may be considered competitors of Patriot with respect to one or more of the services they render.

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

        Management's evaluation of the allowance for credit losses includes, among other factors, an analysis of historical loss rates, by category, applied to current loan and lease totals. However, actual losses may be higher or lower than historical trends, which vary. Actual losses on specified problem loans and leases, which also are provided for in the valuation, may vary from estimated loss percentages, which are established based upon a limited number of potential loss classifications.

        In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement as amended by SFAS No. 137 in June 1999 and SFAS No. 138 in June 2000 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of certain exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (b) a hedge of the exposure to variable cash flows of a forecasted transaction; or (c) a hedge of foreign currency exposure. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Patriot adopted SFAS 133 on January 1, 2001. At the time of adoption, Patriot reclassified approximately $220,471,000 of fixed rate mortgage backed securities, CMO's and agency securities from held to maturity to available for sale and equity resulting in a net of tax increase of approximately $3 million in accumulated other comprehensive income. Patriot typically has not used derivative instruments and currently holds no positions that had further impact on earnings, financial condition or equity. During 2001, Patriot sold $30,333,000 of the securities reclassified resulting in a cumulative change in accounting principle with a net after tax impact of a $204,000 loss.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, -(CONTINUED)


        In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement supercedes and replaces the guidance in Statement 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, although it carries over most of Statement 125's provisions without reconsideration. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. There was no impact of the adoption of this statement on Patriot's earnings, financial condition, or equity.

        In June 2001, the FASB issued Statement No. 141, "Business Combinations." The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises. All business combinations in the scope of the Statement are to be accounted for using the purchase method, thereby eliminating the use of the pooling of interest method. The provisions of the Statement apply to all business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Historically, Patriot has not used the pooling of interest method, therefore there was no impact on earnings, financial condition, or equity upon adoption of Statement No. 141.

        In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements, including requirements for periodic impairment evaluation. The provisions of the Statement are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of the Statement. The Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Upon adoption of Statement No. 142 in January 2002, the anticipated effect on Patriot's earnings as a result of the elimination of goodwill amortization expense is $800,000 after-tax for fiscal year 2002. As required by SFAS No. 141, Patriot will perform an impairment test within six months of adoption. At this time, Patriot does not anticipate any impairment.

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

                       PATRIOT BANK CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, -(CONTINUED)

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

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, the Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with earlier application encouraged. The provisions of this Statement generally are to be applied prospectively. The Bank does not expect the adoption of the Statement to have an impact on it's earnings, financial condition, or equity.

b. CASH AND CASH EQUIVALENTS

        Cash and cash equivalents are defined as cash on hand, cash items in process of collection, amounts due from banks, and interest earning deposits in other financial institutions. Interest-earning deposits consist of deposit accounts with the Federal Home Loan Bank (FHLB) of Pittsburgh and deposits with other financial institutions generally having maturities of three months or less.

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

d. LOANS HELD FOR SALE

        Loans held for sale consist of residential mortgage loans originated by Patriot. They are recorded at the lower of cost or estimated fair value on an aggregate basis.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, -(CONTINUED)


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

        An allowance for credit losses is maintained at a level that management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the loan and lease portfolios. Management's periodic evaluation of the adequacy of the allowance for credit losses is based upon evaluation of individual loans and leases, the overall risk characteristics of the various portfolio segments, regression analyses using past loss experience, current and projected financial status and creditworthiness of its borrowers, the adequacy of collateral, the level and nature of non-performing loans, current economic conditions, the results of the most recent regulatory examination and other relevant factors. This evaluation is inherently subjective. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses. Such agencies may require Patriot to recognize additions to the allowance for credit losses based on their judgments of information which is available to them at the time of their examinations.

        Impaired loans, as defined by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," are measured based on the present value of expected future cash flows discounted at a loan's effective interest rate, or at a loan's observable market price or fair value of the collateral if the loan is collateral dependent. A loan is considered to be impaired if upon management's assessment of the relevant facts and circumstances, it is probable that Patriot will be unable to collect all proceeds due according to the contractual terms of the loan agreement.

        Uncollectible interest on loans and leases that are contractually past due ninety days or greater is charged off. Loans are returned to an accrual status when payments become current and other factors indicating doubtful collectibility cease to exist.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, -(CONTINUED)


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

h. EARNINGS PER SHARE

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

i. GOODWILL

Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions and is included in other assets.

j. RECLASSIFICATIONS

        Certain prior period amounts have been reclassified to conform with the current year's presentation. These reclassifications had no effect on net income.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE 2 - BUSINESS COMBINATIONS

On January 22, 1999, Patriot completed the acquisition of First Lehigh Corporation ("First Lehigh"), a commercial banking company with $104,478,000 in total assets and $93,905,000 in total deposits. Patriot issued 1,640,000 shares of common stock for all the outstanding common and preferred stock of First Lehigh. The transaction had a total value of $21,047,000. The acquisition was accounted for as a purchase, and accordingly, the results of operations of First Lehigh are included in Patriot's consolidated statement of income from the date of acquisition. At December 31, 2001, Goodwill and core deposit intangibles arising from the transaction totaled $6,909,281 and $3,362,367, respectively. During 2001, FASB issued SFAS No. 142. In accordance with SFAS No. 142, Patriot will continue to amortize the core deposit intangible, while goodwill will no longer be amortized but be subject to periodic impairment testing instead. The core deposit intangible is being amortized over 13 years.


NOTE 3 - RESTRICTIONS ON CASH AND AMOUNTS DUE FROM DEPOSITORY INSTITUTIONS

        Patriot is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those reserve balances for the reserve computation periods which included December 31, 2001 and 2000, were $3,061,000 and $2,334,000, respectively.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE 4 - SECURITIES

The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows:

                                                                           2001
                                                                           ----
                                                                 GROSS          GROSS
                                                AMORTIZED      UNREALIZED     UNREALIZED    ESTIMATED
                                                  COST           GAINS           LOSS       FAIR VALUE
                                                  ----           -----           ----       ----------
                                                                   (IN THOUSANDS)
AVAILABLE FOR SALE:
     Investment securities:
         U.S. Treasury and government
            agency securities                   $ 31,475       $      2       $  1,640       $ 29,837
         Corporate debt securities                16,582       $     27       $  1,656       $ 14,953
         FHLMC Preferred Stock                    42,762          2,184             53         44,893
         FHLB Stock                               19,359             --             --         19,359
         Equity securities                         5,845             31            433          5,443
     Mortgage-backed securities:
        FHLMC                                      5,194             13             10          5,197
        FNMA                                      45,466            124            144         45,446
        GNMA                                         120             12             --            132
     Collateralized mortgage obligations:
        FHLMC                                     44,879            566            193         45,252
        FNMA                                      33,632            582             70         34,144
        Other                                      2,938             18             --          2,956
                                                --------       --------       --------       --------
Total securities available for sale             $248,252       $  3,559       $  4,199       $247,612
                                                ========       ========       ========       ========

HELD TO MATURITY:
    Investment securities:
       U.S. Treasury and government
         agency securities:                     $ 14,388       $    342       $    226       $ 14,504
       Corporate debt securities                   1,000              1             --          1,001
    Mortgage-backed securities:
        FHLMC                                      1,661             27             36          1,652
        FNMA                                       1,680             80             51          1,709
        GNMA                                       2,245             57             65          2,237
Collateralized mortgage
    obligations:
        FHLMC                                     16,187            264            834         15,617
        FNMA                                       6,476             53            171          6,358
                                                --------       --------       --------       --------
Total securities held to maturity               $ 43,637       $    824       $  1,383       $ 43,078
                                                ========       ========       ========       ========

                       PATRIOT BANK CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE 4 - SECURITIES, -(CONTINUED)

                                                                       2000
                                                                       ----
                                                             GROSS           GROSS
                                             AMORTIZED     UNREALIZED     UNREALIZED      ESTIMATED
                                               COST          GAINS           LOSS         FAIR VALUE
                                               ----          -----           ----         ----------
                                                                  (IN THOUSANDS)
AVAILABLE FOR SALE:
     Investment securities:
         Corporate debt securities           $ 17,084       $     15       $  1,992       $ 15,107
         FHLMC Preferred Stock                 44,973          1,915             --         46,888
         FHLB Stock                            16,609             --             --         16,609
        Equity securities                       6,295              9            639          5,665
     Mortgage-backed securities:
         FHLMC                                    613              7             --            620
                                             --------       --------       --------       --------
Total securities available for sale          $ 85,574       $  1,946       $  2,631       $ 84,889
                                             ========       ========       ========       ========

HELD TO MATURITY:
    Investment securities:
       U.S. Treasury and government
          agency securities:                 $ 76,545       $  4,144       $  7,131       $ 73,558
       Corporate debt securities                1,001             --              1          1,000
    Mortgage-backed securities:
        FHLMC                                   3,446             27             47          3,426
        FNMA                                   48,462          2,605          1,183         49,884
        GNMA                                    3,573             38             83          3,528
Collateralized mortgage
    obligations:
        FHLMC                                  90,920          1,240          2,238         89,922
        FNMA                                   70,043            922          1,198         69,767
        Other                                   6,196             14             35          6,175
        CMBS                                    2,303            122             --          2,425
                                             --------       --------       --------       --------
     Total securities held to maturity       $302,489       $  9,112       $ 11,916       $299,685
                                             ========       ========       ========       ========

                       PATRIOT BANK CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE 4 - SECURITIES, -(CONTINUED)

        The amortized cost and estimated fair value of investment and mortgage-backed securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

                                                 HELD TO MATURITY             AVAILABLE FOR SALE
                                             AMORTIZED        FAIR          AMORTIZED       FAIR
                                               COST           VALUE           COST          VALUE
                                               ----           -----           ----          -----
                                                                 (IN THOUSANDS)
SECURITIES
Due in one year or less ..............       $  3,627       $  3,631       $  5,697       $  5,750
Due after one year through five years          10,310         10,459         20,206         20,201
Due after five years through ten years          6,831          6,717         30,366         30,445
Due after ten years...................         22,869         22,271        124,017        121,521
FHLMC Preferred Stocks ...............             --             --         42,762         44,893
FHLB Stock ...........................             --             --         19,359         19,359
Equity securities.....................             --             --          5,845          5,443
                                             --------       --------       --------       --------
     Total  securities ...............       $ 43,637       $ 43,078       $248,252       $247,612
                                             ========       ========       ========       ========

        For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the contractual maturities. The mortgage-backed securities may mature earlier than their contractual maturities because of principal prepayments.

        Proceeds from sales of investment and mortgage-backed securities and the realized gross gains and losses exclusive of the impact of SFAS No. 133 from those sales are as follows:

                                           AVAILABLE FOR SALE
                                           ------------------

                                         YEAR ENDED DECEMBER 31,
                               ----------------------------------------

                                 2001            2000            1999
                                 ----            ----            ----
                                            (IN THOUSANDS)
Proceeds from sales            $ 50,920        $  4,625        $ 27,478
                               ========        ========        ========

Gross realized gains                653              --           1,265
Gross realized losses               (95)             (1)           (758)
                               --------        --------        --------
Net realized gain (loss)       $    558        $     (1)       $    507
                               ========        ========        ========

Patriot adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as of January 1, 2001. The cumulative effect of the adoption was a $204,000 decrease to consolidated income, net of $105,000 of tax benefit.

Securities having an aggregate amortized cost of $ 9,510,058, $9,308,807, and $2,839,601 were pledged to secure public deposits at December 31, 2001, 2000 and 1999, respectively.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE 5 - LOANS AND LEASES RECEIVABLE

Loans and leases receivable are summarized as follows:

                                                                            DECEMBER 31,
                                                                            ------------
                                                                     2001                   2000
                                                                                            ----
                                                                            (IN THOUSANDS)
Commercial Portfolio:
     Commercial loans                                            $ 283,848              $ 252,837
     Commercial leases                                              77,838                 67,094
Consumer Portfolio:
     Home equity                                                    66,834                 64,733
     Other consumer loans                                            8,614                  8,553
Mortgage Portfolio:
     Residential mortgages                                         206,467                253,213
     Construction                                                    4,605                 10,779
                                                                     -----                 ------
Total loans and leases, gross                                      648,206                657,209
     Deferred loan origination costs (fees)                            933                   (730)
     Allowance for credit losses                                    (6,199)                (5,839)
                                                                   -------                -------
Total loans and leases, net                                      $ 642,940              $ 650,640
                                                                 =========              =========

Patriot services a $35,763,000 portfolio of sold mortgage loans with corresponding originated mortgage servicing rights totaling $581,000. During 2001, Patriot amortized $66,000 of originated mortgage servicing rights. Patriot's loan portfolio is principally concentrated in the eastern Pennsylvania.

Activity in the allowance for credit losses is summarized as follows:

                                                                    2001                2000               1999
                                                                    ----                ----               ----
                                                                                  (IN THOUSANDS)
Balance at beginning of year                                      $5,839              $6,082             $4,087

Provision for credit losses                                        2,000               1,125              1,200
Acquired allowance                                                    --                  --              1,756
Loans charged off                                                 (1,872)             (1,481)            (1,065)
Recoveries                                                           232                 113                104
                                                                     ---                 ---             ------
Balance at end of year                                            $6,199              $5,839             $6,082
                                                                  ======              ======             ======

Impaired loans are measured based on the present value of expected future cash flows discounted at a loan's effective interest rate or at a loan's observable market price or fair value of the collateral if the loan is collateral dependent. A loans is considered to be impaired if upon management's assessment of the relevant facts and circumstances, it is probable that Patriot will be unable to collect all proceeds due according to the contractual terms of the loan agreement. Patriot had impaired loans at December 31, 2001, of $127,000 compared to $121,000 at December 31, 2000. The average recorded investment in impaired loans was $156,000, $127,000, and $159,000 during 2001, 2000, and 1999, respectively. The allowance for loan losses on impaired loans was $23,000 at December 31, 2001, compared to $22,000 at December 31, 2000. Patriot recognizes interest income on a cash basis method on impaired loans. Total interest income recognized on impaired loans totaled $11,000, $2,000, and $12,000 for the years ended December 31, 2001, 2000 and 1999, respectively. All of Patriot's impaired loans were included as non-performing loans at December 31, 2001, 2000 and 1999 as well.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE 5 - LOANS AND LEASES RECEIVABLE - (CONTINUED)

Non-performing loans, consisting of all loans 90 days past due and certain other loans for which the accrual of interest has been discontinued, were $4,986,000 and $3,888,000 at December 31, 2001 and 2000, respectively. Interest income that would have been recorded under the original terms of such loans and the interest income actually recognized are summarized as follows:

                                                                        2001             2000            1999
                                                                        ----             ----            ----
                                                                                    (IN THOUSANDS)
Interest income that would have been recorded                           $411            $390             $155
Interest income recognized                                              (204)           (244)             (95)
                                                                        ----           -----             ----

Interest income foregone                                                $207           $ 146              $60
                                                                        ====           =====             ====

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:


                                                          ESTIMATED
                                                         USEFUL LIVES           2001          2000
                                                         ------------           -----         -----
                                                                                 (IN THOUSANDS)
       Land ...........................................      ----               $   640       $   640
       Buildings ......................................      30-40                2,788         2,709
       Furniture, fixtures and equipment ..............       3-7                 8,910         8,689
       Leasehold improvements .........................       15                  1,278           907
                                                                           -------------    ----------
                                                                                 13,616        12,945
       Less accumulated depreciation ..................                          (6,858)       (5,371)
                                                                           -------------    ----------
                                                                                 $6,758        $7,574
                                                                           =============    ==========

                       PATRIOT BANK CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE 7 - DEPOSITS

Deposits and their average rates are summarized as follows:


                                                                               2001                               2000
                                                                   -----------------------------      -----------------------------
                                                                                      AVERAGE                            AVERAGE
                                                                     BALANCE           RATE             BALANCE           RATE
                                                                   -------------    ------------      -------------    ------------
                                                                                             (IN THOUSANDS)
Transaction deposits..........................................      $   43,294             0.43 %     $    41,309             .38%
Money market deposits.........................................         135,214             2.34           110,092            4.91
Savings deposits..............................................          45,534             1.99            29,051            2.28
Non-interest-bearings demand deposits ........................          25,892             0.00            21,163            0.00
                                                                   -------------    ------------      -------------    ------------
Total transaction, money market, savings and demand
     deposits.................................................         249,934             1.71           201,615            3.09
Certificates of deposit.......................................         283,929             5.23           448,343            6.49
                                                                   -------------    ------------      -------------    ------------
           Total..............................................      $  533,863             3.59 %     $   649,958            5.44%
                                                                   =============    ============      =============    ============


        The aggregate amount of certificates of deposit with minimum denominations of $100,000 or more totaled approximately $78,485,000 and $233,888,000 at December 31, 2001 and 2000, respectively. At December 31, 2001, Patriot had brokered certificates of deposits in the amount of $47,080,000, as compared to $205,258,000 at December 31, 2000.

At December 31, 2001, scheduled maturities of certificates of deposit were as follows (in thousands):

           2002 ................................................................  $      218,189

           2003 ................................................................          47,347

           2004 ................................................................           8,493

           2005 ................................................................           5,712

           2006 ................................................................           1,937

           Thereafter ..........................................................           2,251
                                                                                  --------------
                                                                                  $      283,929
                                                                                  ==============

                       PATRIOT BANK CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE 8 - FHLB ADVANCES

a.  SHORT TERM

    Short-term advances from the FHLB have maturities of less than one year. These advances are collateralized by certain loan portfolios, mortgage-backed securities, and other investment securities. Short-term borrowings are summarized as follows:

                                                                                      2001              2000              1999
                                                                               -----------------  ----------------  ---------------
                                                                                                   (IN THOUSANDS)
           Balance at year-end                                                     $  70,000        $       --          $  172,500
           Maximum amount outstanding at any month-end during the period           $  70,000        $  206,000          $  172,500
           Average amount outstanding during each period                           $  33,648        $  144,758          $   93,825
           Weighted average interest rate on short-term borrowings                      5.81%             5.91%               5.66%

b.  LONG TERM

        At December 31, 2001 and 2000, long-term advances from the FHLB totaled $317,179,000 and $317,186,000, respectively. These advances are collateralized by certain loan portfolios, mortgage-backed securities, and other investment securities.

At December 31, 2001, the outstanding long-term borrowings mature as follows (in thousands):

                               2003                              90,000
                               2004                                  --
                               2005                              37,000
                               2006                              35,000
                            Thereafter                          155,179
                                                                -------
                                                                317,179
                                                                =======

                       PATRIOT BANK CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE 9 - SECURITIES SOLD UNDER SHORT-TERM REPURCHASE AGREEMENTS

        Patriot enters into sales of securities under agreements to repurchase. These transactions are reflected as a liability on the accompanying Consolidated Balance Sheets. At December 31, 2000, all of the agreements were to repurchase identical securities.

        Short-term repurchase agreements generally have maturities of less than one year. These repurchase agreements are collateralized by certain mortgage-backed, agency and corporate securities. Short-term repurchase agreements are summarized as follows:

                                                                                    2001               2000               1999
                                                                                -------------      -------------      -------------
                                                                                                  (IN THOUSANDS)
     Balance at year-end                                                             $    --         $   80,651       $  137,103
     Maximum amount outstanding at any month-end during the period                   $    --         $  150,639       $  170,124
     Average amount outstanding during each period                                   $ 6,051         $  119,523       $  151,092
     Weighted average interest rate on short-term borrowings                           6.62%              6.39%            5.31%

     Investment and mortgage-backed securities underlying the agreements at year-end:
         Carrying value                                                              $    --         $  125,763       $  146,646
         Estimated fair value                                                        $    --         $  120,438       $  140,561

NOTE  10 - TRUST PREFERRED SECURITIES

        On May 29, 1997, Patriot issued $19,000,000 of 10.30% junior subordinated debentures to Patriot Capital Trust I, a Delaware Business Trust, in which Patriot owns all of the common equity. The Trust issued $19,000,000 of preferred securities to investors, secured by the junior subordinated debentures and the guarantee of Patriot. Although the junior subordinated debentures will be treated as debt of Patriot, they currently qualify for Tier I capital treatment, subject to certain limitations, under risk-based capital guidelines of the Federal Reserve. The Trust Preferred Securities are callable by the Company on or after July 1, 2007, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted or certain other contingencies arise. The Trust Preferred Securities must be redeemed upon maturity of the debentures in 2027. During 2001, Patriot Bank repurchased $1,000,000 of these trust preferred securities in the open market.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE 11 - INCOME TAXES

        Applicable income taxes in the consolidated statements of income are as follows:

                                                               2001                2000            1999
                                                               ----                ----            ----
                                                                              (IN THOUSANDS)
Current
Federal                                                      $     938           $     (76)       $   1,459
State                                                              166                  15              108
                                                              --------           ---------        ---------

Total current                                                    1,104                 (61)           1,567
                                                              --------           ---------        ---------

Deferred
Federal                                                          1,394                (184)          (1,336)
State                                                              (36)                 63              (54)
                                                              --------           ---------        ---------

Total deferred                                                   1,358                (121)          (1,390)
                                                              --------           ---------        ---------

Applicable income taxes                                      $   2,462           $    (182)       $     177
                                                              ========           =========        =========

Effective tax rate                                               28.09%              (9.96)%           7.40%
                                                              ========           =========        =========

Patriot adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as of January 1, 2001. The cumulative effect of the adoption was a $204,000 decrease to consolidated income, net of $105,000 of tax benefit.

        The income tax provision reconciled to taxes computed at the statutory federal rate is as follows:

                                                        2001         2000         1999
                                                     -----------------------------------
Federal tax expense at statutory rate                   34.00%       34.00%       34.00%
Adjustment resulting from:
State tax, net of federal tax benefit                    0.85         2.77         0.70
Bank owned life insurance                               (3.36)      (15.93)       (9.70)
Tax-exempt interest and dividend income                 (8.71)      (50.97)      (32.10)
ESOP expense                                             0.37         0.82         1.40
Goodwill                                                 4.10        18.43        11.40
Other                                                    0.84         0.92         1.70
                                                     --------       ------      -------

Income taxes                                            28.09%       (9.96)%       7.40%
                                                     ========       ======      =======

                       PATRIOT BANK CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE 11 - INCOME TAXES -(CONTINUED)

                                                                 2001           2000
                                                                 ----           ----
                                                                   (in thousands)
Deferred tax assets:
Allowance for credit losses                                    $2,118            $1,731
Uncollectible interest                                             87                51
MRP expense                                                        --                70
Deferred compensation                                             266               485
Reserves on investment                                             --             1,725
Acquired NOL's                                                    695             1,031
Reserves other                                                      2                 2
Intangibles amortization                                          418               337
Alternative minimum tax credits                                   904               348
Unrealized loss on securities
available for sale                                                 --             2,537
                                                                   --             -----

Total deferred tax assets                                      $4,490            $8,317
                                                               ======            ======

Deferred tax liabilities:
Depreciation                                                   $  433            $  458
Discount accretion                                                258               212
Originated mortgage servicing rights                              197               220
Bad debt recapture                                                166               291
Purchase accounting                                               134               177
Deferred loan costs                                               916               678
Unrealized gain on securities
available for sale                                                 92                --
                                                               ------            ------

Total deferred tax liabilities                                  2,196             2,036
                                                               ------            ------

Net deferred tax asset (liability)                             $2,294            $6,281
                                                               ======            ======

        Based on management's evaluation of the likelihood of realization, no valuation allowance has been provided against deferred tax benefits.

        For federal income tax purposes, Patriot has approximately $2,045,000 of net operating loss carryforwards resulting in a $695,000 deferred tax asset as of December 31, 2001. The net operating loss will begin to expire after the year ended December 31, 2010 if not utilized.

        The Small Business Job Protection Act of 1996, enacted on August 20,1996, provides for the repeal of the tax bad debt deduction computed under the percentage of taxable income method. Upon repeal, the Bank is required to recapture into income, over a six-year period, the portion of its tax bad debt reserves that exceed its base year reserves (i.e., tax reserves for tax years beginning before 1988). The base year tax reserves, which may be subject to recapture if the Bank ceases to qualify as a bank for federal income tax purposes, are restricted with respect to certain distributions. The Bank's total tax bad debt reserves at December 31, 2001, are approximately $4,060,000, of which $4,046,000 represents the base year amount and $14,000 is subject to recapture.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE 12 - EARNINGS PER SHARE

        Patriot's calculation of earnings per share is as follows (in thousands except per share data):

                                                                       FOR YEAR ENDED DECEMBER 31, 2001
                                                        ----------------------------------------------------------
                                                              INCOME              SHARES              PER-SHARE
                                                           (NUMERATOR)         (DENOMINATOR)           AMOUNT
                                                           -----------         -------------           ------
BASIC EPS
Net Income available to common stockholders........     $       6,099                  5,892     $           1.04
EFFECT OF DILUTIVE SECURITIES
Dilutive Options...................................              ----                    106                 (.02)
                                                        -------------       ----------------     ----------------
DILUTED EPS
Net income available to common
Stockholders plus assumed conversions..............     $       6,099                  5,998     $           1.02
                                                        =============       ================     ================

                                                                      FOR YEAR ENDED DECEMBER 31, 2000
                                                        ----------------------------------------------------------
                                                             INCOME               SHARES              PER-SHARE
                                                           (NUMERATOR)         (DENOMINATOR)           AMOUNT
                                                           -----------         -------------           ------
BASIC EPS
Net Income available to common stockholders........     $       2,009                  5,814     $           0.35
EFFECT OF DILUTIVE SECURITIES
Dilutive Options...................................              ----                     86                 (.01)
                                                        -------------       ----------------     ----------------
DILUTED EPS
Net income available to common
Stockholders plus assumed conversions..............     $       2,009                  5,900     $           0.34
                                                        =============       ================     ================

                                                                      FOR YEAR ENDED DECEMBER 31, 1999
                                                        ----------------------------------------------------------
                                                              INCOME              SHARES              PER-SHARE
                                                           (NUMERATOR)         (DENOMINATOR)           AMOUNT
                                                        -------------       ----------------     ----------------
BASIC EPS
Net Income available to common stockholders........     $       2,200                  5,731     $           0.38
EFFECT OF DILUTIVE SECURITIES
Dilutive Options...................................              ----                    186                 (.01)
                                                        -------------       ----------------     ----------------
DILUTED EPS
Net income available to common
Stockholders plus assumed conversions..............     $       2,200                  5,917     $           0.37
                                                         ============       ================      ===============

        ANTI-DILUTIVE OPTIONS. Patriot had 40,000, 40,000, and 39,000 anti-dilutive options at December 31, 2001, 2000 and 1999 respectively.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE 13 - SEGMENT REPORTING

        The Company has two reportable segments: Patriot Bank and Patriot Commercial Leasing Corporation. Patriot Bank operates a community banking network with seventeen community banking offices providing deposits and loan services to customers. Patriot Commercial Leasing Corporation is a small ticket commercial leasing company.

        During 1999, the company launched an internet initiative that represented a third reporting segment. In the fourth quarter of 1999 Patriot's ownership of this initiative was substantially reduced, eliminating this initiative as a reporting segment for the Company.

The following table highlights income statement and balance sheet information for each of the segments at or for the year ended December 31, 2001, 2000 and 1999 (in thousands).

                                     AT OR FOR THE YEAR-ENDED DECEMBER 31, 2001
                                     ------------------------------------------
                                                 PATRIOT COMMERCIAL
                                                 ------------------
                                   PATRIOT BANK       LEASING            TOTAL
                                   ------------      ----------       ----------
Net interest income                 $   21,260       $    2,381       $   23,641
Other income                             6,535            1,357            7,892
Total net income                         5,341              758            6,099
Total assets                           931,164           78,906        1,010,070
Total loans and leases, gross          570,368           77,838          648,206
Intersegment interest expense               --            4,416            4,416
Intersegment other                          --              240              240

                                     AT OR FOR THE YEAR-ENDED DECEMBER 31, 2000
                                     ------------------------------------------
                                                 PATRIOT COMMERCIAL
                                                 ------------------
                                   PATRIOT BANK       LEASING            TOTAL
                                   ------------      ----------       ----------
Net interest income                 $   20,562       $    2,110       $   22,672
Other income                             5,956            1,168            7,124
Total net income                         1,457              552            2,009
Total assets                         1,056,940           67,965        1,124,905
Total loans and leases, gross          590,115           67,094          657,209
Intersegment interest expense               --            4,009            4,009
Intersegment other                          --              240              240

                                          AT OR FOR THE YEAR-ENDED DECEMBER 31, 1999
                                          ------------------------------------------
                                                 PATRIOT COMMERCIAL    INTERNET
                                   PATRIOT BANK        LEASING        INITIATIVE          TOTAL
                                   ------------      ----------       ----------        ----------
Net interest income                 $   22,291       $    1,743       $       --        $   24,034
Other income                             5,016              929               --             5,945
Total net income                         7,100              167           (5,067)            2,200
Total assets                         1,069,993           59,450               --         1,129,443
Total loans and leases, gross          572,388           57,808               --           630,196
Intersegment interest expense               --            2,971               --             2,971
Intersegment other                          --              240               --               240

                       PATRIOT BANK CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001


NOTE 14 - EMPLOYEE BENEFIT PLANS

a. 401(k) PLAN

        Patriot maintains a 401(k) plan covering all of its employees who have attained age 21 and have completed at least one year of service. Under the plan, Patriot contributes 100% of an employee's contribution up to 6% of base salary. Patriot's contributions were $273,000, $363,000, and $277,000 for the years ended December 31, 2001, 2000, and 1999 respectively.


b. EMPLOYEE STOCK OWNERSHIP PLAN

        In 1995, Patriot established an internally leveraged Employee Stock Ownership Plan (ESOP) for eligible employees who have completed one year of service with Patriot or its subsidiaries. In December 1995, the ESOP borrowed $3,015,000 from Patriot to purchase 543,000 (as adjusted for subsequent stock dividends and stock split) newly issued shares of common stock. Patriot makes contributions to the ESOP equal to the ESOP's debt service less any dividends received by the ESOP. Any dividends received by the ESOP are used to pay debt service. The ESOP shares are pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to qualifying employees based on the proportion of debt service paid in the year. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated Balance Sheets. As shares are released from collateral, Patriot reports compensation expense equal to the current market price of the shares, and the allocated shares are included in outstanding shares for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $238,000, $216,000, and $262,000 in 2001, 2000, and 1999, respectively. The ESOP shares as of December 31, 2001, were as follows:

        Allocated shares                         209,000
        Unreleased shares                        334,000
                                              ----------

        Total ESOP shares                        543,000
                                              ==========

        Fair value of unreleased shares       $3,557,100
                                              ==========

                       PATRIOT BANK CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE 14 - EMPLOYEE BENEFIT PLANS, -(CONTINUED)

c. STOCK-BASED COMPENSATION

        Patriot maintains a Management Recognition Plan (MRP). The MRP provides that up to 271,000 shares of common stock may be granted, at the discretion of the Board, to key directors and officers at no cost to the individuals. Patriot granted 0, 2,000, and 3,000 shares during 2001, 2000 and 1999, respectively in the form of restricted stock payable over five years from the date of grant. The recipients of the restricted stock are entitled to all voting and other stockholder rights, except that the shares, while restricted, may not be sold, pledged or otherwise disposed of and are required to be held in escrow. In the event the recipient terminates association with Patriot for reasons other than death, disability or change in control, the recipient forfeits all rights to the allocated shares under restriction which are canceled and revert to Patriot for reissuance under the plan. Shares acquired by the MRP were newly issued shares and were recorded at the date of award based on the market value of shares. Shares acquired by the MRP, which are shown as a separate component of stockholders' equity, are being amortized to expense over the five-year vesting period. As shares are vested during this five-year period, Patriot records compensation expense equal to the shares being amortized. For the years ended December 31, 2001, 2000, and 1999, $173,000, $377,000, and $359,000 were amortized to expense, respectively. At December 31, 2001, 18,000 shares were reserved for future grants under the plan.

        Patriot maintains a stock option plan. Patriot's employee stock option plan is accounted for under the intrinsic value method of APB Opinion No. 25. Accordingly, Patriot is required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 "Accounting for Stock-Based Compensation," had been applied. The plan permits the grant of options to employees and directors for up to 700,000 shares of common stock. The options have a term of 10 years and vest over a five-year period. The exercise price of each option equals the market price of Patriot's stock on the date of grant. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, Patriot's 2001, 2000, and 1999 net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                 2001                                    2000
                                                 ----                                    ----
                                    AS REPORTED          PRO-FORMA          AS REPORTED          PRO FORMA
                                   -------------       -------------       -------------       -------------
Net income                         $   6,099,000       $   4,825,170       $   2,009,000       $   1,504,000
Earnings per share - basic         $        1.04       $        0.82       $        0.35       $        0.26
Earnings per share - diluted       $        1.02       $        0.80       $        0.34       $        0.25

                                                 1999
                                                 ----
                                    AS REPORTED          PRO-FORMA
                                   -------------       -------------
Net income                         $   2,200,000       $   1,389,000
Earnings per share - basic         $        0.38       $        0.24
Earnings per share - diluted       $        0.37       $        0.23

                       PATRIOT BANK CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE 14 - EMPLOYEE BENEFIT PLANS, -(CONTINUED)

        A summary status of Patriot's option plans as of December 31, 2001, 2000, and 1999 and the charges during the years ending on those dates is presented below:

                                              2001                   2000                   1999
                                              ----                   ----                   ----
                                            WEIGHTED               WEIGHTED               WEIGHTED
                                            AVERAGE                AVERAGE                AVERAGE
                                       SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                       -------     ------     -------     ------     -------     ------
Outstanding, beginning of year         667,100     $ 7.32     697,800     $ 7.42     659,500     $ 7.49
Granted                                 21,250       7.22      43,400       6.51      49,800       8.71
Exercised                              190,160       7.19          --         --       2,700       7.19
Canceled                                    --         --      74,100       7.74       8,800      12.75
                                       -------     ------     -------     ------     -------     ------

Outstanding at year-end                498,190     $ 7.36     667,100     $ 7.32     697,800     $ 7.51
                                       =======     ======     =======     ======     =======     ======

Options exercisable at year-end        405,512                460,950                379,000
                                       =======                =======                =======

Weighted average fair value of
   options granted during the year                 $ 4.19                 $ 2.02                 $ 4.95
                                                   ======                 ======                 ======

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model as follows:

Assumptions:                 2001       2000       1999
                             ----       ----       ----
 Dividend yield              3.94%      4.40%      2.40%
 Expected volatility        37.53%     36.33%     33.91%
 Risk-free interest rate     5.05%      5.11%      6.44%

The following table summarizes information about non-qualified options outstanding at December 31, 2001:

                        OPTIONS OUTSTANDING                            OPTIONS EXCERCISABLE
----------------------------------------------------------------  -----------------------------
                      NUMBER         WEIGHTED                        NUMBER
                   OUTSTANDING AT     AVERAGE         WEIGHTED    OUTSTANDING AT    WEIGHTED
     RANGE OF       DECEMBER 31,     REMAINING        AVERAGE      DECEMBER 31,     AVERAGE
 EXERCISE PRICES       2001      CONTRACTUAL LIFE  EXERCISE PRICE    2001        EXERCISE PRICE
-----------------     -------    ----------------  --------------   -------      --------------
          $  7.19     364,675       4.5 years       $    7.19       364,675       $    7.19
$ 12.00 - $ 15.88      20,000       6.5 years       $   12.99        12,000       $   12.99
$  7.26 - $ 11.75      48,920       7.5 years       $    8.69        19,568       $    8.69
$  6.19 - $  7.75      43,345       8.5 years       $    6.51         9,269       $    6.51
          $  7.22      21,250       9.5 years       $    7.22            --       $    7.22

d. EMPLOYEE STOCK PURCHASE PLAN

        Patriot maintains an Employee Stock Purchase Plan (ESPP) which permits eligible employees to purchase Patriot common stock directly from Patriot through payroll deduction. Purchases of common stock are made at 90% of the market value of Patriot common stock on the last day of each quarter. Purchases are limited annually to $25,000 fair market value and shares are issued from treasury stock. In 2001, 2000 and 1999, Patriot recorded expense of $5,391, $11,518 and $9,318, respectively related to the ESPP.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001


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

The contractual or notional amounts of outstanding loan commitments as of December 31, 2001, are as follows:

                                                                                 Total
                                              Fixed rate     Variable rate    commitments
                                              commitments     commitments     outstanding
                                              -----------     ------------    -----------
                                                             (in thousands)
Financial instruments whose contract
      amounts represent credit risk
           Mortgage loans                      $ 9,401          $    --          $ 9,401
           Consumer and other loans                183           22,679           22,862
           Commercial lines of credit               --           29,379           29,379
           Commercial leases                     4,865               --            4,865
           Construction loans                   13,000               --           13,000
                                               -------          -------          -------

                     Total                     $27,449          $52,058          $79,507
                                               =======          =======          =======

        Fees received in connection with these commitments are recognized as income over the life of the commitment or the life of the loan.

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Patriot evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Patriot upon extension of credit, is based on management's credit evaluation of the borrower. Collateral for commitments generally includes residential real estate, commercial real estate, or business equipment related to the lease.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE 16 - COMMITMENTS AND CONTINGENCIES

a. LEASE COMMITMENTS

        Patriot is committed to various operating leases related to branch facilities having initial or remaining terms in excess of one year. The minimum annual rental commitments under these leases outstanding at December 31, 2001 are as follows (in thousands):

              2002 ..............  1,062
              2003 ..............  1,031
              2004 ..............    987
              2005 ..............    953
              2006 ..............    875
              Thereafter ........  8,516
                                  ------
                                  13,424
                                  ======

Total rental expense for all leases for the year ended December 31, 2001, 2000, and 1999 totaled $1,098,000, $1,901,000, and $681,000, respectively.

b. OTHER

        Patriot is a defendant in various legal actions arising from normal business activities. Management believes that those actions are without merit or that the ultimate liability, if any, resulting from such actions will not have a material adverse effect on Patriot's consolidated financial position, results of operations, or stockholders' equity.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        Patriot is required to disclose the estimated fair value of Patriot's assets and liabilities considered to be financial instruments. As with most financial institutions, the majority of Patriot's assets and liabilities are considered financial instruments. However, many of such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Therefore, Patriot has used significant estimates and present value calculations to prepare this disclosure. Changes in the assumptions or methodologies used to estimate fair value may affect the estimated amounts.

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

        The estimated fair values presented neither include nor give effect to the values associated with the Company's banking, or other business, existing customer relationships, extensive branch banking network, property, equipment, goodwill, or certain tax implications related to the realization of unrealized gains or losses. Excluding securities available for sale, it is Patriot's general practice and intent to hold the preponderance of its financial instruments to maturity and not to engage in trading or sales activities. The fair value of non-interest-bearing demand deposits, savings, and NOW accounts and money market deposit accounts is equal to the carrying amount because these deposits have no stated maturity. Obviously, this approach to estimating fair value excludes the significant benefit that results from the low-cost funding provided by such deposit liabilities, as compared to alternative sources of funding. As a consequence, the fair value of individual assets and liabilities may not be reflective of the fair value of a banking organization that is a going concern.

        Fair values have been estimated using data which management considered the best available. Fair value of financial instruments actively traded in a secondary market has been estimated using quoted market prices. The fair value of loans receivable has been estimated using present value cash flow, discounted at an interest rate that gives effect to estimated prepayment risk and credit loss factors. Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount. Fair value of financial instrument liabilities with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market rates for similar assets and liabilities. The resulting estimated fair values and carrying amounts at December 31, 2001 and 2000, respectively were as follows:

                       PATRIOT BANK CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, - (CONTINUED)


                                                                  2001                         2000
                                                   ----------------------------    --------------------------
                                                       ESTIMATED                     ESTIMATED

                                                         FAIR          CARRYING        FAIR          CARRYING
                                                         VALUE          AMOUNT         VALUE          AMOUNT
                                                        --------       --------       --------       --------
                                                                             (IN THOUSANDS)
Financial Assets:
     Cash and cash equivalents ..................       $ 21,466       $ 21,466       $ 27,076       $ 27,076
     Securities available for sale ..............        247,612        247,612         84,889         84,889
     Securities held to maturity ................         43,078         43,637        299,685        302,489
     Loans held for sale and loans and
     leases receivable, net of allowances for
     credit losses ..............................        661,170        649,592        653,301        659,204
     Accrued interest receivable ................          3,988          3,988          5,125          5,125

Financial Liabilities:
     Deposits with no stated maturities .........        249,934        249,934        201,615        201,615
     Deposits with stated maturities ............        287,102        283,929        450,623        448,343
     Borrowings .................................        416,352        405,666        418,742        416,837
     Accrued interest payable ...................          2,552          2,552          2,308          2,308

                                                    2001                              2000
                                     --------------------------------   --------------------------------
                                                 ESTIMATED                          ESTIMATED
                                     NOTIONAL      FAIR      CARRYING   NOTIONAL      FAIR      CARRYING
                                      AMOUNT       VALUE      AMOUNT     AMOUNT       VALUE      AMOUNT
                                     --------    ---------   --------   --------    ---------   --------
                                                                  (IN THOUSANDS)
Off-balance sheet items:
Commitments to extend credit ...      79,507           23       --       68,966          129       --

                       PATRIOT BANK CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE 18 - REGULATORY MATTERS

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

        Quantitative measures established by regulation to ensure capital adequacy require Patriot Bank Corp. and Patriot Bank to maintain minimum amounts and ratios (set forth in the table below) of total and core capital (as defined in the regulations) to risk-weighted assets, and of core capital to average assets. Management believes, as of December 31, 2001, that Patriot meets all capital adequacy requirements to which it is subject.

        As of December 31, 2001, the most recent notification from the Department of Banking of the Commonwealth of Pennsylvania categorized Patriot Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Patriot Bank must maintain minimum total risk-based, core risk-based and core leverage ratios as set forth in the table. Patriot bank has voluntarily agreed with its regulators to maintain capital ratios at least equal to well-capitalized standards and to maintain a tier 1 leverage ratio of at least 6%. At December 31, 2001, Patriot Bank met these ratio requirements. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                                                         TO BE WELL
                                                                            FOR CAPITAL               CAPITALIZED UNDER
                                                     ACTUAL               ADEQUACY PURPOSES       PROMPT CORRECTIVE ACTION
                                                     ------               -----------------       ------------------------
                                               AMOUNT      RATIO          AMOUNT      RATIO        AMOUNT          RATIO

                                                                           (IN THOUSANDS)
As of  December 31, 2001
   Total  capital (to risk weighted assets)

    Patriot Bank Corp.                        $74,178      11.54%         $51,442       8%         $64,302          10%
    Patriot Bank                               73,134      11.39%          51,355       8%          64,194          10%

    Tier I capital (to risk-weighted assets)

    Patriot Bank Corp.                         67,436      10.49%          25,721       4%          38,581           6%
    Patriot Bank                               65,976      10.28%          25,678       4%          38,517           6%

    Tier I capital (to average assets)

    Patriot Bank Corp.                         67,436       6.45%          41,821       4%          52,276           5%
    Patriot Bank                               65,976       6.31%          41,821       4%          52,276           5%

        Patriot Bank is subject to regulations of certain regulatory agencies and, accordingly, is periodically examined by such regulatory authorities. As a consequence of the regulation of banking activities, Patriot Bank's operations are susceptible to changes in legislation and regulations.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE 18 - REGULATORY MATTERS, -(CONTINUED)

The following schedule summarizes the actual capital balances and ratios of Patriot Bank at December 31, 2000:

                                                                                                        TO BE WELL
                                                                            FOR CAPITAL              CAPITALIZED UNDER
                                                ACTUAL                    ADEQUACY PURPOSES      PROMPT CORRECTIVE ACTION
                                                ------                    -----------------      ------------------------
                                              AMOUNT      RATIO           AMOUNT      RATIO         AMOUNT        RATIO

                                                                           (IN THOUSANDS)
As of  December 31, 2000
   Total  capital (to risk weighted assets)

    Patriot Bank Corp.                        $68,671      10.41%         $52,786       8%         $65,983          10%
    Patriot Bank                               67,602      10.24%          52,797       8%          65,996          10%

    Tier I capital (to risk-weighted assets)

    Patriot Bank Corp.                         62,359       9.45%          26,393       4%          39,590           6%
    Patriot Bank                               61,019       9.25%          26,399       4%          39,598           6%

    Tier I capital (to average assets)

    Patriot Bank Corp.                         62,359       5.48%          45,533       4%          56,917           5%
    Patriot Bank                               61,019       5.36%          45,533       4%          56,917           5%


        At the time of Patriot's initial public offering, a "liquidation account" was established for Patriot Bank at its conversion to the stock form of ownership. In the unlikely event of a complete liquidation of Patriot Bank, holders of savings accounts with qualifying deposits, who continue to maintain their savings accounts, would be entitled to a distribution from the "liquidation account" in an amount equal to the then current adjusted savings account balance before any liquidation distribution could be made with respect to capital stock. The balance in the "liquidation account" was $6,196,000 at December 31, 2001. This amount may not be utilized for the payment of cash dividends to the holding company.

LIMITATION ON CAPITAL DISTRIBUTIONS. Dividend payments by the Bank to the Company are subject to the Pennsylvania Banking Code of 1965 and the FDI Act. Under the Pennsylvania Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FDI Act, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, the Bank would be limited to approximately $27.4 million of dividends in 2002 plus an additional amount equal to the Bank's net profit for 2002, up to the date of any such dividend declaration.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE 19 - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Patriot Bank Corp. is as follows:


                CONDENSED BALANCE SHEETS

                                                        DECEMBER 31,
                                                    ---------------------
                                                      2001          2000
                                                    -------       -------
                                                        (IN THOUSANDS)
ASSETS
Cash and cash equivalents ...................       $   541       $    15
Loans to subsidiaries .......................           685            40
Investment in subsidiaries ..................        79,329        70,942
Other assets ................................         2,050           560
                                                    -------       -------
Total assets ................................       $82,605       $71,557
                                                    =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities ...........................       $ 2,899       $   757
Trust Preferred Securities ..................        18,000        19,000
Stockholders' equity ........................        61,706        51,800
                                                    -------       -------
Total liabilities and stockholders' equity ..       $82,605       $71,557
                                                    =======       =======

                CONDENSED STATEMENTS OF INCOME


                                                   YEAR ENDED DECEMBER 31,
                                           --------------------------------------
                                             2001           2000           1999
                                           -------        -------        -------
                                                      (IN THOUSANDS)
Interest income ....................       $    24        $    11        $    85
Earnings of subsidiaries ...........         7,733          4,280          2,231
Other ..............................             9             --             --
                                           -------        -------        -------
           Total Income ............         7,766          4,291          2,316
Interest expense ...................         2,185          2,210          2,218
Other ..............................           321          1,235            504
                                           -------        -------        -------
           Total Expense ...........         2,506          3,445          2,722
Income (loss) before income taxes ..         5,260            846           (406)
Income tax benefit .................          (839)        (1,163)        (2,606)
                                           -------        -------        -------
           Net income ..............       $ 6,099        $ 2,009        $ 2,200
                                           =======        =======        =======

                       PATRIOT BANK CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

NOTE 19 - PARENT COMPANY FINANCIAL INFORMATION - (CONTINUED)

                 Condensed Statements of Cash Flows

                                                                             YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------
                                                                      2001            2000            1999
                                                                    --------        --------        --------
                                                                                (IN THOUSANDS)
Cash flows from operating activities
           Net income .......................................       $  6,099        $  2,009        $  2,200
           Adjustments to reconcile net income to net cash
                provided by operating activities
                Earnings from subsidiaries ..................         (7,733)         (4,280)         (2,231)
                Dividends from subsidiaries .................          4,450           8,066          21,093
                Change in other assets ......................         (1,490)            (95)            184
                Change in other liabilities .................          2,142             467          (1,711)
                Release of MRP/ESOP Shares ..................            453             596             674
                                                                    --------        --------        --------
Net cash provided by operating activities ...................          3,921           6,763          20,209
                                                                    --------        --------        --------

Cash flows from investing activities
           Investment in subsidiary .........................         (1,646)         (5,074)        (13,701)
           Loans to subsidiary ..............................             --              95             (86)
                                                                    --------        --------        --------
Net cash used in investing activities .......................         (1,646)         (4,979)        (13,787)
                                                                    --------        --------        --------

Cash flows from financing activities
           Cash dividends paid to stockholders ..............         (2,334)         (1,913)         (1,683)
           Proceeds from the exercise of stock options ......            526              --              --
           Proceeds from the sale of stock associated with
               Employee Stock Purchase Plan .................             59             129              68
           Purchase of  treasury stock ......................             --              --          (4,808)
                                                                    --------        --------        --------
Net cash used in financing activities .......................         (1,749)         (1,784)         (6,423)
Increase (decrease) in cash and cash equivalents ............            526              --              (1)
Cash and cash equivalents at beginning of year ..............             15              15              16
                                                                    --------        --------        --------
Cash and cash equivalents at end of year ....................       $    541        $     15        $     15
                                                                    ========        ========        ========

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

              PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2002.

ITEM 11. EXECUTIVE COMPENSATION

The information relating to executive compensation and directors' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2002, excluding the Stock Performance Graph and Compensation Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2002.

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

10.1 Employment Agreement between Patriot Bank Corp. and Richard A. Elko dated February 22,2001, (Incorporated by reference to Patriot Bank Corp.'s 2000 10K filed March 29, 2001.) ***

10.2 Employment Agreement between Kevin R. Pyle and Patriot Bank dated February 22,2001, (Incorporated by reference to Patriot Bank Corp.'s 2000 10K filed March 29, 2001.) ***

10.3 Employment Agreement between Richard A. Elko and Patriot Bank dated February 22,2001, (Incorporated by reference to Patriot Bank Corp.'s 2000 10K filed March 29, 2001.) ***

10.4 Employment Agreement between Joni S. Naugle and Patriot Bank dated February 22,2001, (Incorporated by reference to Patriot Bank Corp.'s 2000 10K filed March 29, 2001.) ***

10.5 Employment Agreement between James G. Blume and Patriot Bank dated February 22,2001, (Incorporated by reference to Patriot Bank Corp.'s 2000 10K filed March 29, 2001.) ***

10.6 The Patriot Bank Corp. 1996 Stock-Based Incentive Plan. (Incorporated by reference to Patriot Bank Corp.'s Proxy Statement for the 1996 Annual Meeting of Stockholders filed April 26, 1996).***

21.0 Subsidiaries.

23.1 Consent of KPMG LLP

*** Denotes a management contract or a compensatory plan or arrangement.

(B)  REPORTS ON FORM 8-K.

None.

              SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    PATRIOT BANK CORP

Dated: March 20, 2002       By /s/ RICHARD A. ELKO
                              -----------------------------
                            Richard A. Elko
                            President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

        NAME                        TITLE                        DATE
        ----                        -----                        ----
/s/ JAMES B. ELLIOTT           Chairman of the Board         March  20, 2002
------------------------
James B. Elliott

/s/ RICHARD A. ELKO            President and Chief           March 20, 2002
------------------------       Executive Officer and
Richard A. Elko                Director

/s/ LARRY V. THREN             Director                      March 20, 2002
------------------------
Larry V. Thren

/s/ JAMES A. BENTLEY, JR.      Director                      March  20, 2002
------------------------
James A. Bentley, Jr.

/s/ RUSSELL J. KUNKEL          Director                      March  20, 2002
------------------------
Russell J. Kunkel

/s/ THOMAS D. PAULUS           Director                      March 20, 2002
------------------------
Thomas D. Paulus

/s/ JAMES G. BLUME             Chief Financial               March 20, 2002
------------------------       Officer
James G. Blume