Form 10-Q
period 2002-03-31
PATRIOT BANK CORP
filed 2002-05-13
CIK 1000235

                                         UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, DC 20549

                                           FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2002
                                              or

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,329,423 shares of common stock were outstanding as of May 8, 2002.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                      INDEX


                                                                                                     Page


PART I FINANCIAL INFORMATION                                                                            3

       Item 1 FINANCIAL STATEMENTS (Unaudited)                                                          3

                  Consolidated Balance Sheets at March 31, 2002
                  and December 31, 2001                                                                 3

                  Consolidated Statements of Income for the Three-Month Periods
                  ended March 31, 2002 and 2001                                                         4

                  Consolidated Statements of Stockholders' Equity for the
                  Periods ended March 31, 2002 and December 31, 2001                                    5

                  Consolidated Statements of Cash Flows for the Three-Month
                  Period ended March 31, 2002 and 2001                                                  6

                  Consolidated Statements of Comprehensive (Loss) Income for the
                  Three-Month Period ended March 31, 2002 and 2001                                      7

                  Notes to Consolidated Financial Statements                                            8

       Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                  OPERATIONS AND FINANCIAL CONDITION                                                   15

       Item 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                                                          20

PART II       OTHER INFORMATION

       Items 1 through 6                                                                               22

SIGNATURES                                                                                             23

                      Patriot Bank Corp. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                                                  March 31,       December 31,
                                                                                 -----------      -----------
                                                                                    2002             2001
                                                                                 -----------      -----------
                                                                                         (unaudited)
Assets
Cash and due from banks                                                          $    12,462           14,218
Interest-earning deposits in other financial institutions                              8,260            7,248
                                                                                 -----------      -----------
   Total cash and cash equivalents                                                    20,722           21,466
Investment and mortgage-backed securities available for sale                         255,803          247,612
Investment and mortgage-backed securities held to maturity
    (market value of $36,048 and $43,078 at March 31, 2002
     and December 31, 2001, respectively)                                             36,581           43,637
Loans held for sale                                                                    6,682            6,652
Loans and leases receivable, net of allowance for credit loss of $6,294 and
   $6,199 at March 31, 2002 and December 31, 2001, respectively                      636,568          642,940
Premises and equipment, net                                                            6,639            6,758
Accrued interest receivable                                                            3,802            3,988
Real estate and other property owned                                                     115              349
Cash surrender value life insurance                                                   17,537           17,305
Goodwill                                                                               8,718            8,688
Core deposit intangible                                                                3,241            3,362
Other assets                                                                           8,746            7,313
                                                                                 -----------      -----------
    Total assets                                                                 $ 1,005,154      $ 1,010,070
                                                                                 ===========      ===========

Liabilities and stockholders' equity
Deposits                                                                         $   529,941      $   533,863
FHLB advances                                                                        387,178          387,179
Trust preferred debt securities                                                       18,000           18,000
Advances from borrowers for taxes and insurance                                        3,939            3,329
Other liabilities                                                                      5,616            5,993
                                                                                 -----------      -----------
      Total liabilities                                                              944,674          948,364
                                                                                 -----------      -----------
Preferred stock, $.01 par value, 2,000,000 shares authorized, none
      issued at March 31, 2002 and December 31, 2001, respectively                        --               --
Common stock, no par value, 10,000,000 shares authorized, 6,555,436
      issued at March 31, 2002 and December 31, 2001                                      --               --
Additional Paid in capital                                                            57,841           57,867
Common stock acquired by ESOP, 327,798 and 334,225  shares at amortized cost
at March 31, 2002 and December 31, 2001, respectively                                 (1,774)          (1,819)
Common stock acquired by MRP, 5,240 and 5,650 shares at amortized
     cost at March 31, 2002 and December 31, 2001, respectively                          (59)             (68)
Retained earnings                                                                      9,821            8,598
Treasury stock, 226,013 and 235,833 at cost at March 31, 2002
     and December 31, 2001, respectively                                              (2,955)          (3,051)
Accumulated other comprehensive (loss) income                                         (2,394)             179
                                                                                 -----------      -----------
     Total stockholders' equity                                                       60,480           61,706
                                                                                 -----------      -----------
     Total liabilities and stockholders' equity                                  $ 1,005,154      $ 1,010,070
                                                                                 ===========      ===========


The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except for share data)


                                                                            Three-Month Period Ended
                                                                                  March 31,
                                                                                  ---------
                                                                              2002          2001
                                                                            --------      --------
                                                                                 (unaudited)
Interest income
    Interest-earning deposits                                               $     48      $    312
    Investment and mortgage-backed securities                                  4,411         6,276
    Loans and leases                                                          12,498        14,031
                                                                            --------      --------
        Total interest income                                                 16,957        20,619
                                                                            --------      --------
Interest expense
    Deposits                                                                   4,283         8,760
    Short-term borrowings                                                      1,127           469
    Long-term borrowings                                                       4,771         5,648
                                                                            --------      --------
         Total interest expense                                               10,181        14,877
                                                                            --------      --------
    Net interest income before provision for
               Credit losses                                                   6,776         5,742
    Provision for credit losses                                                  675           450
                                                                            --------      --------
    Net interest income after provision for
               Credit losses                                                   6,101         5,292
                                                                            --------      --------
Non-interest income
    Service fees, charges and other operating income                           1,357         1,233
    (Loss) gain on sale of real estate acquired through
            Foreclosure                                                           (7)           15
    Gain on sale of investment and mortgage-backed
           Securities available for sale                                          --           402
    Mortgage banking gains                                                       311           354
                                                                            --------      --------
           Total non-interest income                                           1,661         2,004
                                                                            --------      --------
Non-interest expense
     Salaries and employee benefits                                            2,977         2,103
     Office occupancy and equipment                                            1,041         1,174
     Professional services                                                       217           170
     Data processing                                                              51            59
     Advertising                                                                 127           138
     Deposit processing                                                          141           155
     Amortization of intangibles                                                 121           303
     Office supplies & postage                                                   170           143
     ATM expense                                                                 105           107
     Other operating expense                                                     383           757
                                                                            --------      --------
             Total non-interest expense                                        5,333         5,109
                                                                            --------      --------
Income before taxes and cumulative effect of change in
  accounting principle                                                         2,429         2,187
      Income tax expense                                                         589           597
                                                                            --------      --------
Income before cumulative effect of change in accounting principle              1,840         1,590
                                                                            --------      --------
Cumulative effect of change in accounting principle, net of ($105,000)
in income tax benefit                                                             --          (204)
                                                                            --------      --------
Net Income                                                                  $  1,840      $  1,386
                                                                            ========      ========

Basic earnings per share:
      Income before cumulative effect of change in accounting principle     $   0.31      $   0.27
      Cumulative effective of change in accounting principle                      --         (0.03)
                                                                            --------      --------

Net Income                                                                  $   0.31      $   0.24
                                                                            ========      ========

Diluted earnings per share:
      Income before cumulative effect of change in accounting principle     $   0.30      $   0.27
      Cumulative effective of change in accounting principle                      --         (0.03)
                                                                            --------      --------
Net Income                                                                  $   0.30      $   0.24
                                                                            ========      ========


The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (in thousands, unaudited)

                                                                                                           Accumulated
                                           Additional                                                         Other
                                Number of   Paid-in                              Retained      Treasury   Comprehensive
                                 Shares     Capital      ESOP         MRP        Earnings       Stock      Income (Loss)    Total
                                 ------     -------      ----         ---        --------       -----      -------------    -----
Balance at January 1, 2001       5,784     $ 58,174    $ (1,999)   $   (241)     $  4,833      $ (4,043)     $ (4,924)     $ 51,800
Release and amortization
    of MRP                          52           42          --         173            --            --            --           215
Release of ESOP shares              26           58         180          --            --            --            --           238
Sale of stock associated with
Employee Stock Purchase Plan         7           --          --          --            --            59            --            59
Change in unrealized losses
    on securities available
    for sale, net of taxes          --           --          --          --            --            --         5,103         5,103
Exercise of stock options          111         (407)         --          --            --           933                         526
Net income                          --           --          --          --         6,099            --            --         6,099
Cash dividends paid                 --           --          --          --        (2,334)           --            --        (2,334)
                                 -----     --------    --------    --------      --------      --------      --------      --------
Balance at December 31, 2001     5,980     $ 57,867    $ (1,819)   $    (68)     $  8,598      $ (3,051)     $    179      $ 61,706
                                 -----     --------    --------    --------      --------      --------      --------      --------

Release and amortization
    of MRP                          --           --          --           9            --            --            --             9
Release of ESOP shares               6           33          45          --            --            --            --            78
Sale of stock associated with
Employee Stock Purchase Plan         2           --          --          --            --            24            --            24
Change in unrealized gains
    on securities available
    for sale, net of taxes          --           --          --          --            --            --        (2,573)       (2,573)
Exercise of stock options            8          (58)         --          --            --            71            --            13
Stock awards                        --           (1)         --          --            --             1            --            --
Net income                          --           --          --          --         1,840            --            --         1,840
Cash dividends paid                 --           --          --          --          (617)           --            --          (617)
                                 -----     --------    --------    --------      --------      --------      --------      --------
Balance at March 31, 2002        5,996     $ 57,841    $ (1,774)   $    (59)     $  9,821      $ (2,955)     $ (2,394)     $ 60,480
                                 -----     --------    --------    --------      --------      --------      --------      --------


The accompanying notes are an integral part of these statements.

                                       Patriot Bank Corp. and Subsidiaries
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (in thousands, unaudited)


                                                                                      Three-months Period Ended March 31,
                                                                                      -----------------------------------
                                                                                              2002           2001
                                                                                           ---------      ---------
Operating activities
Net Income                                                                                 $   1,840      $   1,386
Adjustments to reconcile net income to net cash provided by operating activities
       Amortization and accretion of
          Deferred loan origination fees                                                        (234)           (51)
          Premiums and discounts                                                                (365)          (654)
          MRP shares                                                                               9             91
          Goodwill                                                                                --            182
          Core deposit intangible                                                                121            121
       Provision for credit losses                                                               675            450
       Release of ESOP shares                                                                     78             49
       Gain on sale of  securities available for sale                                             --            (93)
       Loss (gain) on sale of real estate owned                                                    7            (15)
       Charge-off real estate owned and other repossessed assets                                 158              2
       Depreciation of premises and equipment                                                    343            405
       Mortgage loans originated for sale                                                    (18,598)       (19,228)
       Mortgage loans sold                                                                    18,568         19,551
       Increase in deferred income taxes                                                        (142)        (2,372)
       Increase in cash surrender value of life insurance                                       (232)          (183)
       Decrease in accrued interest receivable                                                   186            393
       Increase in other assets                                                                  (83)        (2,431)
       (Decrease) increase in other liabilities                                                 (407)         4,328
                                                                                           ---------      ---------
            Net cash provided by operating activities                                          1,924          1,931
                                                                                           ---------      ---------
Investing activities
      Loan originations and principal payments on loans, net                                   5,719          3,855
      Proceeds from the sale of securities - available for sale                                   --         44,615
      Proceeds from the maturity of securities - available for sale                           27,749          7,630
      Proceeds from the maturity of securities - held to maturity                              6,932          1,040
      Purchase of securities - available for sale                                            (39,231)        (4,098)
      Proceeds from sale of real estate owned                                                    280            312
      Purchase of premises and equipment                                                        (224)          (122)
      Proceeds from sale of premises and equipment                                                --             16
                                                                                           ---------      ---------
         Net cash provided by investing activities                                             1,225         53,248
                                                                                           ---------      ---------
Financing activities
      Net decrease in deposits                                                                (3,922)        (2,507)
      Proceeds from short term borrowings                                                         --         71,000
      Repayment of short term repurchase agreements                                               --        (80,126)
      Repayment of long term borrowings                                                           (1)            (1)
      Increase in advances from
         Borrowers for taxes and insurance                                                       610            881
      Cash paid for dividends                                                                   (617)          (716)
      Proceeds from the sale of stock associated with Employee Stock
         Purchase Plan                                                                            24             18
      Proceeds from the exercise of stock options                                                 13             --
                                                                                           ---------      ---------
                 Net cash used in financing activities                                        (3,893)       (11,451)
                                                                                           ---------      ---------

Net (decrease) increase in cash and cash equivalents                                            (744)        43,728

Cash and cash equivalents at beginning of year                                                21,466         27,076
                                                                                           ---------      ---------

Cash and cash equivalents as of the three month period                                     $  20,722      $  70,804
                                                                                           =========      =========

Supplemental Disclosures
        Cash paid for interest on deposits                                                 $   4,254      $   8,729
                                                                                           =========      =========
        Cash paid for income taxes                                                         $      --      $     784
                                                                                           =========      =========
        Transfer securities from held to maturity to available for sale                    $      --      $ 220,471
                                                                                           =========      =========
        Transfers from loans to real estate owned                                          $     211      $     943
                                                                                           =========      =========


The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                            (in thousands, unaudited)


                                                                    Three-Month Period Ended
                                                                    ------------------------
                                                                           March 31,
                                                                           ---------
                                                                       2002          2001
                                                                       ----          ----

Net income                                                            $ 1,840      $ 1,386
Other comprehensive income, net of tax

   Unrealized (losses) gains on securities
      Unrealized holding (losses) gains arising during the period      (2,573)       4,571
      Reclassification adjustment for gains included
               in net income                                               --          (61)
                                                                      -------      -------



Comprehensive (loss) income                                           $  (733)     $ 5,896
                                                                      =======      =======

PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2002


Note 1 - General

   The accompanying financial statements of Patriot Bank Corp. and Subsidiaries ("Patriot") include the accounts of the parent company, Patriot Bank Corp. and its wholly-owned subsidiaries, Patriot Bank and Patriot Investment Company. All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2001.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2002

Note 2 - Investment And Mortgage-Backed Securities

The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows:



                                                     March 31, 2002                                 December 31, 2001
                                        ------------------------------------------   ----------------------------------------------
                                        Amortized  Unrealized   Unrealized   Fair    Amortized    Unrealized    Unrealized    Fair
                                           cost       gain         loss      value     cost          gain         loss        value
                                           ----       ----         ----      -----     ----          ----         ----        -----
                                                                              (in thousands)
Available for Sale:
Investment securities
    U.S.  Treasury and
       Government agency
       securities                        $ 39,177       $--     $  2,425   $ 36,752   $ 31,475     $      2     $  1,640    $ 29,837
    Corporate debt securities              17,655        30        1,806     15,879     16,582           27        1,656      14,953
    FHLMC preferred Stock                  45,412       608          347     45,673     42,762        2,184           53      44,893
    FHLB stock                             19,559        --           --     19,559     19,359           --           --      19,359
    Equity securities                      11,496        26          255     11,267      5,845           31          433       5,443

Mortgage-backed securities
    FHLMC                                   9,867        14          122      9,759      5,194           13           10       5,197
    FNMA                                   49,888       126          243     49,771     45,466          124          144      45,446
    GNMA                                      116        14           --        130        120           12           --         132

Collateralized mortgage obligations:
    FHLMC                                  37,756        29          414     37,371     44,879          566          193      45,252
    FNMA                                   27,483       328           --     27,811     33,632          582           70      34,144
    Other                                   1,816        15           --      1,831      2,938           18           --       2,956
                                         --------  --------     --------   --------   --------     --------     --------    --------


Total securities available for
Sale                                     $260,225  $  1,190     $  5,612   $255,803   $248,252     $  3,559     $  4,199    $247,612
                                         ========  ========     ========   ========   ========     ========     ========    ========


Held to Maturity:
Investment securities
   U.S. Treasury and
     Government agency
     Securities                          $ 14,391  $    333     $    279   $ 14,445   $ 14,388     $    342     $    226    $ 14,504
     Corporate debt securities                 --        --           --         --      1,000            1           --       1,001

Mortgage-backed securities
     FHLMC                                  1,493        29           35      1,487      1,661           27           36       1,652
     FNMA                                   1,526        81           36      1,571      1,680           80           51       1,709
     GNMA                                   2,002        43           65      1,980      2,245           57           65       2,237

Collateralized mortgage
   obligations
    FHLMC                                  11,980       195          737     11,438     16,187          264          834      15,617
    FNMA                                    5,189        88          150      5,127      6,476           53          171       6,358
                                         --------  --------     --------   --------   --------     --------     --------    --------

Total securities held to maturity        $ 36,581  $    769     $  1,302   $ 36,048   $ 43,637     $    824     $  1,383    $ 43,078
                                         ========  ========     ========   ========   ========     ========     ========    ========

Note 3 - Loans Receivable

   Loans receivable are summarized as follows:


                                                March 31,     December 31,
                                                ---------     ------------
                                                  2002           2001
                                                  ----           ----
                                                     (in thousands)
Commercial loan portfolio
     Commercial                                 $ 291,611      $ 283,848
     Commercial leases                             79,249         77,838
Consumer loan portfolio
        Home equity                                66,089         66,834
     Consumer                                       7,906          8,614
Mortgage loan portfolio
     Secured by real estate                     $ 191,322      $ 206,467
     Construction                                   5,636          4,605
                                                ---------      ---------

       Total loans receivable                     641,813        648,206
       Less deferred loan origination costs         1,049            933
       Allowance for credit losses                 (6,294)        (6,199)
                                                ---------      ---------

       Total loans receivable, net              $ 636,568      $ 642,940
                                                =========      =========


Note 4 - Deposits


   Deposits are summarized as follows:

                                        March 31,   December 31,
                                        ---------   ------------
Deposit type                              2002         2001
------------                              ----         ----
                                            (in thousands)

NOW                                     $ 35,052     $ 30,951

Money market                             139,063      135,214

Savings accounts                          52,819       45,534

Non-interest-bearing demand               41,712       38,235
                                        --------     --------

   Total demand, transaction, money
      market and savings deposits        268,646      249,934

Certificates of deposits                 261,295      283,929
                                        --------     --------

   Total deposits                       $529,941     $533,863
                                        ========     ========

NOTE 5 - EARNINGS PER SHARE

            The dilutive effect of stock options is excluded from basic earnings per share but included in the computation of diluted earnings per share.

Anti-dilutive options. Patriot had 10,000 and 44,500 anti-dilutive options at March 31, 2002 and 2001, respectively.

                                         For Three-Months Ended March 31, 2002
                                         -------------------------------------
                                        Income              Shares       Per-Share
                                     (Numerator)     (Denominator)        Amount
                                     -----------     -------------        ------
BASIC EPS
Net Income available to common
   stockholders                       $1,840            5,997              $0.31

EFFECT OF DILUTIVE SECURITIES
Dilutive Options                          --              188               (.01)
                                      ------           ------              -----

DILUTED EPS
Net income available to common
   stockholders                       $1,840            6,185              $0.30
                                      ======           ======              =====


                                              For Three-Months Ended March 31, 2001
                                              -------------------------------------
                                           Income          Shares          Per-Share
                                        (Numerator)     (Denominator)        Amount
                                        -----------     -------------       -------
BASIC EPS
Net Income available to common
   stockholders                          $1,386               5,845           $0.24

EFFECT OF DILUTIVE SECURITIES
Dilutive Options                             --                  40              --
                                         ------              ------           -----


DILUTED EPS
Net income available to common
   stockholders                          $1,386               5,885           $0.24
                                         ======              ======           =====

Note 6 - Segment Reporting

            The Company has three reportable segments: Patriot Bank, Patriot Mortgage and Patriot Commercial Leasing Corporation. Patriot Bank operates a community banking network with sixteen community banking offices providing deposits and loan services to customers. Patriot Mortgage is a mortgage origination unit which sells residential mortgages into the secondary market to generate fee income. Patriot Commercial Leasing Corporation is a small ticket leasing company.

            The following table highlights income statement and balance sheet information for each of the segments at or for the three-month period ending March 31, 2002 and 2001 (in thousands).



                                     For the three-month period ended March 31, 2002
                                     -----------------------------------------------
                                                         Patriot
                                                         -------
                                      Bank        Mortgage       Leasing          Total
                                      ----        --------       -------          -----
Net interest income               $    5,954     $      135     $      687     $    6,776
Other income                           1,108            261            292          1,661
Total net income                       1,572            146            122          1,840
Total assets                         918,675          6,716         79,763      1,005,154
Total loans and leases, gross        563,613          6,682         79,249        649,544
                                  ----------     ----------     ----------     ----------


                                     For the three-month period ended March 31, 2001
                                     -----------------------------------------------
                                                          Patriot
                                                          -------
                                     Bank         Mortgage        Leasing         Total
                                     ----         --------        -------         -----
Net interest income               $    5,085     $       58     $      599     $    5,742
Other income                           1,365            289            350          2,004
Total net income                       1,103             90            193          1,386
Total assets                       1,045,083          8,248         70,662      1,123,993
Total loans and leases, gross        573,892          8,240         69,711        651,843
                                  ----------     ----------     ----------     ----------

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


Note 8 - Accounting for Goodwill and Other Intangible Assets

            In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements, including requirements for periodic impairment evaluation. The provisions of the Statement are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of the Statement. The Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Patriot adopted Statement No. 142 in January 2002. As a result, Patriot anticipates a $728,000 reduction in the amortization of goodwill expense for the fiscal year 2002. As required by SFAS No. 142, Patriot will perform an impairment test within six months of adoption. At this time, Patriot does not anticipate any impairment.



Note 9 - Accounting for Asset Retirement Obligations

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

Note 10 - Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, the Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with earlier application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of the Statement did not have any impact on the Bank's earnings, financial condition, or equity.

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

    General. Patriot reported diluted earnings per share of $.30 and net income of $1,840,000 for the three-month period ended March 31, 2002 compared to diluted earnings per share of $.24 and net income of $1,386,000 for the three month period ended March 31, 2001. Return on average equity was 12.05%, for the three-month period ended March 31, 2002 compared to 10.49%, for the three-month period ended March 31, 2001.

    Net Interest Income. Net interest income for the three-month period ended March 31, 2002 was $6,776,000 compared to $5,742,000 for the same period in 2001. Patriot's net interest margin (net interest income as a percentage of average interest-earning assets) was 3.06% for the three-month period ended March 31, 2002 compared to 2.28% for he same period in 2001. The increase in net interest income during the first quarter of 2002 is primarily due to the impact of decreases in market rates on Patriot's funding sources and Patriot's strategy to reduce investments, mortgage-backed securities and mortgage loans and the level of wholesale funding. The decreases in market rates on Patriot's funding sources outpaced the rates on assets and, as a result, expanded Patriot's net interest margin.

    Interest on loans and leases was $12,498,000 for the three-month period ended March 31, 2002 compared to $14,031,000 for the same period in 2001. The average balance of loans was $641,840,000 with an average yield of 7.83% for the three-month period ended March 31, 2002 compared to an average balance of $657,442,000 with an average yield of 8.62% for the same period in 2001. The decrease in average balance is primarily due to Patriot allowing mortgages to run-off, offset by aggressive marketing of commercial loans and leases. The decrease in average yield is primarily a result of a decrease in interest rates.

    Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $4,411,000 for the three-month period ended March 31, 2002 compared to $6,276,000 for the same period in 2001. The average balance of the investment portfolio was $290,201,000 with an average yield of 6.61% for the three-month period ended March 31, 2002 compared to an average balance of $375,724,000 with an average yield of 7.04% for the same period in 2001. The decrease in average balance is primarily due to Patriot allowing the investment portfolio to amortize down so they can be replaced with generally higher-yielding commercial loans and leases, as well as Patriot sold $50,920,000 in securities throughout 2001. The decrease in average yield is related to general decreases in market rates on adjustable rate securities.

    Interest on total deposits was $4,283,000 for the three-month period ended March 31, 2002 compared to $8,760,000 for the same period in 2001. The average balance of total deposits was $528,303,000 with an average cost of 3.26% for the three-month period ended March 31, 2002 compared to an average balance of $643,198,000 with an average cost of 5.52% for the same period in 2001. The decrease in average balance is primarily the result of an decrease in Patriot's jumbo certificates of deposit, offset by aggressive marketing of money market accounts, transaction-based deposit accounts and other certificates of deposit. The overall decrease in the average cost on deposits was primarily the result of a decrease in interest rates and emphasis placed on lower cost money market and transaction based deposit accounts.

     Interest on borrowings was $5,898,000 for the three-month period ended March 31, 2002 compared to $6,117,000 for the same periods in 2001. The average balance of borrowings was $405,826,000 with an average cost of 5.81% for the three-month period ended March 31, 2002 compared to an average balance of $413,227,000 with a cost of 5.92% for the same period in 2001. The decrease in average balance was primarily due to borrowings being repaid by proceeds received on the run-off of the mortgage loan portfolio and growth in Patriot's branch deposits, offset by growth in Patriot's commercial loan and leases portfolios. The decrease in the yield on borrowings was the result of a decrease in interest rates.

     Provision for Credit Losses. The provision for credit losses was $675,000 for the three-month period ended March 31, 2002 compared to $450,000 for the same period in 2001. An allowance for credit losses is maintained at a level that represents management's best estimate of known and inherent losses in the loan and lease portfolio. Management's periodic evaluation of the allowance for credit losses is based upon evaluation of individual loans and leases, the overall risk characteristics of the various portfolio segments, regression analyseses using past loss experience, current and projected financial status and creditworthiness of its borrowers, the adequacy of collateral, the level and nature of non-performing loans, current economic conditions, the results of the most recent regulatory examination and other relevant factors. This evaluation is inherently subjective. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses. Such agencies may require Patriot to recognize additions to the allowance for credit losses based on their judgments of information which is available to them at the time of their examinations.

            Patriot's total loans consist of four distinct portfolios. Each of which is monitored and analyzed separately.

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

            The consumer loan portfolio consists of mostly of home equity loans and home equity lines of credit. The consumer loan portfolio is also mature as Patriot has been in consumer lending business for many years. As with mortgage lending Patriot predominantly uses an internal regression analysis, which uses historical data to estimate losses that are inherent in the portfolio.

            Patriot entered the commercial lending business in 1996 and has grown the portfolio into a substantial portion of total loans. Patriot uses historical data to prepare regression models to monitor trends of charge-offs and recoveries and establish appropriate allowance levels. Patriot also closely monitors local economic and business trends relative to its commercial lending portfolio to estimate the effect those trends may have on potential losses. Patriot's commercial loan portfolio contains some loans that are substantially larger than the loans within other portfolios. The potential loss associated with an individual loan could have a significant impact on the allowance and charge-off levels at Patriot. Therefore Patriot closely monitors these loans and will specifically reserve for individual loans which exhibit weakness.

            Patriot entered the commercial leasing business in 1998 principally through the acquisition of Keystone Leasing. Patriot's leasing portfolio has a short, approximately 3-year life. Patriot performs an internal regression analysis on this portfolio using historical data (including Keystone Leasing data). Patriot also closely monitors regional and national economic business trends relative to its commercial leasing portfolio to estimate the effects those trends may have on potential losses.

            Patriot continues to have asset quality with low levels of delinquencies and non-performing assets. At March 31, 2002 Patriot's non-performing assets were .57% of total assets. Additionally, Patriot had $6,989,000 in loans and leases which were 30 days or more delinquent which represented only 1.08% of Patriot's total loan and lease portfolios.

    Non-Interest Income. Total non-interest income was $1,661,000 for the three-month period ended March 31, 2002 compared to $2,004,000 for the same period in 2001. The decrease in non-interest income was primarily due to $402,000 in gains recognized on the sale of investment securities available for sale during the first quarter of 2001 versus no security gains during the first quarter of 2002 . Non-interest income also includes recurring non-interest income such as loan and deposit fees, ATM fees, and income from bank owned life insurance, where amounts are consistent with the prior period.

    Non-Interest Expense. Total non-interest expense was $5,333,000 for the three-month period ended March 31, 2002 compared to $5,109,000 for the same period in 2001. The increase in non-interest expense was primarily due to higher compensation costs associated with salaries, payroll taxes and employee benefits due to increases in staffing associated with branch deposit growth and commercial lending.

    Income Tax Provision. The income tax provision for the first quarter of 2002 was $589,000. The income tax provision for the three-month period ended March 31, 2001 was $597,000 along with a benefit of $105,000 relating to a change in accounting principle. The effective tax rate was 24.25% for three-month period ended March 31, 2002 compared to 26.20% for the same period in 2001. The decrease in the effective tax rate was primarily due to the elimination of goodwill amortization expense in 2002. The goodwill booked with Patriot's acquisition of First Lehigh Bank was a non-deductible expense for taxes which increased Patriot's taxable income prior to 2002. Additionally, Patriot purchased some tax beneficial securities during the fourth quarter of 2001 which also was part of the decrease in the effective tax rate.

Financial Condition

    Loan and Lease Portfolio. Patriot's primary portfolio loan products are commercial loans, small-ticket commercial leases, fixed-rate and adjustable-rate mortgage loans and home equity loans and lines of credit. Patriot also offers residential construction loans and other consumer loans. At March 31, 2002 Patriot's total loan portfolio was $636,568,000, compared to a total loan portfolio of $642,940,000 at December 31, 2001. The decrease in the loan portfolio is primarily the result of Patriot allowing mortgages to run-off, offset by an emphasis placed on increasing commercial lending and leasing relationships.

    Cash and Cash Equivalents. Cash and cash equivalents at March 31, 2002 were $20,722,000 compared to $21,466,000 at December 31, 2001. The decrease in cash balances was temporary and primarily due to timing differences related to the repayment of borrowed funds.

    Investment and Mortgage-Backed Securities. Investment securities consist primarily of U.S. agency securities, mortgage-backed securities which are generally insured or guaranteed by either FHLMC, FNMA or the GNMA and collateralized mortgage obligations.

    Total investment and mortgage-backed securities at March 31, 2002 were $292,384,000 compared to $291,249,000 at December 31, 2001. The increase in investment and mortgage-backed securities was primarily due to the purchase of $39,231,000 of available for sale securities offset by normal investment amortization and maturities.

    Other Assets. Other assets at March 31, 2002 $8,746,000 compared to $7,313,000 at December 31, 2001. The increase in other assets was primarily attributable to adjustments to Patriot's deferred tax position related the increase of unrealized losses on investments.

      Deposits. Deposits are primarily attracted from within Patriot's market area through the offering of various deposit instruments, including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Patriot also solicits brokered deposits from various sources. Total deposits at March 31, 2002 were $529,941,000 compared to $533,863,000 at December 31, 2001. Of that decrease, $8,321,000 was related to brokered deposits and $14,313,000 was related to retail certificates of deposit, offset by a $18,712,000 increase of core deposits. The reduction in brokered deposits was part of Patriot's strategy to deleverage the balance sheet and reduce the dependence on wholesale funding.

Borrowings. Patriot utilizes borrowings as a source of funds for its asset growth and its asset/liability management. Patriot is eligible to obtain advances from the FHLB upon the security of the FHLB common stock it owns and certain of its residential mortgages and mortgage-backed securities, provided certain standards related to creditworthiness have been met. Patriot may also utilize repurchase agreements to meet its liquidity needs. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. Total borrowings at March 31, 2002 were $405,178,000 compared to $405,179,000 at December 31, 2001. The decrease in borrowings is associated with the repayment of an amortizing FHLB advance.

Other Liabilities. Other Liabilities at March 31, 2002 were $5,616,000 compared to $5,993,000 at December 31, 2001. The decrease in balance was primarily related to timing differences on the accrual of certain compensation expenses.

Stockholders' Equity. Total stockholders' equity was $60,480,000 at March 31, 2002 compared to $61,706,000 at December 31, 2001. The decrease is primarily due the change in accumulated other comprehensive losses which was a result of a decrease in the market value on available for sale securities and dividends paid to shareholders offset by earnings.

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

    During the three-month period ended March 31, 2002, significant liquidity was provided by growth in deposits and maturities of investment and mortgage-backed securities. The funds provided by these activities were invested in new loans and the repayment of borrowings.

            At March 31, 2002, Patriot had outstanding loan commitments of $63,035,000. Patriot anticipates that it will have sufficient funds available to meet its loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from March 31, 2002 totaled $168,577,000. Based upon historical experience, Patriot expects that substantially all of the maturing certificates of deposit will be retained at maturity.

Capital Resources. FDIC regulations currently require companies to maintain a minimum leverage capital ratio of not less than 3% of tier 1 capital to total adjusted assets, a tier 1 capital ratio of not less than 4% of risk-adjusted assets, and a minimum risk-based total capital ratio (based upon credit risk) of not less than 8%. The FDIC requires a minimum leverage capital requirement of 3% for institutions rated composite 1 under the CAMEL rating system. For all other institutions, the minimum leverage capital requirement is 3% plus at least an additional 1% to 2% (100 to 200 basis points). A bank is considered "well capitalized" if it maintains a minimum leverage capital ratio of not less than 5% of tier 1 capital to total adjusted assets, a tier 1 capital ratio of not less than 6% of risk adjusted assets, and a minimum risk-based total capital ratio (based upon credit risk) of not less than 10%. At March 31, 2002, Patriot Bank's and Patriot Bank Corp.'s capital ratios exceeded all requirements to be considered well capitalized. The following table sets forth the capital ratios of Patriot Bank Corp., Patriot Bank and the current regulatory requirements at December 31, 2001:


                                                                          To Be                      To Be
                                                    Actual          Adequacy Capitalized        Well Capitalized
                                              Amount      Ratio      Amount        Ratio      Amount          Ratio
                                              ------      -----      ------        -----      ------          -----
                                                                   As of  March 31, 2002
Total  capital (to risk weighted assets)

 Patriot Bank Corp.                           $75,219     11.63%     $51,735           8%     $64,670          10%
 Patriot                                       74,727     11.57%      51,647           8%      64,559          10%

 Tier I capital (to risk-weighted assets)

 Patriot Bank Corp.                            68,915     10.66%      25,868           4%      38,802           6%
 Patriot                                       68,315     10.58%      25,824           4%      38,735           6%

  Tier I capital (to average assets)

 Patriot Bank Corp.                            68,915      6.95%      39,684           4%      49,605           5%
 Patriot                                       68,315      6.89%      39,684           4%      49,605           5%

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

            Through the use of income simulation modeling the company has calculated an estimate of net interest income for the year ending March 31, 2003, based upon the assets, liabilities and off-balance sheet financial instruments in existence at March 31, 2002. Patriot has also estimated changes to that estimated net interest income based upon interest rates rising or falling in monthly increments ("rate ramps"). Rate ramps assume that all interest rates increase or decrease in monthly increments evenly throughout the period modeled. The following table reflects the estimated percentage change in estimated net interest income for the year ending March 31, 2003 resulting from changes in interest rates.

                      Rate ramp to interest rates       % change
                      ---------------------------       --------
                                  +2%                     1.26%
                                  -2%                    (2.29%)

            Economic value of equity (EVE) estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. As part of this evaluation the company has contracted with an independent consultant to perform an extensive core deposit analysis to appropriately estimate the discounted present value of the retail deposit franchise. Upward and downward rate shocks are used to measure volatility in relation to such interest rate movements in relation to an unchanged environment. This method of measurement primarily evaluates the longer term repricing risks and options in the Company's balance sheet. The Company has established policy limits for upward and downward rate shocks of 20% of economic value of equity at risk for every 100 basis points of interest rate shock. Additionally the Company has a policy limit that the ratio of EVE adjusted equity to EVE adjusted assets will be maintained above a 5% ratio. The following table reflects the estimated economic value of equity at risk and the ratio of EVE adjusted equity to EVE adjusted assets at March 31, 2002, resulting from shocks to interest rates.

                               Percent change      EVE Equity/
             Rate shock        from base          EVE Assets
             -----------       ---------          ----------

                 +2%             -20.56%             10.59%
                 +1%              -9.37%             11.73%
               Base                                  12.57%
                 -1%              -1.34%             12.18%
                 -2%             -10.28%             10.93%

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

            The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2002, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Loan amounts reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans and as a result of contractual rate adjustments on adjustable-rate loans. Estimated prepayment rates were applied to mortgage loans and mortgage-backed securities based upon industry expectations. Core deposit decay rates have been estimated based upon a historical analysis of core deposit trends. With the exceptions noted above, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth the gap and cumulative gap as a percentage of total assets at March 31, 2002:


                                                              0-90            91-180             181-365
                                                              Days             Days                Days
                                                              ----             ----                ----
     GAP to Total Assets                                      9.41%             .98%              -2.80%
     Cumulative GAP to Total Assets                           9.41%           10.39%               7.59%

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




                                        PATRIOT BANK CORP.
                                        ----------------------------------------
                                        (Registrant)




Date May 8, 2002
     -----------------                  ----------------------------------------
                                        Richard A. Elko
                                        President and Chief Executive Officer



Date May 8, 2002
     -----------------                  ----------------------------------------
                                        James G. Blume
                                        Senior Vice President and
                                        Chief Financial Officer