Form 10-Q
period 2002-06-30
PATRIOT BANK CORP
filed 2002-08-13
CIK 1000235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________  to ____________


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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,343,864 shares of common stock were outstanding as of August 9, 2002.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                            Page
PART I      FINANCIAL INFORMATION

       Item 1   FINANCIAL STATEMENTS (Unaudited)

                Consolidated Balance Sheets at June 30, 2002
                and December 31, 2001

                Consolidated Statements of Income for the Three-Month and Six-Month
                Periods ended June 30, 2002 and 2001

                Consolidated Statements of Stockholders' Equity for the
                Periods ended June 30, 2002 and December 31, 2001

                Consolidated Statements of Cash Flows for the Six-Month
                Periods ended June 30, 2002 and 2001

                Consolidated Statements of Comprehensive Income for the
                Three-Month and Six-Month Periods ended June 30, 2002 and 2001

                Notes to Consolidated Financial Statements

       Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION

       Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II     OTHER INFORMATION

       Items 1 through 6

SIGNATURES

                       Patriot Bank Corp. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)

                                                                                         June 30,          December 31,
                                                                                         --------          ------------
                                                                                            2002               2001
                                                                                        ----------         ----------
                                                                                        (unaudited)

ASSETS
Cash and due from banks                                                                   $ 17,392           $ 14,218
Interest-earning deposits in other financial institutions                                    5,557              7,248
                                                                                        ----------         ----------
   Total cash and cash equivalents                                                          22,949             21,466
Investment and mortgage-backed securities available for sale                               264,462            247,612
Investment and mortgage-backed securities held to maturity
     (market value of $32,714 and $43,078 at June 30, 2002
     and December 31, 2001, respectively)                                                   32,896             43,637
Loans held for sale                                                                          7,341              6,652
Loans and leases receivable, net of allowance for credit loss of $6,478 and
    $6,199 at June 30, 2002 and December 31, 2001, respectively                            633,245            642,940
Premises and equipment, net                                                                  6,599              6,758
Accrued interest receivable                                                                  3,951              3,988
Real estate and other property owned                                                           606                349
Cash surrender value life insurance                                                         17,760             17,305
Goodwill                                                                                     8,743              8,688
Core deposit intangible                                                                      3,119              3,362
Other assets                                                                                 8,237              7,313
                                                                                        ----------         ----------
    Total assets                                                                       $ 1,009,908        $ 1,010,070
                                                                                        ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                 $ 505,764          $ 533,863
FHLB advances                                                                              398,376            387,179
Other short term borrowings & repurchase agreements                                          7,890                 --
Trust preferred debt securities                                                             23,000             18,000
Advances from borrowers for taxes and insurance                                              3,899              3,329
Other liabilities                                                                            6,402              5,993
                                                                                        ----------         ----------
      Total liabilities                                                                    945,331            948,364
                                                                                        ----------         ----------
Preferred stock, $.01 par value, 5,000,000 shares authorized, none
      issued at June 30, 2002 and December 31, 2001, respectively                               --                 --
Common stock, no par value, 20,000,000 shares authorized, 6,560,436 and
      6,555,436 issued at June 30, 2002 and December 31, 2001, respectively                     --                 --
Additional Paid in capital                                                                  57,956             57,867
Common stock acquired by ESOP, 321,371 and 334,225  shares at amortized cost at
     June 30, 2002 and December 31, 2001, respectively                                     (1,728)            (1,819)
Common stock acquired by MRP, 10,158 and 5,650 shares at amortized
     cost at June 30, 2002 and December 31, 2001, respectively                               (120)               (68)
Retained earnings                                                                           11,168              8,598
Treasury stock, 223,717 and 235,833 at cost at June 30, 2002
     and December 31, 2001, respectively                                                   (2,923)            (3,051)
Accumulated other comprehensive income                                                         224                179
                                                                                        ----------         ----------
     Total stockholders' equity                                                             64,577             61,706
                                                                                        ----------         ----------
     Total liabilities and stockholders' equity                                         $1,009,908         $1,010,070
                                                                                        ==========         ==========

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except for share data)

                                                                     Three-Month Period Ended       Six-Month Period Ended
                                                                                              June 30,
                                                                       -----------------------------------------------------
                                                                         2002           2001           2002           2001
                                                                       --------       --------       --------       --------
                                                                                            (unaudited)
INTEREST INCOME
    Interest-earning deposits                                          $     12       $    105       $     60       $    417
    Investment and mortgage-backed securities                             4,370          5,388          8,781         11,665
    Loans and leases                                                     12,433         13,694         24,931         27,725
                                                                       --------       --------       --------       --------
        Total interest income                                            16,815         19,187         33,772         39,807
                                                                       --------       --------       --------       --------
INTEREST EXPENSE
    Deposits                                                              3,615          7,424          7,898         16,182
    Short-term borrowings                                                 1,128            258          2,255            721
    Long-term borrowings                                                  4,806          5,910          9,577         11,565
                                                                       --------       --------       --------       --------
         Total interest expense                                           9,549         13,592         19,730         28,468
                                                                       --------       --------       --------       --------
    Net interest income before provision for
               credit losses                                              7,266          5,595         14,042         11,339
    Provision for credit losses                                          (1,000)          (500)        (1,675)          (950)
                                                                       --------       --------       --------       --------
    Net interest income after provision for
           Credit losses                                                  6,266          5,095         12,367         10,389
                                                                       --------       --------       --------       --------
NON-INTEREST INCOME
    Service fees, charges and other operating income                      1,211          1,404          2,555          2,637
    Loss on sale of real estate acquired through
           Foreclosure                                                      (28)           (30)           (22)           (16)
    Gain on sale of investment and mortgage-backed
           Securities available for sale                                    134            101            134            503
    Mortgage banking gains                                                  486            472            797            826
                                                                       --------       --------       --------       --------
           Total non-interest income                                      1,803          1,947          3,464          3,950
                                                                       --------       --------       --------       --------
NON-INTEREST EXPENSE
     Salaries and employee benefits                                       2,985          2,518          5,962          4,946
     Office occupancy and equipment                                         956          1,132          1,997          2,305
     Professional services                                                  414            186            631            355
     Advertising                                                            205            194            332            332
     Deposit processing                                                     162            151            303            306
     Goodwill amortization                                                   --            183             --            364
     Core Deposit Intangible                                                121            121            243            243
     Office supplies & postage                                              189            147            359            290
     ATM expense                                                            126            119            231            226
     Other operating expense                                                329            204            762            697
                                                                       --------       --------       --------       --------
           Total non-interest expense                                     5,487          4,955         10,820         10,064
                                                                       --------       --------       --------       --------
Income before taxes and cumulative effect of
           change in accounting principle                                 2,582          2,087          5,011          4,275
           Income taxes                                                     602            596          1,191          1,193
                                                                       --------       --------       --------       --------

Income before cumulative effect of change In accounting principle         1,980          1,491          3,820          3,082
Cumulative effect of change in accounting principle, net of
      ($105,000) in income tax                                               --             --             --           (204)
                                                                       --------       --------       --------       --------
             Net income                                                $  1,980       $  1,491       $  3,820       $  2,878
                                                                       ========       ========       ========       ========

Basic Earnings Per Share:
Income before cumulative effect of change in accounting principle      $   0.33       $   0.26       $   0.64       $   0.52
Cumulative effective of change in accounting principle                       --             --             --           (.03)
                                                                       --------       --------       --------       --------
  Net Income                                                           $   0.33       $   0.26       $   0.64       $   0.49
                                                                       ========       ========       ========       ========


Dilutive Earnings Per Share:
Income before cumulative effect of change in accounting principle      $   0.31       $   0.25       $   0.61       $   0.52
Cumulative effective of change in accounting principle                       --             --             --           (.03)
                                                                       --------       --------       --------       --------
  Net Income                                                           $   0.31       $   0.25       $   0.61       $   0.49
                                                                       ========       ========       ========       ========

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (in thousands, unaudited)


                                                                                                        Accumulated
                                             Additional                                                    Other
                                  Number of    Paid-in                           Retained     Treasury  Comprehensive
                                   Shares      Capital       ESOP        MRP      Earnings      Stock   Income (Loss)   Total
                                    ------     --------     -------     -----     --------     -------     -------     --------
BALANCE AT JANUARY 1, 2001           5,784     $ 58,174     $(1,999)    $(241)    $  4,833     $(4,043)    $(4,924)    $ 51,800
Release and amortization
     of MRP                             52           42          --       173           --          --          --          215
Release of ESOP shares                  26           58         180        --           --          --          --          238
Sale of stock associated with
    Employee Stock Purchase Plan         7           --          --        --           --          59          --           59
Change in unrealized losses
    on securities available
    for sale, net of taxes              --           --          --        --           --          --       5,103        5,103
Exercise of stock options              111         (407)         --        --           --         933                      526
Net income                              --           --          --        --        6,099          --          --        6,099
Cash dividends paid                     --           --          --        --       (2,334)         --          --       (2,334)
                                    ------     --------     -------     -----     --------     -------     -------     --------
BALANCE AT DECEMBER 31, 2001         5,980     $ 57,867     $(1,819)    $ (68)    $  8,598     $(3,051)    $   179     $ 61,706
                                    ------     --------     -------     -----     --------     -------     -------     --------
Common stock issued                      5           70                                                                      70
Common stock acquired by                (5)                               (52)                                              (52)
     MRP
Release of ESOP shares                  13           78          91        --           --          --          --          169
Sale of stock associated with
    Employee Stock Purchase Plan         5           --          --        --           --          56          --           56
Change in unrealized gains
    on securities available
    for sale, net of taxes              --           --          --        --           --          --          45           45
Exercise of stock options                7          (58)         --        --           --          71          --           13
Stock awards                            --           (1)         --        --           --           1          --           --
Net income                              --           --          --        --        3,820          --          --        3,820
Cash dividends paid                     --           --          --        --       (1,250)         --          --       (1,250)
                                    ------     --------     -------     -----     --------     -------     -------     --------
BALANCE AT JUNE 30, 2002             6,005     $ 57,956     $(1,728)    $(120)    $ 11,168     $(2,923)    $   224     $ 64,577
                                    ------     --------     -------     -----     --------     -------     -------     --------


The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                               Six-Months Period Ended June 30,
                                                                               --------------------------------
                                                                                   2002                2001
                                                                                 --------           ---------
OPERATING ACTIVITIES
Net Income                                                                       $  3,820           $   2,878
Adjustments to reconcile net income to net cash provided
  by operating activities
       Amortization and accretion of
          Deferred loan origination fees                                             (424)                (43)
          Premiums and discounts                                                     (553)             (1,067)
          MRP shares                                                                   18                 158
          Goodwill                                                                     --                 364
          Core deposit intangible                                                     243                 243
       Provision for credit losses                                                  1,675                 950
       Release of ESOP shares                                                         169                 104
       Gain on sale of  securities available for sale                                (134)               (194)
       Loss (gain) on sale of real estate owned                                        22                 (16)
       Charge-off real estate owned and other repossessed assets                      158                  39
       Depreciation of premises and equipment                                         648                 809
       Loss on disposition of equipment                                                57                  --
       Mortgage loans originated for sale                                         (38,474)            (36,350)
       Mortgage loans sold                                                         37,785              41,089
       Increase in deferred income taxes                                             (481)             (2,374)
       Increase in cash surrender value of life insurance                            (455)               (366)
       Increase in accrued interest receivable                                         37                 654
       Decrease in other assets                                                      (898)             (2,086)
       Increase in other liabilities                                                  354               4,060
                                                                                 --------           ---------
            Net cash provided by operating activities                               3,567               8,884
                                                                                 --------           ---------
INVESTING ACTIVITIES
      Loan originations and principal payments on loans, net                        7,524              (2,261)
      Proceeds from the sale of securities - available for sale                     5,738              49,755
      Proceeds from the maturity of securities - available for sale                43,314              25,433
      Proceeds from the maturity of securities - held to maturity                  10,301               7,233
      Purchase of securities - available for sale                                 (64,273)             (6,461)
      Proceeds from sale of real estate owned                                         481                 988
      Purchase of premises and equipment                                             (581)               (313)
      Proceeds from sale of premises and equipment                                     35                  16
                                                                                 --------           ---------
         Net cash provided by investing activities                                  2,539              74,390
                                                                                 --------           ---------
FINANCING ACTIVITIES
      Net decrease in deposits                                                    (28,099)            (97,263)
      Proceeds from short term borrowings                                          19,090               8,733
      Funding of trust preferred securities                                         5,000                  --
      Repayment of long term borrowings                                                (3)                 --
      Increase in advances from borrowers for  taxes and insurance                    570               1,298
      Cash paid for dividends                                                      (1,250)             (1,299)
      Proceeds from the sale of stock associated with Employee Stock
        Purchase Plan                                                                  56                  19
      Proceeds from the exercise of stock options                                      13                  --
                                                                                 --------           ---------
                 Net cash used in financing activities                             (4,623)            (88,512)
                                                                                 --------           ---------

Net (decrease) increase in cash and cash equivalents                                1,483              (5,238)

Cash and cash equivalents at beginning of year                                     21,466              27,076
                                                                                 --------           ---------

Cash and cash equivalents as of the three month period                           $ 22,949           $  21,838
                                                                                 ========           =========

Supplemental Disclosures
        Cash paid for interest on deposits                                       $  7,857           $  15,987
                                                                                 ========           =========
        Cash paid for income taxes                                               $  1,000           $     788
                                                                                 ========           =========
        Transfers from loans and leases to real estate owned                     $    918           $   1,089
                                                                                 ========           =========
        Transfer securities from held to maturity to available for sale          $     --           $ 220,471
                                                                                 ========           =========


The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (in thousands, unaudited)

                                                                        Three-Month Period Ended      Six-Month Period Ended
                                                                                            June 30,
                                                                        ----------------------------------------------------
                                                                          2002           2001           2002           2001
                                                                        -------        -------        -------        -------
Net income                                                              $ 1,980        $ 1,491        $ 3,820        $ 2,878
Other comprehensive income, net of tax

   Unrealized gains (losses) on securities
      Unrealized holding gains (losses) arising during the period         2,706         (1,396)           134          3,236
      Less: Reclassification adjustment for gains included
               in net income                                                (88)           (61)           (88)           (61)
                                                                        -------        -------        -------        -------

Comprehensive income                                                    $ 4,598        $   156        $ 3,865        $ 6,053
                                                                        =======        =======        =======        =======

PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2002


Note 1 - General

      The accompanying financial statements of Patriot Bank Corp. and Subsidiaries ("Patriot") include the accounts of the parent company, Patriot Bank Corp. and its wholly-owned subsidiaries, Patriot Bank and Patriot Investment Company. All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the three-month and six-month period ended June 30, 2002 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2001.

PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2002

Note 2 - Investment And Mortgage-Backed Securities

      The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows:


                                     --------------------------------------------------------------------------------------------
                                                   June 30, 2002                                  December 31, 2001
                                     --------------------------------------------    --------------------------------------------
                                     Amortized   Unrealized  Unrealized   Fair       Amortized  Unrealized  Unrealized    Fair
                                       cost        gain        loss       value         cost       gain        loss       value
                                      --------     ------     ------     --------     --------     ------     ------     --------
                                                                  (in thousands)
AVAILABLE FOR SALE:
Investment securities
  U.S. Treasury and
     Government agency
     Securities                       $ 44,386     $   36     $1,964     $ 42,458     $ 31,475     $    2     $1,640     $ 29,837
  Corporate debt securities             17,629         39      1,725       15,943       16,582         27      1,656       14,953
  FHLMC preferred Stock                 55,329      1,680          2       57,007       42,762      2,184         53       44,893
  FHLB stock                            20,009         --         --       20,009       19,359         --         --       19,359
  Equity securities                     11,483        297        198       11,582        5,845         31        433        5,443

Mortgage-backed securities
  FHLMC                                 19,291        208         --       19,499        5,194         13         10        5,197
  FNMA                                  42,296        817         --       43,113       45,466        124        144       45,446
  GNMA                                     108         14         --          122          120         12         --          132

Collateralized mortgage
obligations:
  FHLMC                                 30,905        267         13       31,159       44,879        566        193       45,252
  FNMA                                  21,607        375         --       21,982       33,632        582         70       34,144
  Other                                  1,560         28         --        1,588        2,938         18         --        2,956
                                      --------     ------     ------     --------     --------     ------     ------     --------
Total securities available
for Sale                              $264,603     $3,761     $3,902     $264,462     $248,252     $3,559     $4,199     $247,612
                                      ========     ======     ======     ========     ========     ======     ======     ========


HELD TO MATURITY:
Investment securities
  U.S. Treasury and
  Government agency
  Securities                          $ 14,392     $  367     $  127     $ 14,632     $ 14,388     $  342     $  226     $ 14,504
  Corporate debt securities                 --         --         --           --        1,000          1         --        1,001

Mortgage-backed securities
  FHLMC                                  1,451         38         31        1,458        1,661         27         36        1,652
  FNMA                                   1,473         85         35        1,523        1,680         80         51        1,709
  GNMA                                   1,800         37         64        1,773        2,245         57         65        2,237

Collateralized mortgage
obligations
  FHLMC                                  9,596         85        447        9,234       16,187        264        834       15,617
  FNMA                                   4,184         36        126        4,094        6,476         53        171        6,358
                                      --------     ------     ------     --------     --------     ------     ------     --------

Total securities held to maturity     $ 32,896     $  648     $  830     $ 32,714     $ 43,637     $  824     $1,383     $ 43,078
                                      ========     ======     ======     ========     ========     ======     ======     ========

Note 3 - Loans Receivable

   Loans receivable are summarized as follows:

                                                        June 30,            December 31,
                                                        --------            ------------
                                                          2002                  2001
                                                       ---------             ---------
                                                               (in thousands)
Commercial loan portfolio
     Commercial                                        $ 298,881             $ 283,848
     Commercial leases                                    81,055                77,838
Consumer loan portfolio
     Home equity                                          67,381                66,834
     Consumer                                              7,801                 8,614
Mortgage loan portfolio
     Secured by real estate                            $ 176,276             $ 206,467
     Construction                                          6,993                 4,605
                                                       ---------             ---------

       Total loans receivable                            638,387               648,206
       Less deferred loan origination costs                1,336                   933
       Allowance for credit losses                        (6,478)               (6,199)
                                                       ---------             ---------

       Total loans receivable, net                     $ 633,245             $ 642,940
                                                       =========             =========


Note 4 - Deposits

      Deposits are summarized as follows:


                                               June 30,          December 31,
                                               --------          ------------
Deposit type                                     2002                2001
------------                                   --------          ------------
                                                       (in thousands)
NOW                                            $ 38,254            $ 30,951

Money market                                    138,719             135,214

Savings accounts                                 54,039              45,534

Non-interest-bearing demand                      41,839              38,235
                                               --------            --------

   Total demand, transaction, money
      market and savings deposits               272,851             249,934

Certificates of deposits                        232,913             283,929
                                               --------            --------

   Total deposits                              $505,764            $533,863
                                               ========            ========

NOTE 5 - EARNINGS PER SHARE


                                            For Three-Months Ended June 30, 2002         For Six-Months Ended June 30, 2002
                                           --------------------------------------     ---------------------------------------
                                              Income        Shares      Per-Share       Income         Shares       Per-Share
                                           (Numerator)   (Denominator)    Amount      (Numerator)   (Denominator)    Amount
                                           -----------   -------------    ------      -----------   -------------    ------
BASIC EPS
Net Income available to common
Stockholders                                  $1,980         6,009         $0.33         $3,820         6,003         $0.64

EFFECT OF DILUTIVE SECURITIES
Dilutive Options                                  --           340          (.02)            --           264          (.03)
                                              ------         -----         -----         ------         -----         -----


DILUTED EPS
Net income available to common
Stockholders plus assumed conversions         $1,980         6,349         $0.31         $3,820         6,267         $0.61
                                              ======         =====         =====         ======         =====         =====


                                            For Three-Months Ended June 30, 2001         For Six-Months Ended June 30, 2001
                                           --------------------------------------     ---------------------------------------
                                              Income        Shares      Per-Share       Income         Shares       Per-Share
                                           (Numerator)   (Denominator)    Amount      (Numerator)   (Denominator)    Amount
                                           -----------   -------------    ------      -----------   -------------    ------
BASIC EPS
Net Income available to common
Stockholders                                  $1,491         5,854         $0.25         $2,878         5,850         $0.49

EFFECT OF DILUTIVE SECURITIES
Dilutive Options                                  --           114            --             --            77            --
                                              ------         -----         -----         ------         -----         -----


DILUTED EPS
Net income available to common
Stockholders plus assumed conversions         $1,491         5,968         $0.25         $2,878         5,927         $0.49
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

         The following table highlights income statement and balance sheet information for each of the segments at or for the three-month and six-month periods ending June 30, 2002 and 2001 (in thousands).


                           For the three-month period ended June 30, 2002          For the six-month period ended June 30, 2002
                       ----------------------------------------------------    ---------------------------------------------------
                         PATRIOT      PATRIOT     PATRIOT      CONSOLIDATED     PATRIOT      PATRIOT      PATRIOT     CONSOLIDATED
                          BANK       MORTGAGE     LEASING      PATRIOT BANK      BANK        MORTGAGE     LEASING     PATRIOT BANK
Net interest income    $  6,433      $   144      $   689      $    7,266      $ 12,387      $   279      $ 1,376      $   14,042
Other income              1,196          344          263           1,803         2,307          602          555           3,464
Total net income          1,644          196          144           1,980         3,229          290          301           3,820
Total assets            912,761       14,661       82,486       1,009,908       912,761       14,661       72,168       1,009,908
Total loans and
leases, gross           551,498       14,511       81,055         647,064       551,498       14,511       71,406         647,064


                           For the three-month period ended June 30, 2001          For the six-month period ended June 30, 2001
                       ----------------------------------------------------    ---------------------------------------------------
                         PATRIOT      PATRIOT     PATRIOT      CONSOLIDATED     PATRIOT      PATRIOT      PATRIOT     CONSOLIDATED
                          BANK       MORTGAGE     LEASING      PATRIOT BANK      BANK        MORTGAGE     LEASING     PATRIOT BANK
Net interest income     $  4,959      $   58      $   578      $    5,595      $ 10,046      $   116       $ 1,177      $   11,339
Other income               1,149         405          393           1,947         2,496          712           742           3,950
Total net income           1,273          28          190           1,491         2,510          (14)          382           2,878
Total assets             974,876       5,743       72,168       1,047,044       969,133        5,743        72,168       1,047,044
Total loans and
leases, gross            579,830       5,723       71,406         656,959       579,830        5,723        71,406         656,959

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

Note 8 - Accounting for Goodwill and Other Intangible Assets

      In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements, including requirements for periodic impairment evaluation. The provisions of the Statement are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of the Statement. The Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Patriot adopted Statement No. 142 in January 2002. The Company has completed its evaluation and, based on this evaluation of the Bank's operations there was no indication of transitional impairment losses as of the date of adoption.

      As of the date of adoption, the company had unamortized goodwill in the amount of $8.7 million, which will be subject to the transition provisions of SFAS No. 141 and No. 142. Amortization expenses related to goodwill was $0 and $181,000 for the three months ended June 30, 2002 and 2001, and $0 and $364,000 for the six months ended June 30, 2002 and 2001, respectively.

A summary of goodwill and other intangible assets at June 30, 2002 is as follows:


                                      Gross                                      Net
                                    Carrying               Accumulated         Carrying
                                      Amount              Amortization          Amount
                                      ------              ------------          ------
Goodwill (non-amortizing)            $   10,941              $  2,198         $   8,743

Amortization expense of other intangible assets for the six months ended June 30, 2002 is as follows (in thousands):


                                                              For the six
                                                              months ended
                                                             June 30, 2002
                                                             -------------
Other amortizing intangibles:
Core Deposit Intangible               $  4,606     $  1,487     $   3,119
                                      --------     --------     ---------
Total other amortizing
intangibles                           $  4,606     $  1,487     $   3,119
                                      ========     ========     =========


The estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

Estimated annual amortization expense (in thousands)

For the year ended December 31, 2002                       486
For the year ended December 31, 2003                       465
For the year ended December 31, 2004                       433
For the year ended December 31, 2005                       433
For the year ended December 31, 2006                       433


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

Note 11 - Reporting Gains and Losses from Extinguishment of Debt

In April 2002, the FASB issued Statement No. 145, "Reporting Gains and Losses from Extinguishment of Debt". This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications. It is effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years. Patriot doesn't expect the adoption of the Statement to have a significant impact on the Bank's earnings, financial condition, or equity.

Note 12 - Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Patriot doesn't expect the adoption of the Statement to have a significant impact on the Bank's earnings, financial condition, or equity.

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

      GENERAL. Patriot reported diluted earnings per share of $.31 and net income of $1,980,000 for the three-month period ended June 30, 2002 compared to diluted earnings per share of $.25 and net income of $1,491,000 for the three month period ended June 30, 2001. Diluted earnings per share for the six-month period ending June 30, 2002 was $.61 and net income of $3,820,000 compared with $.49 and net income of $2,878,000 for the six-month period ended June 30, 2001. Return on average equity was 12.82%, for the three-month period ended June 30, 2002 compared to 10.57%, for the three-month period ended June 30, 2001.

      NET INTEREST INCOME. Net interest income for the three-month and six-month periods ended June 30, 2002 was $7,266,000 and $14,042,000 compared to $5,595,000 and $11,339,000 for the same periods in 2001. The increase in net interest income is primarily due to the impact of decreases in market rates on Patriot's funding sources and Patriot's strategy to reduce investments, mortgage-backed securities and mortgage loans and the level of wholesale funding. The decreases in market rates on Patriot's funding sources outpaced the rates on assets and, as a result, expanded Patriot's net interest margin. Patriot's net interest margin (net interest income as a percentage of average interest-earning assets) for the three-month and six-month periods ended June 30, 2002 was 3.32% and 3.18% compared to 2.40% and 2.31% for the same period in 2001.

      Interest on loans and leases was $12,433,000 and $24,931,000 for the three-month and six-month periods ended June 30, 2002 compared to $13,694,000 and $27,725,000 for the same periods in 2001. The average balance of loans was $640,718,000 with an average yield of 7.80% for the six-month period ended June 30, 2002 compared to an average balance of $656,661,000 with an average yield of 8.45% for the same period in 2001. The decrease in average balance is primarily due to Patriot allowing mortgages to run-off, offset by aggressive marketing of commercial loans and leases. The decrease in average yield is primarily a result of a decrease in interest rates.

      Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $4,370,000 and $8,781,000 for the three-month and six-month periods ended June 30, 2002 compared to $5,388,000 and $11,665,000 for the same periods in 2001. The average balance of the investment portfolio was $292,286,000 with an average yield of 6.58% for the six-month period ended June 30, 2002 compared to an average balance of $356,087,000 with an average yield of 6.91% for the same period in 2001. The decrease in average balance is primarily due to Patriot allowing the investment portfolio to amortize down so it can be replaced with generally higher-yielding commercial loans and leases. The decrease in average yield is related to general decreases in market rates on adjustable rate securities.

      Interest on total deposits was $3,615,000 and $7,898,000 for the three-month and six-month periods ended June 30, 2002 compared to $7,424,000 and $16,182,000 for the same periods in 2001. The average balance of total deposits was $523,608,000 with an average cost of 3.02% for the six-month period ended June 30, 2002 compared to an average balance of $608,763,000 with an average cost of 5.36% for the same period in 2001. The decrease in average balance is primarily the result of an decrease in Patriot's jumbo certificates of deposit, offset by aggressive marketing of money market accounts, transaction-based deposit accounts and other certificates of deposit. The overall decrease in the average cost on deposits was primarily the result of a decrease in interest rates and emphasis placed on lower cost money market and transaction based deposit accounts.

      Interest on borrowings was $5,934,000 and $11,832,000 for the three-month and six-month periods ended June 30, 2002 compared to $6,168,000 and $12,286,000 for the same periods in 2001. The average balance of borrowings was $410,395,000 with an average cost of 5.74% for the six-month period ended June 30, 2002 compared to an average balance of $417,959,000 with a cost of 5.85% for the same period in 2001. The decrease in average balance was primarily due to borrowings being repaid by proceeds received on the run-off of the mortgage loan portfolio and growth in Patriot's branch deposits, offset by growth in Patriot's commercial loan and leases portfolios. The decrease in the yield on borrowings was the result of a decrease in interest rates.

      PROVISION FOR CREDIT LOSSES. The provision for credit losses was $1,000,000 and $1,675,000 for the three-month and six-month periods ended June 30, 2002 compared to $500,000 and $950,000 for the same period in 2001. The increased provision was the result of increased commercial loan and lease outstandings, higher charge-offs as well as some deterioration in asset quality. An allowance for credit losses is maintained at a level that represents management's best estimate of known and inherent losses in the loan and lease portfolio. Management's periodic evaluation of the allowance for credit losses is based upon evaluation of individual loans and leases, the overall risk characteristics of the various portfolio segments, regression analyses using past loss experience, current and projected financial status and creditworthiness of its borrowers, the adequacy of collateral, the level and nature of non-performing loans, current economic conditions, the results of the most recent regulatory examination and other relevant factors. This evaluation is inherently subjective. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses. Such agencies may require Patriot to recognize additions to the allowance for credit losses based on their judgments of information, which is available to them at the time of their examinations.


Patriot's total loans consist of four distinct portfolios. Each of which is monitored and analyzed seperately.

      The mortgage loan portfolio is seasoned as Patriot has been in the mortgage lending business for many years and has sold substantially all new mortgage originations in the past two years. The level of non-performing assets in the mortgage portfolio has increased during the past two years from $565,810 at June 30,2000 to $1,010,044 at June 30, 2002. Management believes this increase can be attributed to the current recessionary phase of the credit cycle and a relatively low reference point in previous year's balances. Patriot's mortgage loans are generally well collateralized and historically Patriot has experienced minimal losses on these loans. Because of Patriot's consistent history in mortgage lending and the long-term nature of this portfolio, Patriot predominately relies upon an internal regression analysis, which uses historical data to estimate losses that are inherent in the portfolio.

      The consumer loan portfolio consists of mostly home equity loans and home equity lines of credit. The consumer loan portfolio is also mature as Patriot has been in consumer lending business for many years. As with mortgage lending, Patriot predominantly uses an internal regression analysis, which uses historical data to estimate losses that are inherent in the portfolio.

      Patriot entered the commercial lending business in 1996 and has grown the portfolio into a substantial portion of total loans. Patriot uses historical data to prepare regression models to monitor trends of charge-offs and recoveries and establish appropriate allowance levels. Patriot also closely monitors local economic and business trends relative to its commercial lending portfolio to estimate the effect those trends may have on potential losses. Patriot's commercial loan portfolio contains some loans that are substantially larger than the loans within other portfolios. The potential loss associated with an individual loan could have a significant impact on the allowance and charge-off levels at Patriot. Therefore, Patriot closely monitors these loans and will specifically reserve for individual loans which exhibit weakness.

      Patriot entered the commercial leasing business in 1998 principally through the acquisition of Keystone Leasing. Patriot's leasing portfolio has a short, approximately 3 to 4 year life. Patriot performs an internal regression analysis on this portfolio using historical data (including Keystone Leasing data). Patriot also closely monitors regional and national economic business trends relative to its commercial leasing portfolio to estimate the effects those trends may have on potential losses.

      Patriot's levels of delinquencies and non-performing assets have increased somewhat but compare favorably with industry averages. At June 30, 2002 Patriot's non-performing assets were .58% of total assets compared to .39% at the end of the same period in 2001. Additionally, Patriot had $8,278,000 in loans and leases, which were 30 days or more delinquent representing 1.28% of Patriot's total loan and lease portfolios compared to $7,172,175 and 1.09%, respectively, at the end of the same period in 2001.



      NON-INTEREST INCOME. Total non-interest income was $1,803,000 and $3,464,000 for the three-month and six-month periods ended June 30, 2002 compared to $1,947,000 and $3,950,000 for the same periods in 2001. The decrease in non-interest income was primarily due to $134,000 in gains recognized on the sale of investment securities available for sale during 2002 versus $503,000 in gains recognized on the sale of investment securities available for sale during 2001. Non-interest income also includes recurring non-interest income such as loan and deposit fees, mortgage banking gains, ATM fees, and income from bank owned life insurance, that are consistent with the prior period.

      NON-INTEREST EXPENSE. Total non-interest expense was $5,487,000 and $10,820,000 for the three-month and six-month periods ended June 30, 2002 compared to $4,955,000 and $10,064,000 for the same periods in 2001. The increase in non-interest expense was primarily due to higher compensation costs due to increases in staffing associated with branch deposit growth and commercial lending offset by the elimination of $364,000 of goodwill amortization.

      INCOME TAX PROVISION. The income tax provision was $602,000 and $1,191,000 for the three-month and six-month periods ended June 30, 2002 compared to $596,000 and $1,193,000 for the same periods in 2001. The effective tax rate was 23.32% and 23.77% for the three-month and six-month periods ended June 30, 2002 compared to 28.56% and 27.91% for the same periods in 2001. The decrease in the effective tax rate was primarily due to the elimination of non-deductible goodwill amortization expense in 2002. Additionally, Patriot purchased certain tax beneficial securities during the fourth quarter of 2001.


      FINANCIAL CONDITION

      LOAN AND LEASE PORTFOLIO. Patriot's primary portfolio loan products are commercial loans, small ticket commercial leases, fixed-rate and adjustable-rate mortgage loans and home equity loans and lines of credit. Patriot also offers residential construction loans and other consumer loans. At June 30, 2002 Patriot's total loan portfolio was $633,245,000, compared to a total loan portfolio of $642,940,000 at December 31, 2001. The decrease in the loan portfolio is primarily the result of Patriot allowing mortgages to run-off, offset by an emphasis placed on increasing commercial lending and leasing relationships.

      CASH AND CASH EQUIVALENTS. Cash and cash equivalents at June 30, 2002 were $22,949,000 compared to $21,466,000 at December 31, 2001. The increase in cash balances is associated with timing differences in borrowing activity and investment prepayments.

      INVESTMENT AND MORTGAGE-BACKED SECURITIES. Investment securities consist primarily of U.S. agency securities, mortgage-backed securities which are generally insured or guaranteed by either FHLMC, FNMA or the GNMA and collateralized mortgage obligations. Total investment and mortgage-backed securities at June 30, 2002 were $297,358,000 compared to $291,249,000 at December 31, 2001. The increase in investment and mortgage-backed securities was primarily due to the purchase of $64,273,000 of available for sale securities offset by $59,353,000 of normal investment amortization, sales and maturities.


      OTHER ASSETS. Other assets at June 30, 2002 were $8,237,000 compared to $7,313,000 at December 31, 2001. The increase in other assets was primarily attributable to a new insurance program for Patriot's equipment leasing customers.

      DEPOSITS. Deposits are primarily attracted from within Patriot's market area through the offering of various deposit instruments, including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Patriot also attracts jumbo certificates of deposit. Total deposits at June 30, 2002 were $505,764,000 compared to $533,863,000 at December 31, 2001. Of that decrease, $24,109,000 was related to brokered deposits and $26,907,000 was related to retail certificates of deposit, offset by a $22,917,000 increase of core deposits. The reduction in brokered deposits was part of Patriot's strategy to deleverage the balance sheet and reduce the dependence on wholesale funding.

      BORROWINGS. Patriot utilizes borrowings as a source of funds for its asset growth and its asset/liability management. Patriot is eligible to obtain advances from the FHLB upon the security of the FHLB common stock it owns and certain of its residential mortgages and mortgage-backed securities, provided certain standards related to creditworthiness have been met. Patriot may also utilize repurchase agreements to meet its liquidity needs. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. Total borrowings at June 30, 2002 were $429,266,000 compared to $405,179,000 at December 31, 2001. The increase is primarily associated with higher yielding deposits being replaced by lower yielding borrowings.


      OTHER LIABILTIIES. Other Liabilities at June 30, 2002 were $6,402,000 compared to $5,993,000 at December 31, 2001. The increase in balance is primarily the result of the accrual of Patriot's corporate income taxes as a result from Patriot's net operating income offset by timing differences in payable accounts.

      STOCKHOLDERS' EQUITY. Total stockholders' equity was $64,577,000 at June 30, 2002 compared to $61,706,000 at December 31, 2001. The increase in balance is due to earnings offset by dividends paid to shareholders' and increases in accumulated other comprehensive income.

                          CRITICAL ACCOUNTING POLICIES


ALLOWANCE FOR LOSSES ON LOANS

The allowance for losses on loans is based on management's ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the loan portfolio, delinquency statistics, results of loan review and related classifications, and historic loss rates. In addition, certain individual loans which management has identified as problematic are specifically provided for, based upon an evaluation of the borrower's perceived ability to pay, the estimated adequacy of the underlying collateral and other relevant factors. Consideration is also given to examinations performed by regulatory agencies. Although provisions have been established and segmented by type of loan, based upon management's assessment of their differing inherent loss characteristics, the entire allowance for losses on loans is available to absorb further loan losses in any category.

Management uses significant estimates to determine the allowance for loan losses. Since the allowance for loan losses is dependent, to a great extent, on conditions that may be beyond Patriot's control, it is at least reasonably possible that management's estimate of the allowance for loan losses and actual results could differ in the near term.

In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses. They may require additions to the allowance based upon their judgements about information available to them at the time of examination.


INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgement of management, it is more likely than not that such deferred tax assets will not become available. Based on management's evaluation of the likelihood of realization, no valuation allowance has been established. Because the judgement about the level of future taxable income is dependent to a great extent on matters that may, at least in part be beyond Patriot's control, it is at least reasonably possible that management's judgement about the need for a valuation allowance for deferred taxes could change in the near term.


REAL ESTATE OWNED (REO) AND OTHER REPOSSESSED PROPERTY

      Real estate owned is defined to include real estate Patriot acquires through foreclosure. REO is recorded on Patriot's books at the lower of Patriot's carrying value in the loan or the fair value of the property as of the date of transfer to REO. Any excess of the recorded investment in the loan over the fair market value is charged against Patriot's loan loss reserve.

      Other repossessed property consists of mostly leased equipment returned to Patriot at the end of the lease. The off-lease equipment is recorded on Patriot's books at the lower of Patriot's carrying value in the lease or the fair value of the equipment as of the date of transfer to other repossessed property. Any excess of the recorded investment in the lease over the fair market value is taken as a loss on Patriot's books. Additionally, valuation of REO and other repossessed property is dependent to a great extent on current economic, market and geographic conditions, and that may, at least in part be beyond Patriot's control. It is at least reasonably possible that management's estimates included in the valuation of REO and other repossessed property could change in the near term. Patriot's current judgement is that the valuation of REO and other repossessed property remains appropriate at June 30, 2002.

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

      During the three-month and six-month period ended June 30, 2002, significant liquidity was provided by the maturity and principal repayment on investment and mortgage-backed securities. These funds were invested in new securities. Additional liquidity was provided by new borrowings which were used to cover a reduction in deposits.

      At June 30, 2002, Patriot had outstanding loan commitments of $70,159,000. Patriot anticipates that it will have sufficient funds available to meet its loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from June 30, 2002 totaled $126,043,000. Based upon historical experience, Patriot expects that substantially all of the maturing certificates of deposit will be retained at maturity.

CAPITAL RESOURCES. FDIC regulations currently require companies to maintain a minimum leverage capital ratio of not less than 3% of tier 1 capital to total adjusted assets, a tier 1 capital ratio of not less than 4% of risk-adjusted assets, and a minimum risk-based total capital ratio (based upon credit risk) of not less than 8%. The FDIC requires a minimum leverage capital requirement of 3% for institutions rated composite 1 under the CAMEL rating system. For all other institutions, the minimum leverage capital requirement is 3% plus at least an additional 1% to 2% (100 to 200 basis points). A bank is considered "well capitalized" if it maintains a minimum leverage capital ratio of not less than 5% of tier 1 capital to total adjusted assets, a tier 1 capital ratio of not less than 6% of risk adjusted assets, and a minimum risk-based total capital ratio (based upon credit risk) of not less than 10%. At June 30, 2002, Patriot Bank's and Patriot Bank Corp.'s capital ratios exceeded all requirements to be considered well capitalized. The following table sets forth the capital ratios of Patriot Bank Corp., Patriot Bank and the current regulatory requirements at June 30, 2002:


                                                                                 To Be                    To Be
                                                       Actual            Adequacy Capitalized        Well Capitalized
                                                       ------            --------------------        ----------------
                                              Amount           Ratio      Amount         Ratio     Amount        Ratio
                                              ------           -----      ------         -----     ------        -----

                                                                          As of  June 30, 2002

Total  capital (to risk weighted assets)


 Patriot Bank Corp.                            $82,421         12.76%      $51,679        8%      $64,599           10%

 Patriot Bank                                   75,802         11.76%       51,578        8%       64,472           10%



 Tier I capital (to risk-weighted assets)



 Patriot Bank Corp.                             73,942         11.45%       25,840        4%       38,760            6%

 Patriot Bank                                   68,569         10.64%       25,789        4%       38,683            6%



  Tier I capital (to average assets)



 Patriot Bank Corp.                             73,942          7.45%       39,677        4%       49,596            5%

 Patriot Bank                                   68,569          6.91%       39,677        4%       49,596            5%

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

      Through the use of income simulation modeling the company has calculated an estimate of net interest income for the year ending June 30, 2003, based upon the assets, liabilities and off-balance sheet financial instruments in existence at June 30, 2002. Patriot has also estimated changes to that estimated net interest income based upon interest rates rising or falling in monthly increments ("rate ramps"). Rate ramps assume that all interest rates increase or decrease in monthly increments evenly throughout the period modeled. The following table reflects the estimated percentage change in estimated net interest income for the year ending June 30, 2003 resulting from changes in interest rates.


                               Rate ramp to interest rates                 % change
                               ---------------------------                 --------
                                       +2%                                      .26%
                                       -2%                                   (2.48%)

      Economic value of equity (EVE) estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. As part of this evaluation the company has contracted with an independent consultant to perform an extensive core deposit analysis to appropriately estimate the discounted present value of the retail deposit franchise. Upward and downward rate shocks are used to measure volatility in relation to such interest rate movements in relation to an unchanged environment. This method of measurement primarily evaluates the longer term repricing risks and options in the Company's balance sheet. The Company has established policy limits for upward and downward rate shocks of 20% of economic value of equity at risk for every 100 basis points of interest rate shock. Additionally the Company has a policy limit that the ratio of EVE adjusted equity to EVE adjusted assets will be maintained above a 5% ratio. The following table reflects the estimated economic value of equity at risk and the ratio of EVE adjusted equity to EVE adjusted assets at June 30, 2002, resulting from shocks to interest rates.

                                      Percent change       EVE Equity/
                         Rate shock      from base        EVE Assets
                         ----------      ---------        ----------
                            +2%           -14.68%            11.27%
                            +1%            -6.31%            12.05%
                          Base                               12.52%
                            -1%            -4.95%            11.72%
                            -2%           -15.24%            10.31%


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

      The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2002, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Loan amounts reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans and as a result of contractual rate adjustments on adjustable-rate loans. Estimated prepayment rates were applied to mortgage loans and mortgage-backed securities based upon industry expectations. Core deposit decay rates have been estimated based upon a historical analysis of core deposit trends. With the exceptions noted above, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth the gap and cumulative gap as a percentage of total assets at June 30, 2002:

                                       0-90     91-180       181-365
                                       Days      Days          Days
                                       ----      ----          ----
GAP to Total Assets                    8.98%    -4.57%        6.61%
Cumulative GAP to Total Assets         8.98%     4.41%       11.02%


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



         Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



      The company held its Annual Meeting of Shareholders on April 23, 2002. At the said meeting 6,317,582 shares of Common Stock were entitled to vote, of which 5,633,946 shares were present in person or by proxy. The following matters were voted upon at the Annual Meeting and the number of affirmative votes, negative votes and abstentions with respect to the matters are as follows:



      1. At the Annual Meeting, two directors were elected for three-year terms. The nominees were Richard Elko and James A. Bentley, Jr.



                             For            %        Withheld         %
Richard Elko              5,472,093       97.10       161,853       2.90
James A. Bentley, Jr      5,474,943       97.20       159,003       2.80



      The names of each of the directors whose term of office continued after the Annual Meeting and their respective term expirations are as follows:

         Russell J. Kunkel    2003

         Thomas D. Paulus     2003

         James B. Elliott     2004

         Larry V. Thren       2004

      2. The ratification of the appointment of KPMG LLP as independent auditors of Patriot Bank Corp. for fiscal year ending December 31, 2002.



           For              %        Against         %          Abstain       %
        5,550,266         98.50%      57,345        1.5%            0        0.0%


      3. The approval of the Patriot Bank Corp. 2002 Stock Option Plan.


           For               %       Against         %          Abstain       %
        4,898,821          87.7%     694,086       12.3%            0       0.00%

         Item 5   OTHER INFORMATION



                        Not applicable.



         Item 6   EXHIBITS AND REPORTS ON FORM 8-K.



                        (a) The Following exhibits are filed as part of this
                            report.


                        -- Exhibit 99.1 Certification of Chief Executive Office -- Exhibit 99.2 Certification of Chief Financial Officer


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




                                                    PATRIOT BANK CORP.
                                           ------------------------------------
                                                      (Registrant)



Date   August 9, 2002                            /s/ RICHARD A. ELKO
      -------------------                  ------------------------------------
                                                    Richard A. Elko
                                          President and Chief Executive Officer


Date   August 9, 2002                              /s/ JAMES G. BLUME
      -------------------                  ------------------------------------
                                                    James G. Blume
                                               Senior Vice President and
                                                Chief Financial Officer