Form 10-Q
period 2002-09-30
PATRIOT BANK CORP
filed 2002-11-13
CIK 1000235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,185,274 shares of common stock were outstanding as of November 13, 2002.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                         Page
PART I  FINANCIAL INFORMATION

        Item 1  FINANCIAL STATEMENTS (Unaudited)

                Consolidated Balance Sheets at September 30, 2002
                and December 31, 2001

                Consolidated Statements of Income for the Three-Month and Nine-Month
                Periods ended September 30, 2002 and 2001

                Consolidated Statements of Stockholders' Equity for the
                Periods ended September 30, 2002 and December 31, 2001

                Consolidated Statements of Cash Flows for the Nine-Month
                Periods ended September 30, 2002 and 2001

                Consolidated Statements of Comprehensive Income for the Three-Month
                and Nine-Month Periods ended September 30, 2002 and 2001

                Notes to Consolidated Financial Statements

        Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION

        Item 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Item 4  CONTROLS AND PROCEDURES

PART II OTHER INFORMATION

         Items 1 through 6

SIGNATURES

CERTIFICATIONS

                       Patriot Bank Corp. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)

                                                                                   September 30,  December 31,
                                                                                   ---------------------------
                                                                                       2002           2001
                                                                                   -------------  ------------
                                                                                    (unaudited)
ASSETS
Cash and due from banks                                                              $  16,972    $    14,218
Interest-earning deposits in other financial institutions                                8,665          7,248
                                                                                     ---------    -----------
   Total cash and cash equivalents                                                      25,637         21,466
Investment and mortgage-backed securities available for sale                           279,453        247,612
Investment and mortgage-backed securities held to maturity
     (market value of $0 and $43,078 at September 30, 2002
     and December 31, 2001, respectively)                                                   --         43,637
Loans held for sale                                                                      5,999          6,652
Loans and leases receivable, net of allowance for credit loss of
    $6,628 and $6,199 at September 30, 2002 and December 31, 2001,
    respectively                                                                       629,691        642,940
Premises and equipment, net                                                              6,622          6,758
Accrued interest receivable                                                              3,682          3,988
Real estate and other property owned                                                       619            349
Cash surrender value of life insurance                                                  17,988         17,305
Goodwill                                                                                 8,765          8,688
Amortizing intangible assets                                                             3,387          3,943
Other assets                                                                             5,136          6,732
                                                                                     ---------    -----------
    Total assets                                                                     $ 986,979    $ 1,010,070
                                                                                     =========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                             $ 533,166    $   533,863
FHLB advances                                                                          347,174        387,179
Repurchase agreements                                                                   10,236             --
Trust preferred debt securities                                                         20,500         18,000
Advances from borrowers for taxes and insurance                                          1,639          3,329
Other liabilities                                                                        7,601          5,993
                                                                                     ---------    -----------
      Total liabilities                                                                920,316        948,364
                                                                                     ---------    -----------
Preferred stock, $.01 par value, 5,000,000 shares authorized, none
      issued at September 30, 2002 and December 31, 2001, respectively                      --             --
Common stock, no par value, 20,000,000 shares authorized, 6,560,436 and
      6,555,436 issued at September 30, 2002 and December 31, 2001, respectively            --             --
Additional Paid in capital                                                              57,393         57,867
Common stock acquired by ESOP, 314,944 and 334,225  shares at amortized cost at
     September 30, 2002 and December 31, 2001, respectively                             (1,683)        (1,819)
Common stock acquired by MRP, 9,193 and 5,650 shares at amortized
     cost at September 30, 2002 and December 31, 2001, respectively                       (109)           (68)
Retained earnings                                                                       12,528          8,598
Treasury stock, 377,248 and 235,833 at cost at September 30, 2002
     and December 31, 2001, respectively                                                (5,056)        (3,051)
Accumulated other comprehensive income                                                   3,590            179
                                                                                     ---------    -----------
     Total stockholders' equity                                                         66,663         61,706
                                                                                     ---------    -----------
     Total liabilities and stockholders' equity                                      $ 986,979    $ 1,010,070
                                                                                     =========    ===========

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except for share data)

                                                                 Three-Month Period Ended    Nine-Month Period Ended

                                                                                    September 30,
                                                                     -------------------------------------------
                                                                     2002        2001           2002        2001
                                                                     ----        ----           ----        ----
                                                                                      (unaudited)
INTEREST INCOME
    Interest-earning deposits                                       $      7    $     71       $     67    $    489
    Investment and mortgage-backed securities                          4,295       4,931         13,076      16,595
    Loans and leases                                                  12,281      13,505         37,212      41,230
                                                                    --------    --------       --------    --------
        Total interest income                                         16,583      18,507         50,355      58,314
                                                                    --------    --------       --------    --------
INTEREST EXPENSE
    Deposits                                                           3,341       6,330         11,239      22,512
    Short-term borrowings                                                953         808          3,208       1,531
    Long-term borrowings                                               4,668       5,382         14,245      16,947
                                                                    --------    --------       --------    --------
         Total interest expense                                        8,962      12,520         28,692      40,990
                                                                    --------    --------       --------    --------
    Net interest income before provision for
               credit losses                                           7,621       5,987         21,663      17,324
    Provision for credit losses                                       (1,200)       (500)        (2,875)     (1,450)
                                                                    --------    --------       --------    --------
    Net interest income after provision for
               credit losses                                           6,421       5,487         18,788      15,874
                                                                    --------    --------       --------    --------
NON-INTEREST INCOME
    Service fees, charges and other operating income                   1,378       1,502          3,943       4,139
    Gain (loss) on sale of real estate acquired through
            foreclosure                                                   (1)          2            (33)        (14)
    Gain on sale of investment and mortgage-backed
            securities available for sale                                183          --            317         503
    Mortgage banking gains                                               425         487          1,222       1,313
                                                                    --------    --------       --------    --------
            Total non-interest income                                  1,985       1,991          5,449       5,941
                                                                    --------    --------       --------    --------
NON-INTEREST EXPENSE
     Salaries and employee benefits                                    3,246       2,480          9,208       7,102
     Office occupancy and equipment                                      994       1,107          2,991       3,412
     Professional services                                               412         260            877         615
     Marketing & advertising                                             226         275            558         608
     Deposit processing                                                  281         284            815         816
     Goodwill amortization                                                --         183             --         547
     Core deposit intangible amortization                                121         121            363         364
     Office supplies & postage                                           178         159            537         449
     Other operating expense                                             443         402          1,372       1,421
                                                                    --------    --------       --------    --------
            Total non-interest expense                                 5,901       5,271         16,721      15,334
                                                                    --------    --------       --------    --------
Income before taxes and cumulative effect of
      change in accounting principle                                   2,505       2,207          7,516       6,481
Income taxes                                                             493         629          1,684       1,822
                                                                    --------    --------       --------    --------
Income before cumulative effect of change
      in accounting principle                                          2,012       1,578          5,832       4,659
Cumulative effect of change in accounting principle, net of
      ($105,000) in income tax                                            --          --             --        (204)
                                                                    --------    --------       --------    --------
            Net income                                              $  2,012    $  1,578       $  5,832    $  4,455
                                                                    ========    ========       ========    ========

Basic Earnings Per Share:
Income before cumulative effect of change in accounting principle   $   0.34    $   0.27       $   0.97    $   0.79
Cumulative effective of change in accounting principle                    --          --             --        (.03)
                                                                    --------    --------       --------    --------
Net Income                                                          $   0.34    $   0.27       $   0.97    $   0.76
                                                                    ========    ========       ========    ========

Dilutive Earnings Per Share:
Income before cumulative effect of change in accounting principle   $   0.32    $   0.26       $   0.93    $   0.78
Cumulative effective of change in accounting principle                    --          --             --        (.03)
                                                                    --------    --------       --------    --------
Net Income                                                          $   0.32    $   0.26       $   0.93    $   0.75
                                                                    ========    ========       ========    ========


Dividends Per Share                                                 $  .1025    $  .0900       $  .2950    $  .2775
                                                                    ========    ========       ========    ========

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (in thousands, unaudited)

                                                                                                           Accumulated
                                                     Additional                                              Other
                                          Number of   Paid-in                        Retained   Treasury  Comprehensive
                                           Shares     Capital       ESOP      MRP    Earnings     Stock   Income (Loss)     Total
                                           ------     -------       ----      ---    --------     -----   -------------     -----
BALANCE AT JANUARY 1, 2001                  5,784    $ 58,174    $(1,999)   $(241)   $  4,833    $(4,043)   $(4,924)       $ 51,800
Release and amortization
    of MRP                                     52          42         --      173          --         --         --             215
Release of ESOP shares                         26          58        180       --          --         --         --             238
Sale of stock associated with
    Employee Stock Purchase Plan                7          --         --       --          --         59         --              59
Change in unrealized gains
    on securities available
    for sale, net of taxes                     --          --         --       --          --         --      5,103           5,103
Exercise of stock options                     111        (407)        --       --          --        933        526
Net income                                     --          --         --       --       6,099         --         --           6,099
Cash dividends paid                            --          --         --       --      (2,334)        --         --          (2,334)
                                           ------    --------    -------    -----    --------    -------    -------        --------
BALANCE AT DECEMBER 31, 2001                5,980    $ 57,867    $(1,819)   $ (68)   $  8,598    $(3,051)   $   179        $ 61,706
                                           ------    --------    -------    -----    --------    -------    -------        --------
Common stock issued                             5          70         --       --          --         --         --              70
Common stock acquired by MRP                   (5)         --         --      (70)         --         --         --             (70)
Release and amortization of MRP                 1          --         --       29          --         --         --              29
Purchase of Treasury Stock                   (199)         --         --       --          --     (2,777)        --          (2,777)
Release of ESOP shares                         19         123        136       --          --         --         --             259
Sale of stock associated with
 Employee Stock Purchase Plan                   7          --         --       --          --         91         --              91
Change in unrealized gains
    on securities available
    for sale, net of taxes                     --          --         --       --          --         --      3,411           3,411
Exercise of stock options                      51        (667)        --       --          --        680         --              13
Stock awards                                   --          --         --       --          --          1         --               1
Net income                                     --          --         --       --       5,832         --         --           5,832
Cash dividends paid                            --          --         --       --      (1,902)        --         --          (1,902)
                                           ------    --------    -------    -----    --------    -------    -------        --------
BALANCE AT SEPTEMBER 30, 2002               5,859    $ 57,393    $(1,683)   $(109)   $ 12,528    $(5,056)   $ 3,590        $ 66,663
                                           ------    --------    -------    -----    --------    -------    -------        --------

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                                      Nine-Month Period Ended
                                                                                      -----------------------
                                                                                           September 30,
                                                                                           -------------
                                                                                         2002         2001
                                                                                       --------    ---------
OPERATING ACTIVITIES
Net Income                                                                             $  5,832    $   4,455
Adjustments to reconcile net income to net cash provided by operating activities
          Amortization and accretion of
             Deferred loan origination fees                                                (594)         (45)
             Premiums and discounts                                                        (595)      (1,483)
             MRP shares                                                                      30          166
             Goodwill                                                                        --          547
             Amortizing intangibles                                                         556          364
          Provision for credit losses                                                     2,875        1,450
          Release of ESOP shares                                                            259          170
          Gain on sale of securities available for sale                                    (317)        (194)
          Losses on real estate owned and other repossessed assets                          191           53
          Depreciation of premises and equipment                                            958        1,191
          Loss on disposition of equipment                                                   57           --
          Mortgage loans originated for sale                                            (58,520)     (53,947)
          Mortgage loans sold                                                            59,173       60,400
          Increase in deferred income taxes                                                (940)      (2,377)
          Increase in cash surrender value of life insurance                               (683)        (587)
          Decrease in accrued interest receivable                                           306          936
          Decrease (increase) in other assets                                              (133)         288
          Increase in other liabilities                                                   1,531        4,819
                                                                                       --------    ---------
               Net cash provided by operating activities                                  9,986       16,206
                                                                                       --------    ---------
INVESTING ACTIVITIES
        Loan originations and principal payments on loans, net                            9,612       (1,590)
        Proceeds from the sale of securities - available for sale                        25,328       49,830
        Proceeds from the maturity of securities - available for sale                    76,864       39,357
        Proceeds from the maturity of securities - held to maturity                      11,638       27,178
        Purchase of securities - available for sale                                     (95,039)     (29,149)
        Proceeds from sale of real estate owned                                             892        1,341
        Purchase of premises and equipment                                                 (914)        (333)
        Proceeds from sale of premises and equipment                                         35           16
                                                                                       --------    ---------
               Net cash provided by investing activities                                 28,416       86,650
                                                                                       --------    ---------
FINANCING ACTIVITIES
        Net decrease in deposits                                                           (697)    (115,310)
        Repayment of short term borrowings                                               (4,764)     (22,651)
        Funding of trust preferred securities                                             2,500           --
        Proceeds from long term borrowings                                                   --       30,343
        Repayment of long term borrowings                                               (25,005)          --
        Decrease in advances from borrowers for  taxes and insurance                     (1,690)      (1,352)
        Cash paid for dividends                                                          (1,902)      (1,879)
        Purchase of treasury stock                                                       (2,777)          --
        Proceeds from the sale of stock associated with Employee Stock Purchase Plan         91           36
        Proceeds from the exercise of stock options                                          13          525
                                                                                       --------    ---------
               Net cash used in financing activities                                    (34,231)    (110,288)
                                                                                       --------    ---------

Net increase (decrease) in cash and cash equivalents                                      4,171       (7,432)

Cash and cash equivalents at beginning of year                                           21,466       27,076
                                                                                       --------    ---------

Cash and cash equivalents at the end of the period                                     $ 25,637    $  19,644
                                                                                       ========    =========

Supplemental Disclosures
        Cash paid for interest on deposits                                             $ 11,173    $  22,275
                                                                                       ========    =========
        Cash paid for income taxes                                                     $  1,475    $   1,194
                                                                                       ========    =========
        Transfers from loans and leases to real estate owned                           $  1,353    $   1,533
                                                                                       ========    =========
        Transfer securities from held to maturity to available for sale                $ 31,537    $ 220,471
                                                                                       ========    =========

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (in thousands, unaudited)

                                                              Three-Month Period Ended   Nine-Month Period Ended
                                                              ------------------------   -----------------------
                                                                                 September 30,
                                                              --------------------------------------------------
                                                                   2002       2001        2002        2001
                                                                   ----       ----        ----        ----
Net income                                                        $ 2,012    $1,578      $ 5,832    $  4,455
Other comprehensive income, net of tax

   Unrealized gains on securities
      Unrealized gains associated with change in accounting
               principle                                               --        --           --       3,000
      Unrealized holding gains arising during the period            3,486     3,704        3,620       4,007
      Less: Reclassification adjustment for gains included
               in net income                                         (121)       --         (209)       (128)
                                                                  -------    ------      -------    --------

Comprehensive income                                              $ 5,377    $5,282      $ 9,243    $ 11,334
                                                                  =======    ======      =======    ========

The accompanying notes are an integral part of these statements.

PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2002

Note 1 - General

      The accompanying financial statements of Patriot Bank Corp. and Subsidiaries ("Patriot") include the accounts of the parent company, Patriot Bank Corp. and its wholly-owned subsidiaries, Patriot Bank and Patriot Investment Company. All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the three-month and nine-month period ended September 30, 2002 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2001.

PATRIOT BANK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2002

Note 2 - Investment And Mortgage-Backed Securities

      The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows:

                                                    September 30, 2002                            December 31, 2001
                                       -------------------------------------------    --------------------------------------------
                                       Amortized   Unrealized  Unrealized    Fair     Amortized   Unrealized  Unrealized     Fair
                                          cost        gain        loss       value      cost         gain        loss        value
                                       ---------   ----------  ----------    -----    ---------   ----------  ----------     -----
                                                                              (in thousands)
AVAILABLE FOR SALE:
Investment securities
    U.S.  treasury and
       government agency
       Securities                      $ 62,753    $    883    $    589    $ 63,047    $ 31,475    $      2    $  1,640    $ 29,837
    Corporate debt securities            19,832           2       1,999      17,835      16,582          27       1,656      14,953
    FHLMC preferred stock                67,595       4,144          --      71,739      42,762       2,184          53      44,893
    FHLB stock                           19,058          --          --      19,058      19,359          --          --      19,359
    Equity securities                     9,595         960         259      10,296       5,845          31         433       5,443

Mortgage-backed securities
    FHLMC                                31,645         765          --      32,410       5,194          13          10       5,197
    FNMA                                 36,390       1,248          10      37,628      45,466         124         144      45,446
    GNMA                                    100          14          --         114         120          12          --         132

Collateralized mortgage obligations:
    FHLMC                                12,872         114          --      12,986      44,879         566         193      45,252
    FNMA                                 13,058         162          --      13,220      33,632         582          70      34,144
    Other                                 1,115           5          --       1,120       2,938          18          --       2,956
                                       --------    --------    --------    --------    --------    --------    --------    --------
Total securities available for
     sale                              $274,013    $  8,297    $  2,857    $279,453    $248,252    $  3,559    $  4,199    $247,612
                                       ========    ========    ========    ========    ========    ========    ========    ========

HELD TO MATURITY:
Investment securities
   U.S. Treasury and
     government agency
     securities                        $     --    $     --    $     --    $     --    $ 14,388    $    342    $    226    $ 14,504
     Corporate debt securities               --          --          --          --       1,000           1          --       1,001

Mortgage-backed securities
     FHLMC                                   --          --          --          --       1,661          27          36       1,652
     FNMA                                    --          --          --          --       1,680          80          51       1,709
     GNMA                                    --          --          --          --       2,245          57          65       2,237

Collateralized mortgage
   Obligations
    FHLMC                                    --          --          --          --      16,187         264         834      15,617
    FNMA                                     --          --          --          --       6,476          53         171       6,358
                                       --------    --------    --------    --------    --------    --------    --------    --------

Total securities held to maturity      $     --    $     --    $     --    $     --    $ 43,637    $    824    $  1,383    $ 43,078
                                       ========    ========    ========    ========    ========    ========    ========    ========

Pursuant to an interest rate risk strategy to reduce the asset sensitivity of the bank, certain adjustable rate held to maturity securities were sold. Consequently, the remaining held to maturity portfolio of $31,537,000 has been reclassified to available for sale.

Note 3 - Loans Receivable

      Loans receivable are summarized as follows:

                                                        September 30,    December 31,
                                                        -----------------------------
                                                            2002             2001
                                                        -------------    ------------
                                                               (in thousands)
Comercial portfolio:
      Commercial loans                                   $ 306,820        $ 283,848
      Commercial leases                                     79,670           77,838
Consumer portfolio:
      Home equity loans                                     69,503           66,834
      Other consumer loans                                   7,769            8,614
Mortgage portfolio:
      Secured by real estate loans                       $ 160,172        $ 206,467
      Construction loans                                    10,856            4,605
                                                         ---------        ---------

         Total loans and leases receivable, gross          634,790          648,206
         Less deferred loan origination costs                1,529              933
         Allowance for credit losses                        (6,628)          (6,199)
                                                         ---------        ---------

         Total loans and leases receivable, net          $ 629,691        $ 642,940
                                                         =========        =========

Note 4 - Deposits

      Deposits are summarized as follows:

                                                   September 30,    December 31,
                                                   -----------------------------
Deposit type                                           2002             2001
                                                   -------------    ------------
                                                          (in thousands)
NOW                                                 $  42,308        $  30,951

Money market                                          141,102          135,214

Savings accounts                                       67,456           45,534

Non-interest-bearing demand                            39,070           38,235
                                                    ---------        ---------

   Total demand, transaction, money
       market and savings deposits                    289,936          249,934

Certificates of deposits                              243,230          283,929
                                                    ---------        ---------

   Total deposits                                   $ 533,166        $ 533,863
                                                    =========        =========

NOTE 5 - Earnings per share

                                         For Three-Months Ended September 30, 2002         For Nine-Months Ended September 30, 2002
                                         -----------------------------------------         ----------------------------------------
                                             Income         Shares      Per-Share             Income         Shares      Per-Share
                                          (Numerator)   (Denominator)     Amount            (Numerator)   (Denominator)    Amount
                                          -----------   -------------   ---------           -----------   -------------  ---------
BASIC EPS
Net Income available to common
Stockholders                              $2,012          5,954           $0.34             $5,832          5,987         $0.97

EFFECT OF DILUTIVE SECURITIES
Dilutive Options                              --            325            (.02)                --            284          (.04)
                                          ------          -----           -----             ------          -----         -----

DILUTED EPS
Net income available to common
Stockholders plus assumed conversions     $2,012          6,279           $0.32             $5,832          6,271         $0.93
                                          ======          =====           =====             ======          =====         =====

                                         For Three-Months Ended September 30, 2001         For Nine-Months Ended September 30, 2001
                                         -----------------------------------------         ----------------------------------------
                                             Income         Shares      Per-Share             Income         Shares      Per-Share
                                          (Numerator)   (Denominator)     Amount            (Numerator)   (Denominator)    Amount
                                          -----------   -------------     ------            -----------   -------------    ------
BASIC EPS
Net Income available to common
Stockholders                                  $1,578        5,902         $0.27                $4,455        5,867         $0.76

EFFECT OF DILUTIVE SECURITIES
Dilutive Options                                  --          180          (.01)                   --          112          (.01)
                                              ------        -----         -----                ------        -----         -----

DILUTED EPS
Net income available to common
Stockholders plus assumed conversions         $1,578        6,082         $0.26                $4,455        5,979         $0.75
                                              ======        =====         =====                ======        =====         =====

Note 6 - Segment Reporting

      Patriot has three reportable segments: Patriot Bank, Patriot Mortgage and Patriot Commercial Leasing Corporation. Patriot Bank operates a community banking network with seventeen community banking offices providing deposits and loan services to customers. Patriot Mortgage is a mortgage banking unit which sells residential mortgages into the secondary market to generate fee income. Patriot Commercial Leasing Corporation (Patriot Leasing) is a small ticket leasing company.

      The following table highlights income statement and balance sheet information for each of the segments at or for the three-month and nine-month periods ended September 30, 2002 and 2001 (in thousands).

                          For the three-month period ended September 30, 2002    For the nine-month period ended September 30, 2002
                          ---------------------------------------------------    --------------------------------------------------
                          PATRIOT       PATRIOT      PATRIOT     CONSOLIDATED    PATRIOT       PATRIOT       PATRIOT   CONSOLIDATED
                            BANK       MORTGAGE      LEASING       PATRIOT        BANK         MORTGAGE      LEASING      PATRIOT
Net interest income       $  6,805     $    156     $    660       $  7,621      $ 19,191      $    436     $  2,036     $ 21,663
Other income                 1,307          413          265          1,985         3,613         1,016          820        5,449
Total net income             1,946          106          (40)         2,012         5,470           179          183        5,832
Total assets               890,589       15,285       81,105        986,979       890,589        15,285       81,105      986,979
Total loans and leases,
gross                      539,979       15,141       79,670        634,790       539,979        15,141       79,670      634,790

                          For the three-month period ended September 30, 2001    For the nine-month period ended September 30, 2001
                          ---------------------------------------------------    --------------------------------------------------
                          PATRIOT       PATRIOT      PATRIOT     CONSOLIDATED    PATRIOT       PATRIOT       PATRIOT   CONSOLIDATED
                            BANK       MORTGAGE      LEASING        PATRIOT        BANK        MORTGAGE      LEASING      PATRIOT
Net interest income       $  5,358     $     66     $    563      $    5,987     $ 15,402      $    182     $  1,740     $   17,324
Other income                 1,270          394          327           1,991        3,763         1,108        1,070          5,941
Total net income             1,354           49          175           1,578        3,863            35          557          4,455
Total assets               950,581        6,786       74,097       1,031,464      950,581         6,786       74,097      1,031,464
Total loans and leases,
gross                      574,724        6,762       73,217         654,703      574,724         6,762       73,217        654,703

Patriot Mortgage's net income includes support allocations of $166,000 and $497,000 for the three-month and nine-month periods ended September 30, 2002 compared to $152,000 and $457,000 for the same periods in 2001. Patriot Mortgage's funding is based off the 30-day FHLB average. The cost of funds was $64,000 and $146,000 for the three-month and nine-month periods ended September 30, 2002 compared to $62,000 and $187,000 for the same periods in 2001.

Patriot Leasing's net income includes an internal charge of $60,000 and $180,000 for the three-month and nine-month periods ended September 30, 2002 and 2001. Patriot Leasing's funding is based off a three year average of the 3 year FHLB average plus a spread. The cost of funds to Patriot Leasing for the first nine-months in 2002 was $1,246,000 and $3,674,000 for the three-month and nine-month periods ended September 30, 2002 compared to $1,126,000 and $3,292,000 for the same periods in 2001.

Note 7 - Accounting for Derivative Instruments and Hedging Activities

      In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement as amended by SFAS No. 137 in June 1999 and SFAS No. 138 in June 2000 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of certain exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (b) a hedge of the exposure to variable cash flows of a forecasted transaction; or (c) a hedge of foreign currency exposure. Patriot adopted SFAS No. 133 on January 1, 2001. At the time of adoption, Patriot reclassified approximately $220,471,000 of fixed rate mortgage backed securities, CMO's and agency securities from held to maturity to available for sale resulting in a net of tax increase of approximately $3,000,000 in accumulated other comprehensive income. Patriot typically has not used derivative instruments and currently holds no positions that had further impact on earnings, financial condition or equity. During 2001, Patriot sold $30,333,000 of the securities reclassified resulting in a cumulative change in accounting principle with a net after tax impact of a $204,000 loss.

Note 8 - Accounting for Goodwill and Other Intangible Assets

      In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements, including requirements for periodic impairment evaluation. The provisions of the Statement are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of the Statement. The Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Patriot adopted Statement No. 142 in January 2002. Patriot has completed its evaluation and, based on this evaluation, there was no indication of transitional impairment losses as of the date of adoption on its operations.

      As of the date of adoption, Patriot had unamortized goodwill in the amount of $8.7 million, which will be subject to the transition provisions of SFAS No.
142. Amortization expenses related to goodwill was $0 and $183,000 for the three months ended September 30, 2002 and 2001, and $0 and $547,000 for the nine months ended September 30, 2002 and 2001, respectively.

A summary of goodwill and amortizing intangible assets at September 30, 2002 is as follows:

                                                    As of September 30, 2002
                                                        (in thousands)

                                   Gross Carrying         Accumulated           Net Carrying
                                       Amount             Amortization             Amount
                                   --------------         ------------          ------------
Goodwill (non-amortizing)             $ 10,963             $  2,198              $  8,765

Amortization expense of other intangible assets for the nine months ended September 30, 2002 is as follows (in thousands):

                                                    As of September 30, 2002
                                                        (in thousands)

                                   Gross Carrying         Accumulated           Net Carrying
                                       Amount             Amortization            Amount
                                       ------             ------------            ------
Amortizing intangibles:

Core Deposit Intangible               $  4,606             $  1,608             $  2,998

Originated Mortgage Servicing Rights  $    664             $    275             $    389
                                      --------             --------             --------
Total amortizing intangibles          $  5,270             $  1,883             $  3,387
                                      ========             ========             ========

The estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

Estimated annual amortization expense (in thousands)

For the year ended December 31, 2002                        486
                                2003                        465
                                2004                        433
                                2005                        433
                                2006                        433

Note 9 - Accounting for Asset Retirement Obligations

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. It is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. Patriot does not expect the adoption of this Statement to have an impact on it's earnings, financial condition, or equity.

Note 10 - Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, the Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with earlier application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of this Statement did not have any impact on Patriot's earnings, financial condition, or equity.

Note 11 - Reporting Gains and Losses from Extinguishment of Debt

In April 2002, the FASB issued Statement No. 145, "Reporting Gains and Losses from Extinguishment of Debt". This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications. It is effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years. The adoption of this Statement did not have an impact on Patriot's earnings, financial condition, or equity.

Note 12 - Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Patriot does not expect the adoption of this Statement to have a significant impact on its earnings, financial condition, or equity.

Note 13 - Acquisitions of Certain Financial Institutions

In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions, which amends SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement No. 72 to recognize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions of businesses within the scope of this Statement. In addition, this Statement amends Statement No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement No. 144 requires for other long-lived assets that are held and used.

With some exceptions, the requirements of Statement No. 147 are effective October 1, 2002. The adoption of this Statement did not have an impact on Patriot's earnings, financial condition, or equity.

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

      GENERAL. Patriot reported diluted earnings per share of $.32 and net income of $2,012,000 for the three-month period ended September 30, 2002 compared to diluted earnings per share of $.26 and net income of $1,578,000 for the three month period ended September 30, 2001. Diluted earnings per share for the nine-month period ending September 30, 2002 was $.93 and net income of $5,832,000 compared with $.75 and net income of $4,455,000 for the nine-month period ended September 30, 2001. Return on average equity was 12.06%, for the three-month period ended September 30, 2002 compared to 10.67%, for the three-month period ended September 30, 2001.

      NET INTEREST INCOME. Net interest income for the three-month and nine-month periods ended September 30, 2002 was $7,621,000 and $21,663,000 compared to $5,987,000 and $17,324,000 for the same periods in 2001. The increase in net interest income is primarily due to the impact of decreases in market rates on Patriot's funding sources and Patriot's strategy to reduce investments, mortgage-backed securities and mortgage loans and the level of wholesale funding. The decreases in market rates on Patriot's funding sources outpaced the decrease in rates on assets and, as a result, expanded Patriot's net interest margin. Patriot's net interest margin (net interest income as a percentage of average interest-earning assets) for the three-month and nine-month periods ended September 30, 2002 was 3.50% and 3.29% compared to 2.61% and 2.40% for the same period in 2001.

      Interest on loans and leases was $12,281,000 and $37,212,000 for the three-month and nine-month periods ended September 30, 2002 compared to $13,505,000 and $41,230,000 for the same periods in 2001. The average balance of loans was $639,368,000 with an average yield of 7.75% for the nine-month period ended September 30, 2002 compared to an average balance of $655,172,000 with an average yield of 8.37% for the same period in 2001. The decrease in average balance is primarily due to Patriot allowing mortgages to run-off, offset by aggressive marketing of commercial loans and leases. The decrease in average yield is primarily a result of a decrease in interest rates.

      Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $4,295,000 and $13,076,000 for the three-month and nine-month periods ended September 30, 2002 compared to $4,931,000 and $16,595,000 for the same periods in 2001. The average balance of the investment portfolio was $296,462,000 with an average yield of 6.50% for the nine-month period ended September 30, 2002 compared to an average balance of $342,947,000 with an average yield of 6.81% for the same period in 2001. The decrease in average balance is primarily due to Patriot allowing the investment portfolio to amortize so it can be replaced with generally higher-yielding commercial loans and leases. The decrease in average yield is related to general decreases in market rates on adjustable rate securities.

      Interest on total deposits was $3,341,000 and $11,239,000 for the three-month and nine-month periods ended September 30, 2002 compared to $6,330,000 and $22,512,000 for the same periods in 2001. The average balance of total deposits was $521,330,000 with an average cost of 2.86% for the nine-month period ended September 30, 2002 compared to an average balance of $587,874,000 with an average cost of 5.12% for the same period in 2001. The decrease in average balance is primarily the result of an decrease in Patriot's jumbo certificates of deposit, offset by aggressive marketing of money market accounts, transaction-based deposit accounts and other certificates of deposit. The overall decrease in the average cost on deposits was primarily the result of a decrease in interest rates and emphasis placed on lower cost money market and transaction based deposit accounts.

      Interest on borrowings was $5,621,000 and $17,453,000 for the three-month and nine-month periods ended September 30, 2002 compared to $6,190,000 and $18,478,000 for the same periods in 2001. The average balance of borrowings was $411,321,000 with an average cost of 5.60% for the nine-month period ended September 30, 2002 compared to an average balance of $419,212,000 with a cost of 5.82% for the same period in 2001. The decrease in average balance was primarily due to borrowings being repaid by proceeds received on the run-off of the mortgage loan portfolio and growth in Patriot's branch deposits. The decrease in the yield on borrowings was the result of a decrease in interest rates.

      PROVISION FOR CREDIT LOSSES. The provision for credit losses was $1,200,000 and $2,875,000 for the three-month and nine-month periods ended September 30, 2002 compared to $500,000 and $1,450,000 for the same period in 2001. The increased provision was the result of increased commercial loan and lease outstandings, higher charge-offs as well as an increase in delinquency and non-performing loans. An allowance for credit losses is maintained at a level that represents management's best estimate of known and inherent losses in the loan and lease portfolio. Management's periodic evaluation of the allowance for credit losses is based upon evaluation of individual loans and leases, the overall risk characteristics of the various portfolio segments, regression analyses using past loss experience, current and projected financial status and creditworthiness of its borrowers, the adequacy of collateral, the level and nature of non-performing loans, current economic conditions, the results of the most recent regulatory examination and other relevant factors. This evaluation is inherently subjective. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses. Such agencies may require Patriot to recognize additions to the allowance for credit losses based on their judgments of information, which is available to them at the time of their examinations.

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

            Patriot's levels of delinquencies and non-performing assets have increased somewhat but compare favorably with industry averages. At September
30, 2002 Patriot's non-performing assets were .60% of total assets compared to ..45% at the end of the same period in 2001. Additionally, Patriot had $9,200,000 in loans and leases, which were 30 days or more delinquent representing 1.43% of Patriot's total loan and lease portfolios compared to $7,845,000 and 1.19%, respectively, at the end of the same period in 2001.

      NON-INTEREST INCOME. Total non-interest income was $1,985,000 and $5,449,000 for the three-month and nine-month periods ended September 30, 2002 compared to $1,991,000 and $5,941,000 for the same periods in 2001. The decrease in non-interest income for the nine-month period,was primarily due to $317,000 in gains recognized on the sale of investment securities available for sale during 2002 versus $503,000 in gains recognized on the sale of investment securities available for sale during 2001 as well as a small decline in mortgage banking gains. Non-interest income also includes recurring non-interest income such as loan and deposit fees, mortgage banking gains, ATM fees, and income from bank owned life insurance, that are consistent with the prior period.

      NON-INTEREST EXPENSE. Total non-interest expense was $5,901,000 and $16,721,000 for the three-month and nine-month periods ended September 30, 2002 compared to $5,271,000 and $15,334,000 for the same periods in 2001. The increases in non-interest expense was primarily due to higher compensation costs due to increases in staffing associated with branch deposit growth and commercial lending offset by the elimination of $547,000 of goodwill amortization.

      INCOME TAX PROVISION. The income tax provision was $493,000 and $1,684,000 for the three-month and nine-month periods ended September 30, 2002 compared to $629,000 and $1,822,000 for the same periods in 2001. The effective tax rate was 19.68% and 22.41% for the three-month and nine-month periods ended September 30, 2002 compared to 28.50% and 28.11% for the same periods in 2001. The decreases in the effective tax rate was primarily due to the elimination of non-deductible goodwill amortization expense in 2002. Additionally, Patriot purchased certain tax beneficial securities during the fourth quarter of 2001 and throughout 2002.

      FINANCIAL CONDITION

      LOAN AND LEASE PORTFOLIO. Patriot's primary portfolio loan products are commercial loans, small ticket commercial leases, fixed-rate and adjustable-rate residential mortgage loans and home equity loans and lines of credit. Patriot also offers residential construction loans and other consumer loans. At September 30, 2002 Patriot's total loan portfolio was $629,691,000, compared to a total loan portfolio of $642,940,000 at December 31, 2001. The decrease in the loan portfolio is primarily the result of Patriot allowing mortgages to run-off, offset by an emphasis placed on increasing commercial lending and leasing relationships.

      CASH AND CASH EQUIVALENTS. Cash and cash equivalents at September 30, 2002 were $25,637,000 compared to $21,466,000 at December 31, 2001. The increase in cash balances is associated with timing differences in borrowing activity and investment prepayments.

      INVESTMENT AND MORTGAGE-BACKED SECURITIES. Investment securities consist primarily of U.S. agency securities, mortgage-backed securities which are generally insured or guaranteed by either FHLMC, FNMA or the GNMA and collateralized mortgage obligations. Total investment and mortgage-backed securities at September 30, 2002 were $279,453,000 compared to $291,249,000 at December 31, 2001. The decrease in investment and mortgage-backed securities was primarily due to $113,513,000 of normal investment prepayments, sales and maturities offset by the purchase of $95,000,000 of available for sale securities. Pursuant to an interest rate risk strategy to reduce the asset sensitivity of the bank, certain adjustable rate held to maturity securities were sold. Consequently, the remaining held to maturity portfolio of $31,537,000 has been reclassified to available for sale.

      OTHER ASSETS. Other assets at September 30, 2002 were $5,136,000 compared to $6,732,000 at December 31, 2001. The decrease in other assets was primarily attributable to an adjustment in Patriot's deferred tax position associated with unrealized securities gains offset by normal growth in the cash value on bank owned life insurance.

      DEPOSITS. Deposits are primarily attracted from within Patriot's market area through the offering of various deposit instruments, including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Patriot also attracts jumbo certificates of deposit. Total deposits at September 30, 2002 were $533,166,000 compared to $533,863,000 at December 31, 2001. While total deposit balances remained consistent with the prior period, Patriot's core deposit balances increased by approximately $40,000,000 which was offset by a decline in certificates of deposit balances.

      BORROWINGS. Patriot utilizes borrowings as a source of funds for its asset growth and its asset/liability management. Patriot is eligible to obtain advances from the FHLB upon the security of the FHLB common stock it owns and certain of its residential mortgages and mortgage-backed securities, provided certain standards related to creditworthiness have been met. Patriot may also utilize repurchase agreements to meet its liquidity needs. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. Total borrowings at September 30, 2002 were $377,910,000 compared to $405,179,000 at December 31, 2001. The decrease was primarily associated with borrowings that matured during the year and were repaid.

      OTHER LIABILTIIES. Other Liabilities at September 30, 2002 were $7,601,000 compared to $5,993,000 at December 31, 2001. The increase in balance is primarily the result of the accrual of Patriot's corporate income taxes as a result from Patriot's net operating income offset by timing differences in payable accounts.

      STOCKHOLDERS' EQUITY. Total stockholders' equity was $66,663,000 at September 30, 2002 compared to $61,706,000 at December 31, 2001. The increase in balance is due to earnings and accumulated other comprehensive income offset by dividends paid to shareholders' and the repurchase of stock.

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

      Other repossessed property consists of mostly leased equipment returned to Patriot at the end of the lease. The off-lease equipment is recorded on Patriot's books at the lower of Patriot's carrying value in the lease or the fair value of the equipment as of the date of transfer to other repossessed property. Any excess of the recorded investment in the lease over the fair market value is taken as a loss on Patriot's books. Additionally, valuation of REO and other repossessed property is dependent to a great extent on current economic, market and geographic conditions, and that may, at least in part be beyond Patriot's control. It is at least reasonably possible that management's estimates included in the valuation of REO and other repossessed property could change in the near term. Patriot's current judgement is that the valuation of REO and other repossessed property remains appropriate at September 30, 2002.

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

      During the three-month and nine-month period ended September 30, 2002, significant liquidity was provided by the maturity, principal repayment and sale of investment and mortgage-backed securities. These funds were invested in new securities. Additional liquidity was used to repay borrowings.

            At September 30, 2002, Patriot had outstanding loan commitments of $68,350,000. Patriot anticipates that it will have sufficient funds available to meet its loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from September 30, 2002 totaled $133,328,000.

CAPITAL RESOURCES. FDIC regulations currently require companies to maintain a minimum leverage capital ratio of not less than 3% of tier 1 capital to total adjusted assets, a tier 1 capital ratio of not less than 4% of risk-adjusted assets, and a minimum risk-based total capital ratio (based upon credit risk) of not less than 8%. The FDIC requires a minimum leverage capital requirement of 3% for institutions rated composite 1 under the CAMEL rating system. For all other institutions, the minimum leverage capital requirement is 3% plus at least an additional 1% to 2% (100 to 200 basis points). A bank is considered "well-capitalized" if it maintains a minimum leverage capital ratio of not less than 5% of tier 1 capital to total adjusted assets, a tier 1 capital ratio of not less than 6% of risk adjusted assets, and a minimum risk-based total capital ratio (based upon credit risk) of not less than 10%. At September 30, 2002, Patriot Bank's and Patriot Bank Corp.'s capital ratios exceeded all requirements to be considered well capitalized. The following table sets forth the capital ratios of Patriot Bank Corp., Patriot Bank and the current regulatory requirements at September 30, 2002:

                                                                                To Be                     To Be
                                                  Actual               Adequately Capitalized        Well-Capitalized
                                           -------------------         ----------------------      ---------------------
                                           Amount         Ratio        Amount           Ratio      Amount          Ratio
                                           ------         -----        ------           -----      ------          -----
                                                                     As of  September 30, 2002
Total  capital (to risk-weighted assets)

Patriot Bank Corp.                         $80,605        12.63%       $51,070            8%       $63,838           10%

Patriot Bank                                79,370        12.46%        50,970            8%        63,712           10%

Tier I capital (to risk-weighted assets)

Patriot Bank Corp.                          71,811        11.25%        25,535            4%        38,303            6%

Patriot Bank                                70,479        11.06%        25,485            4%        38,228            6%

Tier I capital (to average assets)

Patriot Bank Corp.                          71,811         7.25%        39,644            4%        49,555            5%

Patriot Bank                                70,479         7.11%        39,644            4%        49,555            5%

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

      In an effort to reduce interest rate risk at the beginning of the fourth quarter of 2002, Patriot restructured components of its balance sheet as follows: restructured $34 million in MBS securities with elevated prepayment characteristics at a gain; prepaid $50 million in FHLB borrowings with a prepayment penalty in order to provide more appropriate funding for adjustable assets. The results of these transactions are anticipated to be relatively neutral to results for the fourth quarter 2002. Due to the forward looking nature of the following interest rate risk discussion these transactions are included in these discussions.

      Patriot uses three complementary methods to analyze and measure interest rate risk as part of the overall management of interest rate risk. They are income simulation modeling, estimates of economic value of equity, and static gap analysis. The combination of these three methods provides a reasonably comprehensive summary of the levels of interest rate risk of Patriot when exposed to time factors and changes in interest rate environments.

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

      Through the use of income simulation modeling Patriot has calculated an estimate of net interest income for the year ending September 30, 2003, based upon the assets, liabilities and off-balance sheet financial instruments in existence at September 30, 2002. Patriot has also estimated changes to that estimated net interest income based upon interest rates rising or falling in monthly increments ("rate ramps"). Rate ramps assume that all interest rates increase or decrease in monthly increments evenly throughout the period modeled. The following table reflects the estimated percentage change in estimated net interest income for the year ending September 30, 2003 resulting from changes in interest rates.

                                                    September 30,2002
      Rate ramp to interest rates                       % change
      ---------------------------                   -----------------
                 +2%                                     (0.42)%
                 -2%                                     (1.86)%

      Economic value of equity (EVE) estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. As part of this evaluation Patriot has contracted with an independent consultant to perform an extensive core deposit analysis to appropriately estimate the discounted present value of the retail deposit franchise. Upward and downward rate shocks are used to measure volatility in relation to such interest rate movements in relation to an unchanged environment. This method of measurement primarily evaluates the longer term repricing risks and options in Patriot's balance sheet. Patriot has established policy limits for upward and downward rate shocks of 20% of economic value of equity at risk for every 100 basis points of interest rate shock. Additionally Patriot has a policy limit that the ratio of EVE adjusted equity to EVE adjusted assets will be maintained above a 5% ratio. The following table reflects the estimated economic value of equity at risk and the ratio of EVE adjusted equity to EVE adjusted assets at September 30, 2002, resulting from shocks to interest rates. September 30,2002

                                 Percent change   EVE Equity/
         Rate shock                 from base     EVE Assets
         ----------                 ---------     ----------
            +2%                     -11.38%         11.09%
            +1%                      -4.30%         11.66%
            Base                                    11.87%
            -1%                      -6.08%         10.97%
            -2%                     -16.15%         9.65%

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

      The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2002, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Loan amounts reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans and as a result of contractual rate adjustments on adjustable-rate loans. Estimated prepayment rates were applied to mortgage loans and mortgage-backed securities based upon industry expectations. Core deposit decay rates have been estimated based upon a historical analysis of core deposit trends. With the exceptions noted above, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth the gap and cumulative gap as a percentage of total assets at September 30, 2002:

                                  0-90               91-180            181-365
                                  Days                Days               Days
                                  ----                ----               ----
September 30,2002
GAP to Total Assets              -0.52%               5.05%              2.56%
Cumulative GAP to Total Assets   -0.52%               4.53%              7.09%

      As shown above, Patriot has a positive gap (interest sensitive assets are greater than interest sensitive liabilities) within the next year, which generally indicates that an increase in rates may lead to an increase in net interest income and a decrease in rates may lead to a decrease in net interest income. Interest sensitivity gap analysis measures whether assets or liabilities may reprice but does not capture the ability to reprice or the range of potential repricing on assets or liabilities. Thus indications based on a positive or negative gap position need to be analyzed in conjunction with other interest rate risk management tools.

      Patriot's management believes that the assumptions and combination of methods utilized in evaluating estimated net interest income are reasonable; however, the interest rate sensitivity of Patriot's assets, liabilities and off-balance sheet financial instruments as well as the estimated effect of changes in interest rates on estimated net interest income could vary substantially if different assumptions are used or actual experience differs from the experience on which the assumptions were based.



Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Patriot's principal executive officer and principal financial officer have concluded that Patriot's disclosure controls and procedures (as defined in Rule 13a-14(C) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of a date within (90) days prior to the filing date of this form 10-Q, are effective.

(b) Changes in Internal Controls. There have been no significant changes in Patriot's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II  OTHER INFORMATION

      Item 1 LEGAL PROCEEDINGS

            There are various claims and lawsuits in which Patriot is periodically involved incidental to the Patriot's business, which in the aggregate involve amounts which are believed by management to be immaterial to the financial condition, equity, and results of operations of Patriot.

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

                   -  Exhibit 99.1 Section 302 Certifications
                   -  Exhibit 99.2 Section 906 Certifications

                   (b) Reports filed on Form 8K

                         none

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

                                             PATRIOT BANK CORP.
                                                (Registrant)

Date  November 13, 2002                           /s/ RICHARD A. ELKO
                                        -------------------------------------
                                                    Richard A. Elko
                                        President and Chief Executive Officer


Date  November 13, 2002                           /s/ JAMES G. BLUME
                                        -------------------------------------
                                                    James G. Blume
                                               Senior Vice President and
                                                Chief Financial Officer