Form 10-K
period 2002-12-31
PATRIOT BANK CORP
filed 2003-03-18
CIK 1000235

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

         The registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes H. No h.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. h

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes h. No H.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $91,862,851 and is based upon the last sales price of $16.35 per share as quoted on The Nasdaq Stock Market for March 3, 2003.

         As of March 3, 2003, the Registrant had 6,136,577 shares outstanding (excluding treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

===============================================================================

                                      INDEX

                                                                                                                    PAGE
PART I

Item 1.            Business.....................................................................................       1

Item 2.            Properties...................................................................................       8

Item 3.            Legal Proceedings............................................................................       8

Item 4.            Submission of Matters to a Vote of Security Holders..........................................       8

Item 4A.           Executive Officers of the Registrant.........................................................       9

PART II

Item 5.            Market for Registrant's Common Equity and Related Shareholder Matters........................       9

Item 6.            Selected Financial Data......................................................................      11

Item 7.            Management's Discussion and Analysis of Financial Condition and Results of Operations........      13

Item 7A.           Quantitative and Qualitative Disclosures About Market Risk...................................      35

Item 8.            Financial Statements and Supplementary Data .................................................      36

Item 9.            Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure.....................................................................      74

PART III

Item 10.           Directors and Executive Officers of the Registrant ..........................................      74

Item 11.           Executive Compensation.......................................................................      74

Item 12.           Security Ownership of Certain Beneficial Owners and Management...............................      74

Item 13.           Certain Relationships and Related Transactions...............................................      74

Item 14.           Controls and Procedures......................................................................      74

PART IV

Item 15.           Exhibits, Financial Statement Schedules, and Reports on Form 8-K ............................      75

SIGNATURES .....................................................................................................      76

CERTIFICATIONS..................................................................................................      77

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Patriot Bank Corp. (the "Company") is a Pennsylvania corporation and a financial holding company for Patriot Bank (the "Bank") and Patriot Investment Company ("PIC"). The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the "FRB"). Originally organized as a Delaware corporation, the Company became a Pennsylvania corporation as a result of its consolidation with First Lehigh Corporation on January 22, 1999. The Company's executive offices are located at the corporate offices of the Bank at High and Hanover Streets, Pottstown, Pennsylvania 19464.

         The Bank was founded in 1905. In 1991, the Bank's predecessor converted from a federally-chartered mutual savings bank to a Pennsylvania-chartered mutual savings bank and changed its name to Patriot Savings Bank. In August 1995, the Bank converted from a Pennsylvania-chartered mutual savings bank to a federally-chartered mutual savings bank. On December 1, 1995, the Company acquired the Bank as part of the Bank's conversion from a mutual to stock form of ownership (the "Conversion"). In connection with the Conversion, the Bank changed its name to Patriot Bank. On May 23, 1997, the Bank converted to a Pennsylvania-chartered commercial bank. In 2003 the bank became a member of the Federal Reserve. The Bank conducts business through its network of 17 community banking offices located in Berks, Chester, Lehigh, Montgomery and Northampton counties, Pennsylvania. The majority of the Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") and administered by the Federal Deposit Insurance Corp. ("FDIC"). As a result of its acquisition of First Lehigh Bank, the acquired deposits are insured by the Bank Insurance Fund ("BIF") administered by the FDIC. At December 31, 2002, the Bank had total assets of $996 million, deposits of $519 million and shareholder's equity of $85 million.

         The Bank is a community-oriented financial services provider whose business primarily consists of attracting deposits from the general public, small businesses and other enterprises and originating commercial loans and leases, consumer loans, and mortgage loans in the Bank's market area. The bank also sells non-deposit investment products to consumers and invests in investment and mortgage-backed securities. In addition to deposits, the Bank uses advances from the Federal Home Loan Bank of Pittsburgh ("FHLB") and repurchase agreements as sources of funds.

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

         PIC is a Delaware investment corporation that was incorporated by the Company on September 10, 1996. Its primary business consists of maintaining an investment portfolio. At December 31, 2002, PIC had total assets of $960,000 and shareholder's equity of $960,000.

         In January 2003 the company acquired Bonds and Paulus Inc. a registered investment advisor and Pension Benefits Inc. a third party administrator and registered investment advisor and merged those companies into Patriot Advisors, a wealth management division of the company. Patriot Advisors has approximately $250 million of assets under management.

MARKET AREA AND COMPETITION

         The Company is headquartered approximately 45 miles northwest of Philadelphia, Pennsylvania and its market consists primarily of Berks, Chester, Lehigh, Montgomery and Northampton counties in Pennsylvania. The segment of the markets served by the Company are primarily service and trade oriented and demographically are comprised of middle income and upper income households.

         The Company faces significant competition both in originating loans, attracting deposits and managed assets. The Company's competitors are other financial service providers operating within its primary market area, some of which are larger and have greater financial resources than the Company. The Company's competition for loans and deposits comes principally from commercial banks, savings and loan associations, savings banks, credit unions, and mortgage banking companies (some of which are subsidiaries of major financial institutions). In addition, the Company faces increasing competition for managed assets from non-bank institutions such as brokerage firms and insurance firms with investment and other products such as money market funds, mutual funds and annuities. Management considers the Company's community-oriented reputation, superior customer service and personal relationships, convenience and product offerings as a competitive advantage in attracting and retaining customers.

SUBSIDIARY ACTIVITIES

         The Company has two wholly-owned subsidiaries: The Bank and PIC. The Bank has three wholly-owned subsidiaries: Patriot Commercial Leasing Co., Inc. ("PCLC"), Patriot Advisors and Marathon Management Company, Inc. ("Marathon"). PCLC is a small-ticket commercial leasing company. At December 31, 2002, PCLC had total assets of $77,931,000 and generated total revenues of $8,700,000 for the year ended December 31, 2002. Patriot Advisors markets certain non-deposit investment products. At December 31, 2002, Patriot Advisors had total assets of $747,000 and generated fee income of $294,000 for the year ended December 31, 2002. Marathon provides title insurance services through a joint venture partnership. At December 31, 2002, Marathon had total assets of $295,000 and generated fee income of $43,000 for the year ended December 31, 2002.

PERSONNEL

         As of December 31, 2002, the Company had 242 employees (including 13 part-time employees, adjusted to include the employees from the January 2003 acquisitions of Bonds and Paulus Inc. and Pension Benefits Inc., none of whom was covered by a collective bargaining agreement). Management believes that the Bank has good relations with its employees and there are no pending or threatened labor disputes with its employees.

REGULATION AND SUPERVISION

         GENERAL. The Company, as a registered financial holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of, the FRB under the Bank Holding Company Act, as amended (the "BHCA"). In addition, the activities of Pennsylvania-chartered commercial banks, such as the Bank, are governed by the Pennsylvania Banking Code and the Federal Deposit Insurance Act ("FDI Act").

         In the first quarter of 2003 the Bank was approved and became a member of the FRB. Becoming a member of the FRB changed the Bank's primary federal regulator from the FDIC to the FRB.

         The Bank is subject to extensive regulation and supervision by the Federal Reserve System (the "FRB"), and the Pennsylvania Department of Banking ("PDB"). The Bank is a member of the Federal Home Loan Bank ("FHLB") System. Certain of the Bank's deposits are insured by the BIF while most of its deposit accounts are insured by the SAIF. The Bank must file reports with the PDB and the FRB concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other banking institutions. The PDB and the FRB conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the FRB, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to banking institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

         HOLDING COMPANY REGULATION. The Company is a financial holding company registered under the BHCA. As a financial services holding company, the Company's activities and those of the Bank are limited to the business of banking and activities closely related or incidental to banking.

         The BHCA prohibits a financial holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another banking institution or holding company thereof, without prior written approval of the FRB; acquiring or retaining, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the BHCA; or acquiring or retaining control of a depository institution that is not insured by the FDIC.

         Under FRB policy, a financial holding company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support its subsidiary bank, i.e., to downstream funds to its subsidiary bank. This support may be required at times when, absent such policy, the financial holding company might not otherwise provide such support. Any capital loans by a financial holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of its subsidiary bank. In the event of a financial services holding company's bankruptcy, any commitment by the financial services holding company to a federal bank regulatory agency to maintain the capital of its subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

         The Gramm-Leach-Bliley Act was enacted in 1999. The Gramm-Leach-Bliley Act amended the BHCA and created a new category of bank holding company called a "financial holding company." In order to become a financial holding company a bank holding company must notify the FRB that it elects to be a financial holding company. A bank holding company can make this election if it, and all its bank subsidiaries, are well capitalized, well managed, and have at least a satisfactory Community Reinvestment Act ("CRA") rating, each in accordance with the definitions prescribed by the FRB and the regulators of the subsidiary banks. The Gramm-Leach-Bliley Act provides a list of activities that are defined as being financial in nature:

         - Lending and deposit activities

         - Issuance and sale of money orders, travelers' checks and U.S. savings bonds

         - Financial advisory services

         - Consumer financial counseling services

         - Tax planning and preparation advice

         - Insurance activities, including underwriting

         - Insurance company portfolio investment

         - Merchant banking

         - Investments of equity or debt in corporations or projects for the promotion of community welfare

         Once a bank holding company becomes a financial holding company, the holding company or its affiliates may engage in any financial activities that are financial in nature as determined by the FRB by simply giving notice to the FRB within thirty days after beginning such business or acquiring a company engaged in such business. This makes the regulatory approval process to engage in financial activities much more streamlined than it was under prior law.

         In addition to the foregoing provisions of this law, this legislation also made a number of additions and revisions to numerous federal laws that affect the business of banking. There is now a federal law on privacy with respect to customer information held by banks. Federal banking regulators are authorized to adopt rules regarding privacy for customer information. Banks must establish a disclosure policy for non-public customer information, disclose the policy to their customers, and give their customers the opportunity to object to non-public information being disclosed to a third party. Also, the CRA has been amended by this law to provide that small banks (those under $250 million in assets) that previously received an "outstanding" on their last CRA exam will not have to undergo another CRA exam for five years or for four years if their last exam was "satisfactory." In addition, any CRA agreement entered into between a bank and a community group must be disclosed, with both the bank and the community group detailing the amount of funding provided and its purpose. This law also requires a bank's policy on fees for transactions at Automated Teller Machines ("ATM") for non-customers to be conspicuously posted on the ATM. A number of other provisions affecting other general regulatory requirements for banking institutions were also adopted.

         The Sarbanes-Oxley Act of 2002 ("SOA") was signed into law on July 30, 2002. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

         The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, (the "Exchange Act"). Given the extensive SEC role in implementing rules relating to many of the SOA's new requirements, the final scope of these requirements remains to be determined.

         The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specified issues by the SEC and the Comptroller General. The SOA allows federal oversight in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, the relationships between the board of directors and management and between the board of directors and its committees. The SOA addresses, among other matters:

         - The role and responsibilities of audit committees

         - Certification of financial statements by the chief executive officer and the chief financial officer

         - The forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement

         - Prohibitions on insider trading during employee benefit plan black out periods

         - Disclosure of off-balance sheet transactions

         - Prohibitions on personal loans to directors and officers, except in the case of financial institutions to the extent any loans comply with federal banking regulations

         - Expedited filing requirements for Forms 4s, Statement of Changes in Beneficial Ownership

         - Disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code

         - "Real time" filing of periodic reports

         - The formation of a public accounting oversight board

         - Auditor independence

         - Various increased criminal penalties for violations of securities laws

         The SOA contains provisions that became effective upon enactment on July 30, 2002, and provisions that will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

         CAPITAL REQUIREMENTS. The FRB has adopted risk-based capital guidelines for financial holding companies, such as the Company. The required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8.0%. At least half of the total capital is required to be "Tier 1 capital," consisting principally of common shareholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain intangible assets. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the allowance for credit losses.

         In addition to the risk-based capital guidelines, the FRB established minimum leverage ratio (Tier 1 capital to average total assets) guidelines for financial holding companies. These guidelines provide for a minimum leverage ratio of 3% for those financial holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other financial holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. The Company is in compliance with these guidelines. The Bank is subject to similar capital requirements adopted by the FDIC. The risk-based capital standards are required to take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities.

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

         At December 31, 2002, both the Company and the Bank were "well capitalized."

         INSURANCE OF DEPOSIT ACCOUNTS. Although most of the deposits of the Bank are presently insured by the SAIF, certain of its deposits are insured by the BIF. Both the BIF and the SAIF are statutorily required to maintain a ratio of reserves to insured deposits of 1.25%. Both the BIF and the SAIF currently exceed the 1.25% ratio. Currently, the Bank does not pay any deposit insurance premiums; however, this could change. In 2002, the FDIC disclosed that it anticipated the BIF fund would decline below a 1.25% ratio triggering an increase in deposit insurance premiums or a one time assessment. As of December 31, 2002 the fund had not declined below the 1.25% ratio. If the 1.25% ratio is not met, the FDIC must assess deposit insurance premiums and also may impose premiums on under-capitalized or unsafe institutions.

         All institutions are assessed for payment of the FICO bonds, which were issued to finance regulatory resolution of insolvency that occurred in the late 1980s and early 1990s. Full pro rata sharing of the FICO payments between BIF and SAIF members began on January 1, 2000. The FDIC resets the FICO assessment rate each calendar quarter. The current annual rate is $0.168 per each $1,000 of deposits.

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

         LOANS TO ONE BORROWER. Applicable regulations limit the dollar amount of loans that the Bank may have outstanding to any one borrower, or group of affiliated borrowers, to 15% of the capital and surplus of the Bank. As of December 31, 2002, this limitation was equal to $12.7 million. There are exceptions from the limitation for certain secured loans, depending upon the amount and type of collateral.

         LIMITATION ON CAPITAL DISTRIBUTIONS. Dividend payments by the Bank to the Company are subject to the Pennsylvania Banking Code of 1965 and the FDI Act. Under the Pennsylvania Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FDI Act, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, the Bank would be limited to approximately $31.4 million of dividends in 2003 plus an additional amount equal to the Bank's net profit for 2003, up to the date of any such dividend declaration.

         State and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. Adherence to such standards further limits the ability of the Bank to pay dividends to the Company.

         INTERSTATE BANKING. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Law") amended various federal banking laws to provide for nationwide interstate banking, interstate bank mergers and interstate branching. The interstate banking law allows for the acquisition by a bank holding company of a bank located in another state.

         TRANSACTIONS WITH RELATED PARTIES. The Bank's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-banking subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the Bank. The aggregate amount of covered transactions with all affiliates is limited to 20% of the Bank's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, banks are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no bank may purchase the securities of any affiliate other than a subsidiary.

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

         ENFORCEMENT. Under the FDI Act, the FRB has primary enforcement responsibility over state member banks and has the authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order and removal of officers and/or directors to institution of receivership or conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Federal law also establishes criminal penalties for certain violations.

         STANDARDS FOR SAFETY AND SOUNDNESS. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Interagency Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Interagency Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Interagency Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Interagency Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

         FEDERAL RESERVE SYSTEM. FRB regulations require depositary institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). During fiscal 2002, FRB regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $41.3 million or less (subject to adjustment by the FRB) the reserve requirement is 3%; and for accounts aggregating greater than $41.3 million, the reserve requirement is $1.068 million plus 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances (subject to adjustments by the FRB) were exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the FDIC.

FEDERAL AND STATE TAXATION

Federal Taxation

         GENERAL. The Company and its subsidiaries report their income on a consolidated basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts. As a large commercial bank, the Bank is permitted to recognize bad debt expense based on actual charge-offs. For its 2002 taxable year, the Company is subject to a maximum federal income tax rate of 34%.

         DISTRIBUTIONS. Under the Small Business Job Protection Act of 1996, if the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be included in the Bank's income.

         The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be included in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

         CORPORATE ALERNATIVE MINIMUM TAX. The Internal Revenue Code of 1986, as amended (the "Code") imposes a tax on a corporation's Alternative Minimum Taxable Income ("AMTI") at a rate of 20% if such Alternative Minimum Tax ("AMT") exceeds the income tax the corporation would otherwise pay for the taxable year. Only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). The Bank does not typically expect to be subject to the AMT.

         DIVIDENDS RECEIVED DEDUCTION AND OTHER MATTERS. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations, except that if the Company owns more than 20% of the stock of a corporation distributing a dividend, 80% of any dividends received may be deducted.

State Taxation

         COMMONWEALTH OF PENNSYLVANIA. The Bank is subject to a "Bank Shares Tax" that is imposed on every bank having capital stock located within Pennsylvania. The Bank Shares Tax is based on the value of the bank's shares as of the preceding January 1st. The taxable amount is computed by adding the book value of capital stock paid in, the book value of the surplus and the book value of undivided profits, and then deducting from that total an amount equal to the percentage that the book value of the bank's federal obligations and state obligations bears to the book value of the bank's total assets. This value is calculated on the basis of the current year and the preceding five years, but, if a bank has not been in existence for six years, the taxable amount is computed by adding the value for the number of years that the bank has been in existence and dividing the resulting sum by that number of years. The Bank Shares Tax rate is 1.25% of the taxable amount. Banks subject to the Bank Shares Tax are exempt from all other corporate taxes imposed by Pennsylvania.

         PIC, PCLC, Patriot Advisors, and Marathon are subject to Pennsylvania Corporate Net Income Tax ("CNIT") and to the Pennsylvania Capital Stock and Foreign Franchise Tax. Corporations doing business in Pennsylvania and not subject to Bank Shares Tax are subject to CNIT. The CNIT is an annual excise tax and is measured by a corporation's taxable income as determined under the Pennsylvania Tax Code. When a domestic or foreign corporation's entire business is not transacted wholly within Pennsylvania, such taxable income must be allocated and apportioned to determine that portion subject to the CNIT. The CNIT rate is 9.99%.

ITEM 2. PROPERTIES

         The Company has 20 properties consisting of 16 community banking offices and 4 sales and operational offices.

BANKING OFFICES

BERKS COUNTY
Boyertown                            E. Philadelphia Ave & Chestnut Street     Leased
Exeter                               4915 Perkiomen Ave                        Owned
Fleetwood                            46 West Main Street                       Leased
Muhlenberg                           4930 5th Street Highway                   Owned
Wyomissing                           2228 State Hill Road                      Leased

CHESTER COUNTY
Phoenixville                         119 Nutt Road                             Leased

LEHIGH COUNTY

Allentown                            3920 Tilghman Street                      Owned
Allentown                            740 Hamilton Mall                         Leased
Emmaus                               1130 Chestnut Street                      Leased
Whitehall                            2541 Mickley Ave                          Leased

MONTGOMERY COUNTY
Limerick                             536 Lewis Road                            Leased
Pottstown                            High and Hanover Streets                  Leased

NORTHHAMPTON COUNTY
Bethlehem                            3650 Nazareth Pike                        Leased
Bethlehem                            2126 W. Union Blvd.                       Leased
Cherryville                          765 Blue Mountain Drive                   Owned
Walnutport                           500 Main Street                           Leased

SALES AND OPERATIONAL OFFICES

CHESTER COUNTY
Patriot Advisors                     707 Eagleview Blvd. Suite 104             Leased
                                     Exton, PA 19341

Patriot Advisors                     Two West Market Street                    Leased
                                     West Chester, PA 19382

MONTGOMERY COUNTY
Patriot Commercial Leasing           1566 Medical Drive                        Leased
                                     Pottstown, PA 19464

Patriot Mortgage                     300 Old Reading Pike                      Leased
                                     Stowe, PA 19464

ITEM 3. LEGAL PROCEEDINGS

         The Company is a defendant in various lawsuits wherein various amounts are claimed. In the opinion of the Company's management, these suits should not result in judgements that, in the aggregate, would have a material adverse effect on the Company's consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information, including principal occupation during the past five years, relating to the principal executive officers of the Company, as of March 3, 2003, is set forth below:

         Richard A. Elko -- Age 41. Mr. Elko was elected President and Chief Executive Officer of the Company and the Bank in November 2000. Prior to that Mr. Elko served as Executive Vice President since 1999 and Chief Financial Officer of the Company and the Bank from January 1996 to December 1999.

         Joni S. Naugle -- Age 44. Ms. Naugle was elected as Executive Vice President and Chief Operating Officer of the Company and the Bank in February 2001. Prior to that, Ms. Naugle served as Chief Operating Officer of the Company and the Bank since December 1998. Prior to that, Ms. Naugle was a Senior Vice President for Marketing and Retail Sales at another financial institution from 1979 to April 1998 and a consultant from April 1998 to December 1998.

         Kevin R. Pyle -- Age 36. Mr. Pyle was elected as Executive Vice President and Chief Lending Officer of the Company and the Bank in February 2001. Prior to that, Mr. Pyle served as Chief Credit Officer of the Bank since March 1996.

         James G. Blume -- Age 37. Mr. Blume was elected as Senior Vice President and Chief Financial Officer of the Company and the Bank in February 2001. Prior to that, Mr. Blume served as Chief Financial Officer of the Company since December 1999. Prior to that, Mr. Blume served as Controller of the Company and Patriot Bank since March 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market System under the symbol "PBIX". At March 3, 2003, the total number of holders of record of the Company's common stock was 701.

         The following table sets forth the high and low bid and asked information of the Company's common stock to the extent available as reported by NASDAQ.

                              2002                                                           2001
           -------------------------------------------                   ---------------------------------------------
                  BID                     ASKED                                   BID                     ASKED
           --------------------   --------------------                   --------     --------     -------------------
QTR          HIGH         LOW       HIGH        LOW            QTR         HIGH         LOW          HIGH       LOW
---        --------    --------   --------    --------         ---       --------     --------     --------   --------
1st        $13.7700    $10.4500   $13.7800    $10.5500         1st       $ 8.0000     $ 6.7500     $ 8.1875   $ 7.0000

2nd         14.8500     13.3000    15.0000     13.4000         2nd        10.2600       7.5313      10.3200     7.6250

3rd         14.1800     12.9200    14.2400     13.0000         3rd        11.7100       8.9500      11.9000     9.1500

4th         15.3600     13.4600    15.4700     13.6500         4th        10.7500      10.0000      10.8900    10.1900

         The bid quotations reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions. The bid information as stated is, to the knowledge of management of the Company, the best approximate value at the time indicated.

DIVIDEND INFORMATION. Dividends on the Company's common stock are generally payable in February, May, August and November. Set forth below are the cash dividends paid by the Company during 2002 and 2001. Such dividends have been adjusted to reflect all stock dividends paid during such years.

                                                          2002        2001
                                                          ----        ----
First Quarter.......................................    $ .0975     $ .0925
Second Quarter......................................    $ .1000     $ .0925
Third Quarter.......................................    $ .1025     $ .0925
Fourth Quarter......................................    $ .1100     $ .0925

         For certain limitations on the ability of the Bank to pay dividends to the Company, see Part I, Item I "Business -- Regulation and Supervision -- Limitation on Capital Distributions" and Note 18 at Item 8 "Financial Statements and Supplementary Data" herein.

EQUITY COMPENSATION PLANS

                                                        NUMBER OF SECURITIES                               NUMBER OF SECURITIES
                                                          TO BE ISSUED UPON          WEIGHTED-AVERAGE       REMAINING AVAILABLE
                                                       EXERCISE OF OUTSTANDING       EXERCISE PRICE OF      FOR FUTURE ISSUANCE
                                                          OPTIONS, WARRANTS        OUTSTANDING OPTIONS,         UNDER EQUITY
             PLAN CATEGORY                                    AND RIGHTS            WARRANTS AND RIGHTS     COMPENSATION PLANS
----------------------------------------------------   -----------------------     --------------------    --------------------
Equity compensation plans
    approved by security holders:
1996 Stock-Based Option Plan .......................                   400,425                   $ 7.81                      --
1996 Stock-Based Incentive Plan.....................                   258,000                      N/A                  13,000
2002 Stock-Based Option Plan........................                   205,805                   $14.10                  94,195

Equity compensation plans not
    approved by security holders:...................                       N/A                      N/A                     N/A
                                                       -----------------------     --------------------    --------------------
         Total......................................                   864,230                      N/A                 107,195

ITEM 6. SELECTED FINANCIAL DATA

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

         The selected consolidated financial and other data and management's discussion and analysis set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto, contained elsewhere herein.

                                                                                    AT DECEMBER 31,
                                                         ---------------------------------------------------------------------
                                                            2002          2001           2000           1999           1998
                                                         ---------    -----------    -----------    -----------      ---------
                                                                                     (IN THOUSANDS)
SELECTED FINANCIAL CONDITION DATA:
Total assets.........................................    $ 995,143    $ 1,010,070    $ 1,124,905    $ 1,129,443      $ 980,761
Investment and mortgage-backed
   securities available for sale ....................      315,868        247,612         84,889         87,334        386,380
Investment and mortgage-backed
   securities held to maturity ......................           --         43,637        302,489        348,047         29,639
Loans held for sale .................................        4,314          6,652          8,564          4,972          5,576
Loans and leases receivable .........................      618,217        649,139        656,479        628,060        509,080
Allowance for credit losses .........................       (6,922)        (6,199)        (5,839)        (6,082)        (4,087)
Deposits ............................................      519,120        533,863        649,958        502,002        377,796
Customer repurchase agreements ......................       14,210             --             --             --             --
Borrowings...........................................      388,673        405,179        416,837        568,795        549,321
Shareholders'equity..................................       65,945         61,706         51,800         49,768         42,260

                                                                                AT DECEMBER 31,
                                                            ------------------------------------------------------
                                                              2002       2001        2000        1999       1998
                                                            --------   --------    --------    --------   --------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED OPERATING DATA:
Interest income .........................................   $ 66,114   $ 75,850    $ 84,143    $ 75,544   $ 63,107
Interest expense ........................................     36,858     52,209      61,471      51,510     46,236
                                                            --------   --------    --------    --------   --------
Net interest income before
   provision for credit losses ..........................     29,256     23,641      22,672      24,034     16,871
Provision for credit losses .............................      4,075      2,000       1,125       1,200      1,200
                                                            --------   --------    --------    --------   --------
Net interest income after provision
   for credit losses ....................................     25,181     21,641      21,547      22,834     15,671
Non-interest income......................................      7,241      7,892       7,124       5,945      3,873
Non-interest expense ....................................     22,664     20,768      26,844      26,402     14,267
                                                            --------   --------    --------    --------   --------
Income before taxes and cumulative
   effect of change in accounting principle .............      9,758      8,765       1,827       2,377      5,277
Income taxes expense (benefit)  .........................      2,060      2,462        (182)        177      1,222
                                                            --------   --------    --------    --------   --------
Income before cumulative effect of
   change in accounting principle .......................   $  7,698   $  6,303    $  2,009    $  2,200   $  4,055
Cumulative effect of change in
   accounting principle, net of ($105)
   in income tax ... ....................................         --       (204)         --          --         --
                                                            ========   ========    ========    ========   ========
Net income ..............................................   $  7,698   $  6,099    $  2,009    $  2,200   $  4,055
                                                            ========   ========    ========    ========   ========

Diluted earnings per share ..............................   $   1.26   $   1.02    $   0.34    $   0.37   $   0.78
                                                            ========   ========    ========    ========   ========
Net income before non-recurring
   charges (2)(8) .......................................                          $  5,233    $  5,549
                                                                                   ========    ========
Diluted earnings per share before
   non-recurring charges (2) ............................                          $   0.89    $   0.94
                                                                                   ========    ========
Cash earnings per share before
   non-recurring charges (2)(7)(8).......................   $   1.41   $   1.30    $   1.17    $   1.20   $   0.92
                                                            ========   ========    ========    ========   ========

                                                                        AT DECEMBER 31,
                                                      -------------------------------------------------
                                                       2002        2001      2000       1999      1998
                                                      -------------------------------------------------
PERFORMANCE RATIOS(1):
Return on average equity .......................       12.05%     10.52%      3.94%      4.00%     8.72%
Return on average equity before
   non-recurring charge(2) ....................           --         --      10.30      10.10        --
Cash return on average equity(7)...............        16.49      16.91      18.66      12.95     10.27
Return on average assets........................        0.77       0.58       0.17       0.20      0.45
Return on average assets before
   non-recurring charge(2).....................           --         --       0.45       0.51        --
Average interest rate spread(3)................         3.15       2.36       2.13       2.32      1.98
Net interest margin(4).........................         3.35       2.50       2.25       2.44      2.01
Average interest-earning assets to
   average interest bearing liabilities.........      101.14     100.47      99.09     100.39    103.72
Total non-interest expense to average
   assets before non-recurring charge(2).......         2.28       1.96       2.32       2.41      1.58
Dividend pay-out ratio..........................       32.14      36.27     105.70      86.02     35.91

REGULATORY CAPITAL RATIOS(5):
Tier 1 capital to average assets................        7.33%      6.45%      5.48%      5.45%     5.37%
Tier 1 capital to risk-adjusted assets..........       11.23      10.49       9.45       9.39     10.00
Total risk adjusted capital to
   risk-adjusted assets.........................       12.61      11.54      10.41      10.46     12.46

ASSET QUALITY RATIOS(6):
Non-performing assets as a
   percent of total assets......................        0.67%      0.53%      0.35%      0.15%     0.11%
Non-performing loans as a
   percent of loans receivable..................        1.01       0.76       0.59       0.24      0.21
Allowance for credit losses as a
   percent of loans receivable..................        1.11       0.95       0.88       0.96      0.79
Allowance for credit losses as a
   percent of non-performing loans..............      103.74     116.20     147.82     354.04    362.63

----------------

(1) All ratios are based on average balances during the indicated periods.

(2) In 2000, non-recurring after-tax charges of $3,224,000 were recorded including $1,453,000 in connection with restructuring of operations, $986,000 of expenses incurred by the restructured operations and $785,000 in connection with the resignation of Patriot's former President and CEO. In 1999, a non-recurring after-tax charge of $3,349,000 was recorded in connection with an internet initiative.

(3) The average interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities and equity.

(4) The net interest margin represents tax-equivalent net interest income as a percent of average interest-earning assets. The amount of tax beneficial income for 2002, 2001, 2000, and 1999 was $2,088,000, $1,365,000, $1,401,000
    and $1,335,000, respectively.

(5) For definitions and further information relating to regulatory capital requirements, see footnote 18 of the consolidated financial statements.

(6) Non-performing assets consist of non-performing loans, real estate owned
    (REO) and other repossessed property. Non-performing loans consist of non-accrual loans, while REO consists of real estate acquired through foreclosure and real estate acquired by acceptance of a deed in lieu of foreclosure. Other repossessed property consists of commercial equipment acquired at the termination of loans and leases.

(7) Cash earnings per share is calculated by the elimination of non-cash expenses such as goodwill amortization, core deposit intangible amortization, ESOP and MRP expense, as shown below.

Reconciliation of cash earnings.

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------
                                                            2002       2001       2000       1999      1998
                                                           ------     ------     ------     ------     -----
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income before non-recurring charges ..............     $7,698     $6,099     $5,233     $5,549    $4,055
Goodwill amortization ................................         --        730      1,036        656         7
Core deposit intangible amortization .................        486        486        422        336        --
ESOP expense ..........................................       353        238        216        262       363
MRP expense ...........................................        40        173        377        359       360
                                                           ------     ------     ------     ------    ------
Cash earnings.........................................     $8,577     $7,726     $7,284     $7,162    $4,785
                                                           ======     ======     ======     ======    ======
Cash earnings per share before
    non-recurring charges ............................     $ 1.41     $ 1.30     $ 1.17     $ 1.20    $ 0.92
                                                           ======     ======     ======     ======    ======

(8) Reconciliation of net income before non-recurring charges to net income.

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                      2000       1999
                                                                    -------     -------
                                                                      (IN THOUSANDS)
Net income before non-recurring charges....................         $ 5,233     $ 5,549
Non-recurring charge.......................................           4,885       5,074
Income tax benefit associated with non-recurring charge....          (1,661)     (1,725)
                                                                    -------     -------
Net income.................................................         $ 2,009     $ 2,200
                                                                    =======     =======

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

         Patriot's financial results include the following significant events:

         CAPITAL TRANSACTIONS. Patriot became a publicly owned company on December 1, 1995, when it issued 3,769,125 shares of common stock and raised net proceeds of $36,652,000. On November 21, 1996 and September 22, 1997, Patriot paid special 20% stock dividends. On May 14, 1998, Patriot distributed a 25% stock split. For comparative purposes, per share amounts, as presented herein, have been adjusted to reflect the stock split/dividends. Patriot repurchased shares as adjusted for stock split/dividends of its common stock in the following years:

                     SHARES              COST OF
YEAR               REPURCHASED          REPURCHASE
----               -----------          -----------
1996                   338,000          $ 2,517,000
1997                 1,246,000           13,554,000
1998                   538,000            6,892,000
1999                   377,000            4,808,000
2000                        --                   --
2001                        --                   --
2002                   293,516            4,189,000

         LEASING ACQUISITION. On November 6, 1998, Patriot completed the acquisition of Keystone Financial Leasing Company (KFL). KFL was a small-ticket commercial leasing company, which had total assets of $43,327,000 including lease receivables of $42,764,000 at the date of acquisition. KFL was purchased for $6,258,000 in cash plus contingent consideration based upon future revenues of KFL. The acquisition was accounted for as a purchase. Goodwill arising from the transaction totaled $2,267,000. In accordance with the Statement of Financial Accounting Standards (SFAS) No. 142, goodwill is subject to periodic impairment testing.

         BANK ACQUISITION. On January 22, 1999, Patriot completed the acquisition of First Lehigh Corporation ("First Lehigh"), a commercial banking company with $104,478,000 in total assets and $93,905,000 in total deposits. Patriot issued 1,640,000 shares of common stock for all the outstanding common and preferred stock of First Lehigh. The transaction had a total value of $21,047,000. The acquisition was accounted for as a purchase, and accordingly, the results of operations of First Lehigh are included in Patriot's consolidated statement of income from the date of acquisition. At December 31, 2002, goodwill and core deposit intangibles arising from the transaction totaled $6,909,281 and $2,876,611, respectively. During 2001, the Financial Accounting Standards Board
(FASB) issued Statement No. 142. In accordance with Statement No. 142, Patriot continues to amortize the core deposit intangible, while goodwill is no longer amortized but is subject to periodic impairment testing.

         WEALTH MANAGEMENT FIRM ACQUISITION. On January 3, 2003, Patriot completed the acquisition of Bonds & Paulus Associates, Inc. (Bonds & Paulus), a wealth management firm headquartered in Chester County, Pennsylvania. Founded in 1993, Bonds & Paulus is a registered investment advisory firm, providing investment advisory and financial planning services to high net-worth individuals and families. Bonds & Paulus was merged into Patriot Advisors, a division of Patriot Bank Corp. that provides a full range of wealth and investment management services. The acquisition was accounted for as a purchase in 2003. Bonds & Paulus was purchased for $458,000 plus contingent consideration to be paid in shares of Patriot Bank Corp. common stock and will be based upon future revenues of Bonds & Paulus. Of the $458,000, $115,000 was paid in cash and 22,810 shares of Patriot Bank Corp. common stock having a value of $343,000 was issued at closing. Based upon current revenue levels, the total purchase price will approximate $1,300,000.

         PENSION BENEFITS SERVICE PROVIDER ACQUISITION. On January 17, 2003, Patriot completed the acquisition of Pension Benefits, Inc., a pension benefits service provider headquartered in West Chester, Pennsylvania. Founded in 1986, Pension Benefits Inc. is a third party administrator and a registered investment advisory firm, providing comprehensive retirement plan solutions to businesses. Pension Benefits, Inc. was merged into Patriot Advisors as well. The acquisition was accounted for as a purchase in 2003. Pension Benefits, Inc. was purchased for $829,000 plus contingent consideration to be paid in shares of Patriot Bank Corp. common stock and will be based upon future revenues of Pension Benefits, Inc. Of the $829,000, $414,500 was paid in cash and 27,338 shares of Patriot Bank Corp. common stock was issued at closing. Based upon current revenue levels, the total purchase price will approximate $1,600,000.

      RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

         SUMMARY. For the year ended December 31, 2002, Patriot reported net income of $7,698,000 or $1.26 diluted earnings per share. For the year ended December 31, 2001, Patriot reported net income of $6,099,000 or $1.02 diluted earnings per share. Return on average equity was 12.05% for 2002 and 10.52% for 2001.

         NET INTEREST INCOME. Net interest income for 2002 was $29,256,000 compared to $23,641,000 in 2001. The yield on Patriot's interest-earning assets decreased to 7.28% for the year 2002 compared to 7.71% for 2001. The decrease in yield on Patriot's interest-earning assets is a result of a decrease in interest rates. The cost of Patriot's interest-bearing liabilities was 3.98% for 2002 compared to 5.24% for 2001. The decrease in funding costs resulted from generally lower interest rates coupled with reductions in higher cost borrowings. Overall, Patriot's net interest margin increased to 3.35% for 2002 compared to 2.50% in 2001.

         Interest on loans was $49,020,000 for 2002 compared to $54,122,000 for 2001. The average balance of loans in 2002 was $635,788,000 with an average yield of 7.73% compared to an average balance of $653,460,000 with an average yield of 8.30% in 2001. The decrease in the average balance of loans is a result of Patriot allowing residential mortgages to run-off, offset by increases in commercial loans and leases. The decrease in average yield is primarily a result of a decrease in interest rates.

         Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $17,021,000 for 2002 compared to $21,220,000 for 2001. The average balance of the investment portfolio was $296,079,000 with an average yield of 6.41% for 2002 compared to an average balance of $333,872,000 with an average yield of 6.73% for 2001. The decrease in average balance is primarily due to Patriot allowing the investment portfolio to amortize so that it can be replaced with generally higher-yielding commercial loans and leases. The decrease in average yield is related to general decreases in market rates on securities.

         Interest on total deposits was $14,479,000 for 2002 compared to $27,690,000 for 2001. The average balance of total deposits was $518,051,000 with an average cost of 2.79% for 2002 compared to an average balance of $575,235,000 with an average cost of 4.81% for 2001. The decrease in the average balance of deposits is primarily the result of a decrease in Patriot's jumbo certificate of deposits, offset by increases in branch deposits which consists of money market accounts, transaction based deposit accounts and other certificates of deposits. The average balance on jumbo certificates of deposit decreased to $32,529,000 in 2002 compared to $105,530,000 in 2001. The average balance of retail deposits (total deposits less jumbo certificate of deposits) was $485,522,000 with an average cost of 2.68% for 2002 compared to an average balance of $469,705,000 with an average cost of 4.34% for 2001. The increase in average balance on retail deposits is the result of growth in savings, checking and money market accounts offset by a decrease in branch certificates of deposit. The overall decrease in the average cost on deposits is primarily the result of a decrease in interest rates and emphasis placed on lower cost transaction based deposit accounts.

         Interest on borrowings was $22,379,000 in 2002 compared to $24,519,000 in 2001. The average balance of borrowings was $407,687,000 with an average cost of 5.49% for 2002 compared to an average balance of $421,084,000 with an average cost of 5.82% for 2001. The decrease in the average balance of borrowings is primarily due to the use of funds provided by the run-off of the mortgage loan portfolio and growth in Patriot's branch deposits to repay borrowings, offset by growth in Patriot's commercial loan portfolio. The decrease in average cost is due to lower interest rates.

         SPREAD ANALYSIS. The following table sets forth Patriot's average balances and the yields on those balances for the years ended December 31, 2002, 2001 and 2000. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown, except where noted otherwise. The yields and costs include fees, which are considered adjustments to yields.

                                             FOR THE YEAR ENDED DECEMBER 31,
                                     ----------------------------------------------
                                                  2002
                                     ----------------------------     -------------
                                      AVERAGE              YIELD/     AVERAGE
                                      BALANCE   INTEREST    RATE      BALANCE
                                     --------   --------   ------     -------
ASSETS:
    Interest-earning assets:
    Interest-earning deposits.....   $  4,457    $    73     1.64%  $   13,682
    Investment and mortgage-
       backed securities(1) ......    296,079     17,021     6.41      333,872
    Loans and leases
       receivable, net(2).........    635,788     49,020     7.73      653,460
                                     --------    -------     ----   ----------
    Net interest-earning assets...    936,324     66,114     7.28    1,001,014
    Non-interest-earning assets...     59,783         --       --       56,549
                                     --------    -------     ----   ----------
    Total assets .................   $996,107    $66,114     6.85%  $1,057,563
                                     ========    =======     ====   ==========
LIABILITIES AND EQUITY:
    Interest-bearing liabilities:
    Core deposits..................  $270,801    $ 4,178     1.54%  $  225,845
    Retail Certificates of deposit.   214,721      8,815     4.11      243,860
    Brokered Certificates
       of deposit..................    32,529      1,486     4.57      105,530
                                     --------    -------     ----   ----------
    Total deposits.................   518,051     14,479     2.79      575,235
    Borrowings(3)..................   407,687     22,379     5.49      421,084
                                     --------    -------     ----   ----------
    Total interest-bearing
       liabilities.................   925,738     36,858     3.98      996,319
    Non-interest-bearing
       liabilities ................     6,475          -        -        3,266
                                     --------    -------     ----   ----------
    Total liabilities..............   932,213     36,858     3.95      999,585
    Equity.........................    63,894          -        -       57,978
                                     --------    -------     ----   ----------
    Total liabilities and equity...  $996,107    $36,858     3.70%  $1,057,563
                                     ========    =======     ====   ==========
    Net interest income............              $29,256
                                                 =======
    Net interest rate spread(4)....                          3.15%
                                                             ====
    Net interest margin(5).........                          3.35
    Ratio of interest-earning......
       assets to interest
       bearing liabilities.........    101.14%                          100.47%

                                         FOR THE YEAR ENDED DECEMBER 31,
                                     --------------------------------------------------
                                       2001                             2000
                                     --------------------------------------------------
                                                YIELD/    AVERAGE                YIELD/
                                     INTEREST    RATE     BALANCE     INTEREST    RATE
                                     --------   ------    -------     --------   ------
                                     (IN THOUSANDS)
ASSETS:
    Interest-earning assets:
    Interest-earning deposits.....   $    508     3.71%  $   12,330  $      422     3.42%
    Investment and mortgage-
       backed securities(1) ......     21,220     6.73      412,712      28,190     7.17
    Loans and leases
       receivable, net(2).........     54,122     8.30      666,171      55,531     8.33
                                     --------     ----   ----------  ----------     ----
    Net interest-earning assets...     75,850     7.71    1,091,213      84,143     7.82
    Non-interest-earning assets...         --       --       62,104          --       --
                                     --------     ----   ----------  ----------     ----
    Total assets .................   $ 75,850     7.30%  $1,153,317  $   84,143     7.42%
                                     ========     ====   ==========  ==========     ====
LIABILITIES AND EQUITY:
    Interest-bearing liabilities:
    Core deposits..................  $  5,763     2.55%  $  199,543  $    6,016     3.01%
    Retail Certificates of deposit     14,618     5.99      201,899      11,558     5.72
    Brokered Certificates
       of deposit..................     7,309     6.93      195,176      13,140     6.73
                                     --------     ----   ----------  ----------     ----
    Total deposits.................    27,690     4.81      596,618      30,714     5.15
    Borrowings(3)..................    24,519     5.82      504,666      30,757     6.01
                                     --------     ----   ----------  ----------     ----
    Total interest-bearing
       liabilities.................    52,209     5.24    1,101,284      61,471     5.58
    Non-interest-bearing
       liabilities ................        --       --        1,213          --       --
                                     --------     ----   ----------  ----------     ----
    Total liabilities..............    52,209     5.22    1,102,497      61,471     5.58
    Equity.........................        --       --       50,820          --       --
                                     --------     ----   ----------  ----------     ----
    Total liabilities and equity...  $ 52,209     4.94%  $1,153,317  $   61,471     5.34%
                                     ========     ====   ==========  ==========     ====
    Net interest income............  $ 23,641                        $   22,672
                                     ========                        ==========
    Net interest rate spread(4)....               2.36%                             2.08%
                                                  ====                              ====
    Net interest margin(5).........               2.50                              2.25
    Ratio of interest-earning
       assets to interest
       bearing liabilities.........                           99.09%

    ----------------

(1) Includes securities available for sale and held to maturity and unamortized discounts and premiums. The yield is presented on a tax equivalent basis for tax beneficial investments. The amount of tax beneficial interest associated with securities for 2002, 2001, and 2000 was $1,956,000, $1,250,000 and
    $1,401,000, respectively.

(2) Amount is net of deferred loan and lease fees, loans in process, discounts and premiums, and allowance for loan and lease losses and includes loans held for sale and non-performing loans and leases for which the accrual of interest has been discontinued. The yield is presented on a tax equivalent basis for tax beneficial loans. The amount of tax beneficial interest associated with loans and leases for 2002, 2001, and 2000 was $131,000, $115,000, and $118,000 respectively.

(3) Includes short-term, long-term and trust preferred borrowings.

(4) Net interest rate spread represents the difference between the average yield on total assets and the average cost of total liabilities and equity.

(5) Net interest margin represents the tax-equivalent net interest income divided by average interest-earning assets. The impact of the tax-equivalent calculation increased the net interest margin by .23% in 2002, .14% in 2001 and .13% in 2000 due to tax equivalent calculations.

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

                                                 YEAR ENDED DECEMBER 31, 2002            YEAR ENDED DECEMBER 31, 2001
                                                    COMPARED TO YEAR ENDED                 COMPARED TO YEAR ENDED
                                                        DECEMBER 31 2001                       DECEMBER 31, 2000
                                                       INCREASE (DECREASE)                     INCREASE(DECREASE)
                                                            DUE TO                                   DUE TO
                                             ------------------------------------     ----------------------------------
                                               VOLUME         RATE          NET        VOLUME         RATE         NET
                                             ----------    ---------     --------     --------      --------     -------
                                                                             (IN THOUSANDS)
INTEREST-EARNING ASSETS:

Interest-earning deposits...............     $     (342)   $     (93)    $   (435)    $     46      $     40     $   86
Investment and mortgage-
   backed securities....................         (2,543)      (1,656)      (4,199)      (5,653)       (1,317)     (6,970)
Loans receivable........................         (1,467)      (3,635)      (5,102)      (1,058)         (351)     (1,409)
                                             ----------    ---------     --------     --------      --------     -------
Total interest-earning assets...........         (4,352)      (5,384)      (9,736)      (6,665)       (1,628)     (8,293)
                                             ----------    ---------     --------     --------      --------     -------

INTEREST-BEARING LIABILITIES:
Deposits................................         (2,748)     (10,463)     (13,211)      (1,100)       (1,924)     (3,024)
Borrowings..............................           (780)      (1,360)      (2,140)      (5,024)       (1,214)     (6,238)
                                             ----------    ---------     --------     --------      --------     -------
Total interest-bearing liabilities......         (3,528)     (11,823)     (15,351)      (6,124)       (3,138)     (9,262)
                                             ----------    ---------     --------     --------      --------     -------
Net change in net interest income.......     $     (824)   $   6,439     $  5,615     $   (541)     $  1,510     $   969
                                             ==========    =========     ========     ========      ========     =======

         PROVISION FOR CREDIT LOSSES. The provision for credit losses was $4,075,000 for 2002 compared to $2,000,000 for 2001. See "Credit Quality" for a detailed discussion of Patriot's asset quality and reserving methodology.

         The following table sets forth the activity in the allowance for credit losses for the years indicated:

                                                                    AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------------
                                                                  2002      2001      2000      1999      1998
                                                                 ------    ------    ------    ------    ------
                                                                                (IN THOUSANDS)
Allowance, beginning of year ...............................     $6,199    $5,839    $6,082    $4,087    $2,512
Charge-offs:
   Commercial loans.........................................      1,280       640       675       443       253
   Commercial leases .......................................      1,858       798       436       130        --
   Residential loans........................................        158        79       102       249       114
   Home equity and consumer loans ..........................        347       355       268       243       145
                                                                 ------    ------    ------    ------    ------
       Total charge-offs ...................................      3,643     1,872     1,481     1,065       512
                                                                 ------    ------    ------    ------    ------
Recoveries:
   Commercial loans.........................................         95        39        16        27        --
   Commercial leases........................................        121       134        82        39        --
   Residential loans........................................         71        29        --        --        --
   Home equity and consumer loans ..........................          4        30        15        38         9
                                                                 ------    ------    ------    ------    ------
       Total recoveries ....................................        291       232       113       104         9
                                                                 ------    ------    ------    ------    ------
Net charge-offs.............................................      3,352     1,640     1,368       961       503
Acquired allowance..........................................         --        --        --     1,756       878
Provision charged to operations ............................      4,075     2,000     1,125     1,200     1,200
                                                                 ------    ------    ------    ------    ------
Allowance, end of year......................................     $6,922    $6,199    $5,839    $6,082    $4,087
                                                                 ======    ======    ======    ======    ======

Net charge-offs to average loans
   and leases...............................................        .53%      .25%      .21%      .17%      .11%
Allowance for credit losses as a
   percentage of year-end total loans ......................       1.11%      .95%      .88%      .96%      .79%

         NON-INTEREST INCOME. Total non-interest income was $7,241,000 for 2002 compared to $7,892,000 for 2001. The decrease in non-interest income was primarily due to $137,000 in losses recognized on the sale of investments securities in 2002 compared to $558,000 in gains in 2001. Patriot adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as of January 1, 2001. The cumulative effect of the adoption was a $204,000 decrease to consolidated income, net of $105,000 of tax benefit, resulting from the sale of securities transferred into "Available for Sale" during the first quarter in 2001. Other recurring non-interest income including loan and deposit fees and mortgage banking gains remained consistent in 2002 compared to 2001.

         NON-INTEREST EXPENSE. Total non-interest expense was $22,664,000 for 2002 compared to $20,768,000 for 2001. The increase in non-interest expense was primarily due to higher compensation costs due to increases in staffing associated with branch deposit and commercial lending growth offset by lower amortization costs. Patriot's tax effected efficiency ratio, was 58.94% in 2002 compared to 63.94% in 2001. The tax equivalent efficiency ratio is calculated by taking non-interest expense divided by non-interest income and net interest income before provision for credit losses. Net interest income before provision is adjusted to take into consideration tax beneficial investments and loans.

         INCOME TAX PROVISION. The income tax provision was $2,060,000 for 2002 compared to $2,462,000 for 2001. The effective tax rate for 2002 was 21.11% compared to 28.09% for 2001. The decrease in the effective tax rate is due to greater tax exempt interest from tax-exempt securities offset by the elimination of non-deductible goodwill.

                               FINANCIAL CONDITION

         LOAN PORTFOLIO. Patriot's primary portfolio loan products are commercial loans and leases and home equity loans on existing owner-occupied residential real estate. Patriot also offers residential construction loans and other consumer loans. Patriot has sold substantially all new residential mortgage (fixed and adjustable rate) originations since 2000.

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

         At December 31, 2002, Patriot's total loan portfolio was $618,217,000 compared to a total loan portfolio of $649,139,000 at December 31, 2001. The decrease in the loan portfolio is primarily the result of Patriot allowing residential mortgages to runoff, offset by an increase in commercial lending relationships.

         The following table sets forth the composition of Patriot's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated:

                                                                               AT DECEMBER 31,
                                                     -------------------------------------------------------------------
                                                              2002                   2001                   2000
                                                     ---------------------   --------------------   --------------------
                                                                  PERCENT                PERCENT                PERCENT
                                                      AMOUNT      OF TOTAL    AMOUNT     OF TOTAL    AMOUNT     OF TOTAL
                                                      ------      --------    ------     --------    ------     --------
                                                                                 (IN THOUSANDS)
Commercial Portfolio:
  Commercial loans...............................    $315,537       51.17%   $283,848      43.79%   $252,837      38.47%
  Commercial leases .............................      77,138       12.51      77,838      12.01      67,094      10.21
Consumer Portfolio:
  Home equity....................................      72,400       11.74      66,834      10.31      64,733       9.85
  Other consumer loans...........................       7,724        1.25       8,614       1.33       8,553       1.30
Mortgage Portfolio:
  Residential mortgages .........................     135,632       22.00     206,467      31.85     253,213      38.53
  Construction...................................       8,220        1.33       4,605        .71      10,779       1.64
                                                     --------     -------    --------    -------    --------    -------
Total loans and leases, gross....................     616,651      100.00%    648,206     100.00%    657,209     100.00%
  Deferred loan costs (fees)(1)..................       1,566                     933                   (730)
  Allowance for credit losses....................      (6,922)                 (6,199)                (5,839)
                                                     --------                --------               --------
    Total loans and leases, net..................    $611,295                $642,940               $650,640
                                                     ========                ========               ========

                                                                                           AT DECEMBER 31,
                                                                             -------------------------------------------
                                                                                     1999                   1998
                                                                             --------------------   --------------------
                                                                                         PERCENT                PERCENT
                                                                              AMOUNT     OF TOTAL    AMOUNT     OF TOTAL
                                                                              ------     --------    ------     --------
                                                                                            (IN THOUSANDS)
Commercial Portfolio:
  Commercial loans........................................................   $189,189      30.02%   $ 92,367      18.06%
  Commercial leases.......................................................     57,808       9.17      44,301       8.66
Consumer Portfolio:
  Home equity ............................................................     69,785      11.07      64,807      12.67
  Other consumer loans....................................................      9,081       1.44       4,336       0.85
Mortgage Portfolio:
  Residential mortgages ..................................................    293,852      46.64     300,232      58.73
  Construction............................................................     10,481       1.66       5,267       1.03
                                                                             --------    -------    --------    -------
Total loans and leases, gross.............................................    630,196     100.00%    511,310     100.00%
  Deferred loan fees(1)...................................................     (2,136)                (2,230)
  Allowance for credit losses ............................................     (6,082)                (4,087)
    Total loans and leases, net ..........................................   $621,978               $504,993
                                                                             ========               ========

------------
(1) Patriot's focus is on growing its commercial loan, lease and consumer portfolios while allowing mortgage loans to run-off. There tends to be more deferred costs associated with originating commercial loans and leases as compared to originating mortgage loans, which have more deferred fees. As a result, Patriot's position transitioned from $(2,230,000), $(2,136,000) and $(730,000), in net deferred fees in 1998, 1999 and 2000, respectively, to $933,000 and $1,566,000, in net deferred costs in 2001 and 2002, respectively.

         LOAN MATURITY. The following table sets forth the maturity schedule for Patriot's loan portfolio (excluding residential mortgages and consumer loans):

                                                        AMOUNTS MATURING AT DECEMBER 31, 2002
                                                     --------------------------------------------
                                                      IN ONE       AFTER      AFTER
                                                       YEAR        ONE TO      FIVE
                                                     OR LESS     FIVE YEARS   YEARS       TOTAL
                                                     --------    ----------   -----       -----
                                                                   (IN THOUSANDS)
Loan Maturity Schedule:
Commercial loans.................................    $ 75,053     $198,144   $ 21,137    $294,334
Commercial construction loans....................      13,236        7,235        732      21,203
Commercial leases................................      28,523       48,178        437      77,138
Residential construction loans...................       8,220           --         --       8,220
                                                     --------     --------   --------    --------
     Total.......................................    $125,032     $253,557   $ 22,306    $400,895
                                                     ========     ========   ========    ========
Fixed rates......................................    $ 69,100     $235,606   $ 13,836    $318,542
Adjustable rates.................................      55,932       17,951      8,470      82,353
                                                     --------     --------   --------    --------
     Total.......................................    $125,032     $253,557   $ 22,306    $400,895
                                                     ========     ========   ========    ========

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

         Patriot accrues interest on all loans and leases until management determines that the collection of interest is doubtful (generally when a loan or lease is 90 days or more delinquent). Upon discontinuance of interest accrual, all unpaid accrued interest is reversed. Patriot generally requires appraisals on an annual basis on foreclosed properties. Patriot generally conducts inspections on foreclosed properties on at least a quarterly basis.

         At December 31, 2002, non-performing assets ("NPAs") were $6,672,000 or 0.67% of total assets compared to $5,335,000 or .53% of total assets at December 31, 2001. The ratio of non-performing assets to total assets has grown during the past year. The increase is predominantly associated with generally weaker economic conditions in Patriot's lending markets. Patriot controls its level of non-performing assets by quickly identifying problem assets and resolving them in an expedient manner. At December 31, 2002, Patriot had no restructured loans within the meaning of SFAS No. 15 and no potential problem loans within the meaning of the Securities and Exchange Commission Guide 3.

         The following table sets forth information regarding non-performing assets:

                                                                           AT DECEMBER 31,
                                                     -------------------------------------------------------
                                                       2002         2001       2000        1999       1998
                                                       ----         ----       ----        ----       ----
                                                                           (IN THOUSANDS)
Non-accrual loans and leases
    greater than 90 days past due:
  Commercial loans...............................    $  3,601     $  2,047   $  1,593    $    189   $    159
  Commercial leases..............................         657          686        502          56         75
  Home equity and consumer.......................          58          184        255         373        212
  Residential mortgages..........................       1,031        1,636      1,142         591        494
                                                     --------     --------   --------    --------   --------
Total non-accrual loans and leases
    greater than 90 days past due................       5,347        4,553      3,492       1,209        940
                                                     --------     --------   --------    --------   --------
Non-accrual loans and leases less
  than 90 days past due:
  Commercial loans...............................         292           30        208          --         --
  Commercial leases..............................         355          116         --          --         --
  Home equity and consumer.......................          38          133         22          74         31
  Residential mortgages..........................         236          154        166         242         98
                                                     --------     --------   --------    --------   --------
Total non-accrual loans and
  leases less than 90 days past due..............         921          433        396         316        129
                                                     --------     --------   --------    --------   --------
Total non-performing loans.......................       6,268        4,986      3,888       1,525      1,069
Real Estate Owned (REO)..........................         404          349         62         193         58
                                                     --------     --------   --------    --------   --------
Total non-performing assets......................    $  6,672     $  5,335   $  3,950    $  1,718   $  1,127
                                                     ========     ========   ========    ========   ========

Allowance for credit losses as a
  percent of loans receivable....................        1.11%         .95%       .88%        .96%       .79%
Non-performing loans as a percent
  of total Loans receivable......................        1.01          .76        .59         .24        .21
Non-performing assets as a percent
  of total assets................................         .67          .53        .35         .15        .11

         ALLOWANCE FOR CREDIT LOSSES. The allowance for losses on loans is based on management's ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the portfolios, delinquency statistics, results of loan review and related classifications, and historic loss rates. In addition, certain individual loans which management has identified as problematic are specifically provided for, based upon an evaluation of the borrower's perceived ability to pay, the estimated adequacy of the underlying collateral and other relevant factors. In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for credit losses. They may require additions to the allowance based upon their judgements about information available to them at the time of examination. Although provisions have been established and segmented by type of loan, based upon management's assessment of their differing inherent loss characteristics, the entire allowance for losses on loans is available to absorb further loan losses in any category.

         Management uses significant estimates to determine the allowance for credit losses. Since the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond Patriot's control, it is at least reasonably possible that management's estimate of the allowance for credit losses and actual results could differ in the near term.

         Patriot's total loans consist of four distinct portfolios. Each of which is monitored and analyzed seperately.

         Residential mortgage loans comprise 23.33% of total loans. The mortgage loan portfolio is seasoned as Patriot has been in the mortgage lending business for many years and has sold substantially all new mortgage originations in the past three years. The level of non-performing assets in the mortgage portfolio decreased during 2002 in correlation to the overall mortgage portfolio. The ratio of non-performing assets to the total mortgage portfolio remained relatively stable from 2001 to 2002. Management believes current levels can be attributed to the current recessionary phase of the credit cycle and a relatively low reference point in previous years' balances. Patriot's mortgage loans are generally well collateralized and historically Patriot has experienced minimal losses on these loans. Because of Patriot's consistent history in mortgage lending and the long-term nature of this portfolio, Patriot predominately relies upon an internal regression analysis that uses historical data to estimate losses inherent in the portfolio.

         Consumer loans comprise 12.99% of total loans and consist mostly of home equity loans and home equity lines of credit. The consumer loan portfolio also is mature as Patriot has been in the consumer lending business for many years. As with mortgage lending Patriot predominantly uses an internal regression analysis that uses historical data to estimate losses inherent in the portfolio.

         Commercial loans comprise 51.17% of total loans. Patriot entered the commercial lending business in 1996 and has grown the portfolio into a substantial portion of total loans. Patriot uses historical data to prepare regression models to monitor trends of charge-offs and recoveries and establish appropriate allowance levels. The level of non-performing assets in the commercial lending portfolio increased during 2002. Patriot attributes recent recessionary conditions to the increase in non-performing commercial assets. Patriot also closely monitors local economic and business trends relative to its commercial lending portfolio to estimate the effect those trends may have on potential losses. Patriot's commercial loan portfolio contains some loans that are substantially larger than the loans within other portfolios. The potential loss associated with an individual loan could have a significant impact on the allowance and charge-off levels at Patriot. Therefore Patriot closely monitors these loans and will specifically reserve for individual loans which exhibit weakness.

         Commercial leases comprise 12.51% of total loans. Patriot entered the commercial leasing business in 1998 principally through the acquisition of KFL. Patriot's leasing portfolio has a short, approximately 3-year life. Patriot performs an internal regression analysis on this portfolio using historical data (including KFL data). Patriot also closely monitors regional and national economic business trends relative to its commercial leasing portfolio to estimate the effects those trend may have on potential losses.

         During 2002 Patriot experienced an increase in the level of chargeoffs in the commercial leasing portfolio. Patriot attributes the increase to a general weakness in the overall economy, relatively low previous year levels and higher delinquency trends in certain sectors of the portfolio. In response to the elevated levels Patriot enhanced it's policies, procedures and resources related to the credit administration for the leasing portfolio. The result of these enhancements has been a steady improvement in charge-offs, delinquencies and nonperforming leases in the latter part of 2002.

         Patriot's percentage of loan loss reserves to total loans increased from .95% in 2001 to 1.11% in 2002, which correlates to Patriot's growth in its higher risk commercial loan and lease portfolios. During 2002, Patriot's loan and lease portfolios decreased from $649,139,000 at December 31, 2001, to $618,217,000. The decrease in the loan portfolios is attributed to the run-off of mortgage loans offset by growth in the commercial loan portfolio. Based on the growth in the commercial loan portfolio and the increased level of non-performing loans and leases, management determined a provision of $4,075,000 was necessary to adequately address the losses inherent in Patriot's loan and lease portfolios. Patriot believes that the allowance provides for known and inherent credit losses at December 31, 2002.

         The following table sets forth management's allocation of the allowance for credit losses at the dates indicated:

                                                                    AT DECEMBER 31,
                              ------------------------------------------------------------------------------------------------------
                                          2002                            2001                               2000
                              ------------------------------   --------------------------------    ---------------------------------
                                                  PERCENT OF                          PERCENT OF                          PERCENT OF
                                        PERCENT    LOANS IN              PERCENT OF     LOANS IN             PERCENT OF    LOANS IN
                                       ALLOWANCE     EACH                 ALLOWANCE      EACH                ALLOWANCE       EACH
                                          TO       CATEGORY                  TO        CATEGORY                 TO         CATEGORY
                                         TOTAL     TO TOTAL                TOTAL       TO TOTAL                TOTAL       TO TOTAL
                              AMOUNT   ALLOWANCE    LOANS       AMOUNT    ALLOWANCE     LOANS      AMOUNT    ALLOWANCE       LOANS
                              ------   ---------   ----------   ------   ----------   ----------   ------    ---------    ----------
                                                                         (IN THOUSANDS)
Commercial loans
 and leases.................  $5,703      82.39%       63.68%    $4,767       76.90%       55.80%   $4,312       73.84%       48.46%
Home equity and consumer         734      10.60        12.99        654       10.55        11.64       624       10.69        11.15
Residential mortgages.......     485       7.01        23.33        778       12.55        32.56       903       15.47        40.39
                              ------     ------       ------     ------      ------       ------    ------      ------       ------
  Total valuation allowances  $6,922     100.00%      100.00%    $6,199      100.00%      100.00%   $5,839      100.00%      100.00%
                              ======     ======       ======     ======      ======       ======    ======      ======       ======

                                                                                             AT DECEMBER 31,
                                                                --------------------------------------------------------------------
                                                                               1999                               1998
                                                                ----------------------------------  --------------------------------
                                                                                      PERCENT OF                          PERCENT OF
                                                                         PERCENT OF    LOANS IN              PERCENT OF    LOANS IN
                                                                         ALLOWANCE       EACH                ALLOWANCE       EACH
                                                                             TO        CATEGORY                  TO        CATEGORY
                                                                           TOTAL       TO TOTAL                TOTAL       TO TOTAL
                                                                 AMOUNT   ALLOWANCE     LOANS       AMOUNT   ALLOWANCE      LOANS
                                                                 ------  ----------   ----------    ------   ----------   ----------
                                                                                               (IN THOUSANDS)
Commercial loans and leases...................................   $3,605      59.27%       39.02%   $2,131      52.13%         26.72%
Home equity and consumer......................................      968      15.92        12.46       683      16.72          13.52
Residential mortgages.........................................    1,509      24.81        48.52     1,273      31.15          59.76
                                                                 ------     ------       ------    ------     ------         ------
  Total valuation allowances..................................   $6,082     100.00%      100.00%   $4,087     100.00%        100.00%
                                                                 ======     ======       ======    ======     ======         ======

         CASH AND CASH EQUIVALENTS. Cash and cash equivalents at December 31, 2002, were $16,839,000 compared to $21,466,000 at December 31, 2001. The decrease in cash and cash equivalents was primarily due to temporary timing differences.

         SECURITIES. Investment securities consist of US Treasury and government agency securities, corporate debt and equity securities. Mortgage-backed securities consist of securities generally issued by either the FHLMC, FNMA or the Government National Mortgage Association ("GNMA"). Collateralized Mortgage Obligations ("CMOs") consist of securities issued by the FHLMC, FNMA or private issuers.

         Total investment and mortgage-backed securities at December 31, 2002, were $315,868,000 compared to $291,249,000 at December 31, 2001. The increase in investment and mortgage-backed securities is primarily due to $199,135,000 of investment purchases offset by $180,193,000 of principal repayments, sales, calls and maturities.

         The following table sets forth certain information regarding the amortized cost and market value of investment and mortgage-backed securities at the dates indicated:

                                                                               AT DECEMBER 31,
                                                    ----------------------------------------------------------------------
                                                            2002                    2001                      2000
                                                    ---------------------   ---------------------     ---------------------
                                                    AMORTIZED     FAIR      AMORTIZED      FAIR       AMORTIZED     FAIR
                                                      COST        VALUE       COST        VALUE         COST        VALUE
                                                    ---------     -----     ---------     -----       ---------     -----
                                                                                (IN THOUSANDS)
AVAILABLE FOR SALE:
Investment securities:
  US Treasury and government
    agency securities ..........................    $  66,304   $  66,251   $  31,475    $ 29,837     $      --   $     --
  Corporate securities..........................       22,724      21,388      16,582      14,953        17,084     15,107
  Equity securities ............................       92,222      96,572      67,966      69,695        67,877     69,162
Mortgage-backed securities:
  FHLMC.........................................       67,523      68,142       5,194       5,197           613        620
  FNMA..........................................       55,821      56,127      45,466      45,446            --         --
  GNMA .........................................           96         109         120         132            --         --
Collateralized mortgage obligations:
  FHLMC.........................................        2,960       2,978      44,879      45,252            --         --
  FNMA..........................................        3,689       3,794      33,632      34,144            --         --
  Other.........................................          505         507       2,938       2,956            --         --
                                                    ---------   ---------   ---------    --------     ---------   --------
       Total investment and mortgage-
        backed securities available
        for sale................................    $ 311,844   $ 315,868    $248,252    $247,612     $  85,574   $ 84,889
                                                    =========   =========   =========    ========     =========   ========

HELD TO MATURITY:
Investment securities:
  US Treasury and government
    agency securities ..........................    $      --   $      --   $  14,388    $ 14,504     $  76,545   $ 73,558
  Corporate securities..........................           --          --       1,000       1,001         1,001      1,000
Mortgage-backed securities:
  FHLMC ........................................           --          --       1,662       1,652         3,446      3,426
  FNMA .........................................           --          --       1,680       1,709        48,462     49,884
  GNMA .........................................           --          --       2,245       2,237         3,573      3,528
Collateralized mortgage obligations:
  FHLMC ........................................           --          --      16,186      15,617        90,920     89,922
  FNMA..........................................           --          --       6,476       6,358        70,043     69,767
  Other ........................................           --          --          --          --         6,196      6,175
  CMBS .........................................           --          --          --          --         2,303      2,425
                                                    ---------   ---------   ---------    --------     ---------   --------
       Total investment and mortgage-
        backed securities held
        to maturity ............................    $      --   $      --   $  43,637    $ 43,078     $ 302,489   $299,685
                                                    =========   =========   =========    ========     =========   ========

         Pursuant to an interest rate risk strategy to reduce the asset sensitivity of the bank, certain adjustable rate held to maturity securities were sold during 2002. Consequently, the remaining held to maturity portfolio of $31,537,000 has been reclassified to available for sale.

         The following table sets forth certain information regarding the carrying value, weighted average yield and contractual maturities of Patriot's investment and mortgage-backed securities as of December 31, 2002.

                                                                             MORE THAN ONE YEAR       MORE THAN FIVE YEARS
                                                      ONE YEAR OR LESS         TO FIVE YEARS           TO TEN YEARS
                                                    ---------------------    ---------------------     --------------------
                                                                WEIGHTED                 WEIGHTED                 WEIGHTED
                                                     CARRYING    AVERAGE     CARRYING     AVERAGE      CARRYING    AVERAGE
                                                       VALUE      YIELD        VALUE       YIELD         VALUE      YIELD
                                                     --------   ---------    --------    --------      --------   --------
                                                                               (IN THOUSANDS)
AVAILABLE FOR SALE:
Investment securities:
  U.S. Treasury and
    government securities.......................    $   2,560      5.43%     $      --        --%      $      --       --%
  Corporate securities..........................           --        --            100      2.00              --       --
  State and municipal securities ...............           --        --             --        --             224     6.21
  Equity securities ............................           --        --             --        --              --       --
Mortgage-backed securities:
  FHLMC.........................................        5,990      4.93         11,804      4.94          19,174     4.94
  FNMA..........................................        4,355      4.77          9,964      4.74          15,755     4.70
  GNMA .........................................           40      8.78             15      8.55              29     8.55
Collateralized Mortgage Obligations:
  FHLMC.........................................        2,948      6.33             25      8.08               1     5.86
  FNMA..........................................          948      6.00            339      5.79             546     5.78
  Other.........................................           16      6.50             54      6.50              77     6.50
                                                    ---------      ----      ---------      ----       ---------     ----
       Total available for sale.................    $  16,857      5.28%     $  22,301      4.86%      $  35,806     6.45%
                                                    =========      ====      =========      ====       =========     ====

                                                     MORE THAN TEN YEARS     NO STATED MATURITY               TOTAL
                                                    ---------------------   ---------------------     --------------------
                                                                WEIGHTED                 WEIGHTED                 WEIGHTED
                                                    CARRYING     AVERAGE    CARRYING     AVERAGE      CARRYING    AVERAGE
                                                      VALUE       YIELD       VALUE       YIELD         VALUE      YIELD
                                                    ---------   --------    ---------    --------     ---------   --------
                                                                                (IN THOUSANDS)
AVAILABLE FOR SALE:
Investment securities:
  U.S. Treasury and
    government securities.......................    $  31,654     7.07%     $      --        --%      $  34,214     6.95%
  Corporate securities..........................       21,288     8.22             --        --          21,388     8.19
  State and municipal securities ...............       31,813     7.23             --        --          32,037     7.23
  Equity securities ............................           --       --         96,572      6.68          96,572     6.68
Mortgage-backed securities:
  FHLMC.........................................       31,174     4.98             --        --          68,142     4.96
  FNMA..........................................       26,053     5.12             --        --          56,127     4.91
  GNMA .........................................           25     8.52             --        --             109     8.63
Collateralized Mortgage Obligations:
  FHLMC.........................................            4     5.86             --        --           2,978     6.34
  FNMA..........................................        1,961     5.78             --        --           3,794     5.84
  Other.........................................          360     6.50             --        --             507     6.50
                                                    ---------     ----      ---------      ----       ---------     ----
       Total available for sale.................    $ 144,332     6.45%     $  96,572      6.68%      $ 315,868     6.17%
                                                    =========     ====      =========      ====       =========     ====

         The following table represents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies and corporations) having an aggregate book value in excess of 10% of Patriot's shareholders' equity that were held at December 31, 2002:

                                                                                                AT DECEMBER 31, 2002
                                                                                         ---------------------------------
EQUITY SECURITY:                                                                         CARRYING VALUE          FAIR VALUE
                                                                                         --------------          ----------
                                                                                                     (IN THOUSANDS)
FHLMC preferred stock ...............................................................    $      67,626           $   71,341
FHLB stock ..........................................................................    $      17,949           $   17,949

         OTHER ASSETS. Other Assets at December 31, 2002, were $4,743,000 compared to $6,732,000 at December 31, 2001. The decrease in other assets was primarily attributable to adjustments to Patriot's deferred tax position related to unrealized gains on investments and mortgage backed securities available for sale.

         DEPOSITS. Deposits are generally attracted from within Patriot's primary market area through the offering of various deposit instruments, including checking accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Patriot also solicits brokered deposits from various sources.

         Total deposits at December 31, 2002, were $519,120,000 compared to $533,863,000 at December 31, 2001. Of that decrease, $17,548,000 was related to brokered deposits and $34,831,000 was related to higher costing retail certificates of deposits, replaced by a $37,636,000 increase in lower costing core deposits. The reduction in brokered deposits was part of Patriot's strategy to deleverage the balance sheet and reduce the dependence on brokered funding.

         The following table sets forth the distribution of average deposit accounts for the periods indicated and the weighted average yield on each category of deposit presented:

                                                                 FOR THE YEAR ENDED DECEMBER  31,
                                     -------------------------------------------------------------------------------------------
                                                 2002                           2001                           2000
                                     -----------------------------  ----------------------------  ------------------------------
                                               PERCENT                        PERCENT                        PERCENT
                                               OF TOTAL   WEIGHTED            OF TOTAL  WEIGHTED            OF TOTAL    WEIGHTED
                                     AVERAGE   AVERAGE    AVERAGE    AVERAGE  AVERAGE   AVERAGE   AVERAGE    AVERAGE     AVERAGE
                                     BALANCE   DEPOSITS    YIELD     BALANCE  DEPOSITS   YIELD    BALANCE    DEPOSITS     YIELD
                                     -------   --------   --------   -------  --------  --------  -------   ---------   --------
                                                                           (IN THOUSANDS)
Money market deposits.............   $140,575   27.14%      2.13%   $130,667    22.72%     3.80%  $103,493    17.35%      4.84%
Savings deposits..................     55,726   10.76       1.87      32,351     5.62      1.92     32,907     5.52       2.45
Transaction deposits..............     74,500   14.38       0.19      62,827    10.92      0.28     63,143    10.58       0.29
Branch certificates
  of deposit .....................    214,721   41.44       4.11     243,860    42.39      5.99    201,899    33.84       5.71
                                     --------  ------       ----    --------   ------      ----   --------   ------       ----
Total branch deposits.............    485,522   93.72       2.68     469,705    81.65      4.34    401,442    67.29       4.37
Jumbo certificates
  of deposit......................     32,529    6.28       4.57     105,530    18.35      6.93    195,176    32.71       6.71
Total deposits....................   $518,051  100.00%      2.79%   $575,235   100.00%     4.81%  $596,618   100.00%      5.13%
                                     ========  ======       ====    ========   ======      ====   ========   ======       ====

         At December 31, 2002, the Company had $51,719,000 in brokered and branch certificate of deposit accounts in amounts of $100,000 or more maturing as follows.

                                          (IN THOUSANDS)
Three months or less .................................................................  $  6,925
Over three through six months.........................................................     1,112
Over six through 12 months............................................................    21,823
Over 12 months .......................................................................    21,859
                                                                                        --------
  Total...............................................................................  $ 51,719
                                                                                        ========

         BORROWINGS. Patriot utilizes borrowings as a source of funds for its growth strategy and its asset/liability management. Patriot is eligible to obtain advances from the FHLB upon the security of certain loan portfolios, mortgage-backed securities, and investment securities, provided certain standards related to creditworthiness have been met. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. Patriot also uses repurchase agreements and Federal Funds as a funding source. Repurchase agreements are generally short-term obligations collateralized by government agency and other securities. Federal Funds are transactions that are typically between financial institutions and are short-term unsecured borrowings.

         During 2002, FHLB (short-term and long-term) advances decreased $39,006,000. These borrowings were replaced with less expensive Federal Funds and customer repurchase agreements, $20,000,000 and $14,210,000 respectively. Patriot also issued $5,000,000 of adjustable rate trust preferred securities and repurchased $2,500,000 of its fixed rate trust preferred issue. There was a shift in the maturity of the borrowing portfolio. Short-term borrowings increased $85,210,000, which was accomplished through the prepayment and maturity of FHLB advances. This increase in short-term borrowings better compliments certain adjustable rate loan and investment portfolios.

         The following table presents certain information regarding borrowed funds:

                                                                             AT DECEMBER 31,
                                               ---------------------------------------------------------------------
                                                       2002                      2001                   2000
                                               ---------------------    ---------------------    -------------------
                                                            AVERAGE                   AVERAGE                AVERAGE
                                               BALANCE        RATE      BALANCE        RATE      BALANCE      RATE
                                               --------     -------     --------      -------    --------    -------
                                                                             (IN THOUSANDS)
Federal Funds purchased......................  $ 20,000       1.22%     $     --          --%    $     --        --
FHLB advances ...............................   348,173       4.59       387,179        5.57      317,186      5.67
Repurchase agreements .......................    14,210       1.79            --          --       80,651      6.48
Trust preferred .............................    20,500       9.27        18,000       10.59       19,000     10.62
                                               --------       ----      --------       -----     --------     -----
  Total borrowings outstanding ..............  $402,883       4.56%     $405,179        5.79%    $416,837      6.06%
                                               ========       ====      ========        ====     ========      ====

Short-term (less than 1 year)................  $155,210       2.56%     $ 70,000        6.31%    $ 80,651      6.13%
Long-term (over 1 year) .....................   247,673       5.82       335,179        5.68      336,186      5.97
                                               --------       ----      --------       -----     --------     -----
  Total borrowings outstanding ..............  $402,883       4.56%     $405,179        5.79%    $416,837      6.06%
                                               ========       ====      ========        ====     ========      ====

         SHAREHOLDERS' EQUITY. Total shareholders' equity was $65,945,000 at December 31, 2002 compared to $61,706,000 at December 31, 2001. The increase was primarily a result of net income offset by the repurchase of shares of Patriot Bank Corp. common stock, cash dividends paid and an increase in accumulated other comprehensive income.

                          CRITICAL ACCOUNTING POLICIES

ALLOWANCE FOR CREDIT LOSSES

         The allowance for losses on loans is based on management's ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the portfolios, delinquency statistics, results of loan review and related classifications, and historic loss rates. In addition, certain individual loans which management has identified as problematic are specifically provided for, based upon an evaluation of the borrower's perceived ability to pay, the estimated adequacy of the underlying collateral and other relevant factors. In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for credit losses. They may require additions to the allowance based upon their judgements about information available to them at the time of examination. Although provisions have been established and segmented by type of loan, based upon management's assessment of their differing inherent loss characteristics, the entire allowance for losses on loans is available to absorb further loan losses in any category.

         Management uses significant estimates to determine the allowance for credit losses. Since the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond Patriot's control, it is at least reasonably possible that management's estimate of the allowance for credit losses and actual results could differ in the near term.

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

REO AND OTHER REPOSSESSED PROPERTY

         Real estate owned is defined to include real estate Patriot acquires through foreclosure. REO is recorded on Patriot's books at the lower of Patriot's carrying value in the loan or the fair value of the property as of the date of transfer to REO. Any excess of the recorded investment in the loan over the fair market value is charged against Patriot's loan loss reserve.

         Other repossessed property consists mostly of leased equipment returned to Patriot at the end of the lease. The off-lease equipment is recorded on Patriot's books at the lower of Patriot's carrying value in the lease or the fair value of the equipment as of the date of transfer to other repossessed property. Any excess of the recorded investment in the lease over the fair market value is recorded as a loss. Additionally, valuation of REO and other repossessed property is dependent to a great extent on current economic, market and geographic conditions, and that may, at least in part be beyond Patriot's control. It is at least reasonably possible that management's estimates included in the valuation of REO and other repossessed property could change in the near term. Patriot's current judgement is that the valuation of REO and other repossessed property remains appropriate at December 31, 2002.

                        LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY. Patriot's primary sources of funds are deposits, principal and interest payments on loans, principal and interest payments on investment and mortgage-backed securities, FHLB advances, Federal Funds and repurchase agreements. While maturities and scheduled amortization of loans and investment and mortgage-backed securities are predictable sources of funds, deposit inflows and loan and mortgage-backed security prepayments are greatly influenced by economic conditions, general interest rates and competition. Therefore, Patriot manages its balance sheet to provide adequate liquidity based upon various economic, interest rate and competitive assumptions and in light of profitability measures.

         During 2002, $181,545,000 of liquidity was provided from the repayment and sale of mortgage-backed securities. Additional liquidity of $60,412,000 was provided by the repayment of loans and $37,635,000 by core deposit growth. These funds were invested in $199,135,000 of investment securities and $33,644,000 in commercial loans. Excess funds were used to repay $34,831,000 and $17,548,000 of branch certificates of deposit and brokered certificates of deposit, respectively.

         At December 31, 2002, Patriot had outstanding loan commitments of $90,337,000. Patriot anticipates that it will have sufficient funds available to meet its loan commitments. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2002, totaled $131,299,000. Based upon historical experience, Patriot expects that substantially all of the maturing certificates of deposit will be retained at maturity, excluding wholesale certificates in the amount of $29,532,000.

         CAPITAL RESOURCES. FDIC regulations currently require companies to maintain a minimum leverage capital ratio of not less than 3% of tier 1 capital to total adjusted assets, a tier 1 capital ratio of not less than 4% of risk-adjusted assets, and a minimum risk-based total capital ratio (based upon credit risk) of not less than 8%. The FDIC requires a minimum leverage capital requirement of 3% for institutions rated composite 1 under the CAMELS rating system. For all other institutions, the minimum leverage capital requirement is 3% plus at least an additional 1% to 2% (100 to 200 basis points). A bank is considered "well capitalized" if it maintains a minimum leverage capital ratio of not less than 5% of tier 1 capital to total adjusted assets, a tier 1 capital ratio of not less than 6% of risk adjusted assets, and a minimum risk-based total capital ratio (based upon credit risk) of not less than 10%. At December 31, 2002, Patriot Bank's and Patriot Bank Corp.'s capital ratios exceeded all requirements to be considered well capitalized. The following table sets forth the capital ratios of Patriot Bank Corp., Patriot Bank and the current regulatory requirements at December 31, 2002:

                                                                      AS OF DECEMBER   31, 2002
                                                 -----------------------------------------------------------------
                                                                                                    TO BE WELL
                                                                                                 CAPITALIZED UNDER
                                                                              FOR CAPITAL        PROMPT CORRECTIVE
                                                        ACTUAL             ADEQUACY PURPOSES           ACTION
                                                 -------------------       ------------------    -----------------
                                                 AMOUNT        RATIO       AMOUNT       RATIO    AMOUNT      RATIO
                                                 ------        -----       ------       -----    ------      -----
                                                                            (IN THOUSANDS)
Total capital (to risk weighted assets)
Patriot Bank Corp..............................  $81,013       12.61%      $51,376        8%     $64,220      10%
Patriot Bank...................................   79,350       12.35%       51,400        8%      64,250      10%

Tier I capital (to risk-weighted assets)
Patriot Bank Corp..............................   72,134       11.23%       25,688        4%      38,532      6%
Patriot Bank...................................   70,398       10.96%       25,700        4%      38,550      6%

Tier I capital (to average assets)
Patriot Bank Corp..............................   72,134        7.33%       39,378        4%      49,223      5%
Patriot Bank ..................................   70,398        7.15%       39,378        4%      49,223      5%

         MANAGEMENT OF INTEREST RATE RISK. The principal objective of Patriot's interest rate risk management function is to evaluate the interest rate risk included in certain on and off balance sheet accounts, determine the level of risk appropriate given Patriot's business focus, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board approved guidelines. Through such management, Patriot seeks to reduce the vulnerability of its net interest income to changes in interest rates. Patriot's Board of Directors has established an Asset/Liability Committee, which is responsible for reviewing its asset/liability and interest rate position and making decisions involving asset/liability considerations. The Asset/Liability Committee meets regularly and reports trends and Patriot's interest rate risk position to the Board of Directors.

         The Company uses three complementary methods to analyze and measure interest rate risk as part of the overall management of interest rate risk. They are income simulation modeling, estimates of economic value of equity, and static gap analysis. The combination of these three methods provides a reasonably comprehensive summary of the level of interest rate risk of the Company when exposed to time factors and changes in interest rate environments.

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

         Through the use of income simulation modeling the company has calculated an estimate of net interest income for the year ending December 31, 2003, based upon the assets, liabilities and off-balance sheet financial instruments in existence at December 31, 2002. Patriot has also estimated changes to that estimated net interest income based upon interest rates rising or falling in monthly increments ("rate ramps"). Rate ramps assume that all interest rates increase or decrease in monthly increments evenly throughout the period modeled, with a floor of 25bp. The following table reflects the estimated percentage change in estimated net interest income for the year ending December 31, 2003 resulting from changes in interest rates.

    RATE RAMP
TO INTEREST RATES                     % CHANGE
-----------------                     --------
       +2%                             (1.59%)
       -2%                              (.02%)

         Economic value of equity ("EVE") estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. As part of this evaluation the company has contracted with an independent consultant to perform an extensive core deposit analysis to appropriately estimate the discounted present value of the retail deposit franchise. Upward and downward rate shocks are used to measure volatility in relation to such interest rate movements in relation to an unchanged environment. This method of measurement primarily evaluates the longer term repricing risks and options in the Company's balance sheet. The Company has established policy limits for upward and downward rate shocks of 20% of economic value of equity at risk for every 100 basis points of interest rate shock. Additionally the Company has a policy limit that the ratio of EVE adjusted equity to EVE adjusted assets will be maintained above a 5% ratio. The following table reflects the estimated economic value of equity at risk and the ratio of EVE adjusted equity to EVE adjusted assets at December 31, 2002, resulting from shocks to interest rates.

                   PRECENT CHAANGE     EVE EQUITY/
RATE SHOCK            FROM BASE         EVE ASSETS
----------         ---------------     -----------
    +2%                -12.55%            11.39%
    +1%                 -5.14%            12.01%
   Base                                   12.32%
    -1%                 -5.70%            11.42%
    -2%                -15.94%            10.03%

         The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or re-price within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or re-pricing within a specific time period and the amount of interest-bearing liabilities maturing or re-pricing within that time period.

         The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002, which are anticipated, based upon certain assumptions, to re-price or mature in each of the future time periods shown. Loan amounts reflect principal balances expected to be repaid and/or re-priced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans and as a result of contractual rate adjustments on adjustable-rate loans. Estimated prepayment rates were applied to mortgage loans and mortgage-backed securities based upon industry expectations. Core deposit decay rates have been estimated based upon a historical analysis of core deposit trends. With the exceptions noted above, the amount of assets and liabilities shown which re-price or mature during a particular period were determined in accordance with the earlier of term to re-pricing or the contractual maturity of the asset or liability. The table sets forth the gap and cumulative gap as a percentage of total assets at December 31, 2002:

                                                                    0-90        91-180        181-365
                                                                    DAYS         DAYS          DAYS
                                                                    ----        ------        -------
GAP to Total Assets............................................     8.55%       4.88%         -1.84%
Cumulative GAP to Total Assets ................................     8.55%      13.43%         11.59%

         As shown above, the company has a positive cumulative gap (interest sensitive assets are greater than interest sensitive liabilities) within the next year, which generally indicates that an increase in rates may lead to an increase in net interest income and a decrease in rates may lead to a decrease in net interest income. Interest sensitivity gap analysis measures whether assets or liabilities may reprice but does not capture the ability to reprice based on market conditions or the magnitude of the change in the repricing on assets or liabilities. Thus indications based on a positive or negative gap position need to be analyzed in conjunction with other interest rate risk management tools.

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

                                 QUARTERLY DATA

         The following table presents selected quarterly consolidated financial data:

                                                                           THREE MONTHS ENDED
                                         -----------------------------------------------------------------------------------------
                                         DEC.31,    SEPT.30,    JUNE. 30,  MARCH.31,   DEC.31,     SEPT.30,  JUNE.30,    MARCH 31,
                                           2002       2002        2002       2002        2001        2001      2001        2001
                                         --------   --------    ---------  ---------   -------     --------  --------    ---------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total interest income .................  $ 15,759   $ 16,583    $  16,815  $  16,957   $17,537     $ 18,507  $ 19,187    $  20,619
Total interest expense.................     8,166      8,962        9,549     10,181    11,220       12,520    13,592       14,877
                                         --------   --------    ---------  ---------   -------     --------  --------    ---------
Net interest income ...................     7,593      7,621        7,266      6,776     6,317        5,987     5,595        5,742
Provision for credit losses ...........     1,200      1,200        1,000        675       550          500       500          450
                                         --------   --------    ---------  ---------   -------     --------  --------    ---------
Net interest income after
  provision for credit losses .........     6,393      6,421        6,266      6,101     5,767        5,487     5,095        5,292
Other income...........................     1,793      1,985        1,803      1,661     1,951        1,991     1,947        2,003
Other expenses.........................     5,943      5,901        5,487      5,333     5,434        5,271     4,955        5,108
                                         --------   --------    ---------  ---------   -------     --------  --------    ---------
Income (loss) before taxes and
  cumulative effect of change
  in accounting principle..............     2,243      2,505        2,582      2,429     2,284        2,207     2,087        2,187
Income tax.............................       377        493          602        589       640          629       596          597
                                         --------   --------    ---------  ---------   -------     --------  --------    ---------
Income before cumulative
  effect of change in
  accounting principle.................  $  1,866   $  2,012    $   1,980  $   1,840   $ 1,644     $  1,578  $  1,491    $   1,590
Cumulative effect of change
  in accounting principle,
  net of ($105) in
  income tax ..........................        --         --           --         --        --           --        --         (204)
                                         ========   ========    =========  =========   =======     ========  ========    =========
Net income ............................  $  1,866   $  2,012    $   1,980  $   1,840   $ 1,644     $  1,578  $  1,491    $   1,386
                                         ========   ========    =========  =========   =======     ========  ========    =========

DILUTED EARNINGS PERSHARE:
Income before cumulative
  effect of change in
  accounting principle.................  $   0.33   $  0.32     $    0.31  $    0.30   $  0.27     $   0.26  $   0.25    $    0.27
Cumulative effect of change
  in accounting principle..............        --         --           --         --        --           --        --         (.03)
                                         --------   --------    ---------  ---------   -------     --------  --------    ---------
Net Income ............................  $   0.33   $  0.32     $    0.31  $    0.30   $  0.27     $   0.26  $   0.25    $    0.24
                                         ========   ========    =========  =========   =======     ========  ========    =========
Dividends per share....................  $   .110   $   .103    $    .100  $   .0975   $  .093     $   .093  $   .093    $    .093
Market Prices - High...................  $  15.47   $  14.24    $   15.00  $   13.78   $ 10.90     $  11.95  $  10.30    $    8.19
                Low ...................  $  13.46   $  12.96    $   13.38  $   10.50   $ 10.00     $   9.15  $   7.53    $    6.81

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

         NET INTEREST INCOME. Net interest income for 2001 was $23,641,000 compared to $22,672,000 in 2000. The yield on Patriot's interest-earning assets decreased to 7.71% for the year 2001 compared to 7.82% for 2000. The decrease in yield on Patriot's interest-earning assets is a result of a decrease in interest rates. The cost of Patriot's interest-bearing liabilities was 5.22% for 2001 compared to 5.58% for 2000. The decrease in funding costs resulted from generally lower interest rates coupled with reductions in higher costing wholesale funding. Overall, Patriot's net interest margin increased to 2.50% for 2001 compared to 2.24% in 2000.

         Interest on loans was $54,122,000 for 2001 compared to $55,531,000 for 2000. The average balance of loans in 2001 was $653,460,000 with an average yield of 8.30% compared to an average balance of $666,171,000 with an average yield of 8.33% in 2000. The decrease in average balance is a result of Patriot allowing mortgages to run-off, offset by increases in commercial loans. The decrease in average yield is primarily a result of a decrease in interest rates.

         Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $21,220,000 for 2001 compared to $28,190,000 for 2000. The average balance of the investment portfolio was $333,872,000 with an average yield of 6.73% for 2001 compared to an average balance of $412,712,000 with an average yield of 7.17% for 2000. The decrease in average balance of the investment portfolio is primarily due to Patriot allowing the investment portfolio to amortize so that it can be replaced with generally higher-yielding commercial loans and leases. The decrease in average yield is related to general decreases in market rates on adjustable rate securities.

         Interest on total deposits was $27,690,000 for 2001 compared to $30,714,000 for 2000. The average balance of total deposits was $575,235,000 with an average cost of 4.81% for 2001 compared to an average balance of 596,618,000 with an average cost of 5.15% for 2000. The decrease in average balance of deposits is primarily the result of a decrease in Patriot's jumbo certificate of deposits, offset by increases in money market accounts, transaction based deposit accounts and other certificates of deposits. The average balance on jumbo certificates of deposit decreased to $105,530,000 in 2001 compared to $195,176,000 in 2000. The average balance of retail deposits (total deposits less jumbo certificate of deposits) was $469,705,000 with an average cost of 4.34% for 2001 compared to an average balance of $401,441,000 with an average cost of 4.36% for 2000. The increase in average balance on retail deposits is the result of growth in certificates of deposit and money market accounts. The overall decrease in the average cost on deposits is primarily the result of a decrease in interest rates and emphasis placed on lower cost money market and transaction based deposit accounts.

         Interest on borrowings was $24,519,000 in 2001 compared to $30,757,000 in 2000. The average balance of borrowings was $421,084,000 with an average cost of 5.82% for 2001 compared to an average balance of $504,666,000 with an average cost of 6.01% for 2000. The decrease in average balance is primarily due to borrowings being repaid by proceeds received on investment sales, run-off of the mortgage loan portfolio and growth in Patriot's retail deposits, offset by growth in Patriot's commercial loan and lease portfolios. The decrease in average cost is due to lower interest rates.

         PROVISION FOR CREDIT LOSSES. The provision for credit losses was $2,000,000 for 2001 compared to $1,125,000 for 2000. See "Credit Quality" for a detailed discussion of Patriot's asset quality and reserving methodology.

         NON-INTEREST INCOME. Total non-interest income was $7,892,000 for 2001 compared to $7,124,000 for 2000. The increase was primarily due to an increased emphasis on recurring non-interest income including loan and deposit fees offset by a decrease in ATM fees that was primarily the result of discontinuing the operations of several ATM machines at the end of 2000.

         NON-INTEREST EXPENSE. Total non-interest expense was $20,768,000 for 2001 compared to $26,844,000 for 2000. Non-interest expense in 2000 included $785,000 related to the resignation of Patriot's former President and Chief Executive Officer, a one time restructuring charge of $1,453,000 and non-recurring expenses of $ 986,000 related to the restructuring of Patriot's mortgage company and call center. The decrease in non-interest expense was primarily due to Patriot's restructuring of its mortgage banking operations overhead structure from a fixed to variable cost model. Patriot's tax equivalent efficiency ratio was 63.94% in 2001 compared to 70.38% in 2000, exclusive of the non-recurring charges in 2000. The tax equivalent efficiency ratio is calculated by taking non-interest expense divided by non-interest income and net interest income before provision. Net interest income before provision is adjusted to take into consideration tax beneficial investments and loans.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               MANAGEMENT REPORT

         Patriot Bank Corp. (the "Company") is responsible for the preparation, integrity and fair presentation of its published financial statements as of December 31, 2002, and the year then ended. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and as such, include amounts, some of which are based on judgments and estimates of management.

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

         Management assessed the Company's internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America as of December 31, 2002. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2002, the Company maintained effective internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America and call report instructions.

         Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the Federal Deposit Insurance Corporation as safety and soundness laws and regulations.

         Management assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that the Company complied, in all significant respects, with the designated laws and regulations relating to safety and soundness for the year ended December 31, 2002.

/s/ Richard A. Elko                        /s/ James G. Blume
    President and                              Senior Vice President and
    Chief Executive Officer                    Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Patriot Bank Corp:

         We have audited the accompanying consolidated balance sheets of Patriot Bank Corp. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholder's equity, cash flows and comprehensive income for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets in 2002 and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities in 2001.

/s/ KPMG LLP
    Philadelphia, Pennsylvania
    January 20, 2003

                      PATRIOT BANK CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              DECEMBER 31,
                                                                                      --------------------------
                                                                                         2002            2001
                                                                                      -----------     ----------
ASSETS
Cash and due from banks.........................................................      $    15,741     $   14,218
Interest-earning deposits in other financial institutions.......................            1,098          7,248
                                                                                      -----------     ----------
    Total cash and cash equivalents.............................................           16,839         21,466
Securities available for sale ..................................................          315,868        247,612
Securities held to maturity (market value of $0 and $43,078
  at December 31, 2002 and 2001, respectively) .................................               --         43,637
Loans held for sale.............................................................            4,314          6,652
Loans and leases receivable, net of allowances for credit losses of $6,922
  and $6,199 at December 31, 2002 and 2001, respectively........................          611,295        642,940
Premises and equipment, net ....................................................            7,612          6,758
Accrued interest receivable ....................................................            3,946          3,988
Real estate owned and other repossessed property ...............................              404            349
Cash surrender value life insurance ............................................           18,208         17,305
Goodwill .......................................................................            8,777          8,688
Amortizing intangible assets ...................................................            3,137          3,943
Other assets....................................................................            4,743          6,732
                                                                                      -----------     ----------
    Total assets ...............................................................      $   995,143     $1,010,070
                                                                                      ===========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits........................................................................      $   519,120     $  533,863
FHLB advances and federal funds ................................................          368,173        387,179
Customer repurchase agreements..................................................           14,210             --
Advances from borrowers for taxes and insurance.................................            2,208          3,329
Trust preferred securities .....................................................           20,500         18,000
Other liabilities ..............................................................            4,987          5,993
                                                                                      -----------     ----------
    Total liabilities...........................................................          929,198        948,364
                                                                                      ===========     ==========
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued
  at December 31, 2002 and 2001, respectively...................................               --             --
Common stock, no par value, 20,000,000 shares authorized, 6,560,436 and
  6,555,436 shares issued at December 31, 2002 and 2001, respectively ..........               --             --
Additional paid-in capital......................................................           57,611         57,867
Common stock acquired by ESOP, 308,513 and 334,225
  shares at cost at December 31, 2002 and 2001, respectively....................           (1,638)        (1,819)
Common stock acquired by MRP, 8,228 and 5,650 shares
  at amortized cost at December 31, 2002 and 2001, respectively ................              (98)           (68)
Retained earnings ..............................................................           13,855          8,598
Treasury stock acquired, 469,249 and 235,833 shares at cost at
  December 31, 2002 and 2001, respectively .....................................           (6,441)        (3,051)
Accumulated other comprehensive income .........................................            2,656            179
                                                                                      -----------     ----------
    Total shareholders' equity ..................................................           65,945         61,706
                                                                                      -----------     ----------
    Total liabilities and shareholders' equity ..................................      $   995,143     $1,010,070
                                                                                      ===========     ==========

        The accompanying notes are an integral part of these statements.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                         ----------------------------
                                                                                         2002        2001       2000
                                                                                         ----        ----       ----
INTEREST INCOME
Interest-earning deposits ..........................................................   $     73    $    508    $    422
Investment securities ..............................................................     17,021      21,220      28,190
Loans and leases ...................................................................     49,020      54,122      55,531
                                                                                       --------    --------    --------
      Total interest income ........................................................     66,114      75,850      84,143
                                                                                       --------    --------    --------
INTEREST EXPENSE
Deposits ...........................................................................     14,479      27,690      30,714
Short-term borrowings ..............................................................      4,232       2,387      16,464
Long-term borrowings ...............................................................     18,147      22,132      14,293
                                                                                       --------    --------    --------
      Total interest expense .......................................................     36,858      52,209      61,471
                                                                                       --------    --------    --------
Net interest income before provision for credit losses .............................     29,256      23,641      22,672
Provision for credit losses ........................................................      4,075       2,000       1,125
                                                                                       --------    --------    --------
Net interest income after provision for credit losses ..............................     25,181      21,641      21,547
                                                                                       --------    --------    --------
NON-INTEREST INCOME
Service fees, charges and other operating income ...................................      5,465       5,563       4,934
Mortgage banking income ............................................................      1,928       1,791       2,196
Loss on sale of real estate acquired through foreclosure ...........................        (15)        (20)         (7)
Gain on sale of investment and mortgage-backed securities ..........................      1,351         558           1
Loss on the disposition of borrowings ..............................................     (1,488)         --          --
                                                                                       --------    --------    --------
      Total non-interest income ....................................................      7,241       7,892       7,124
                                                                                       --------    --------    --------
NON-INTEREST EXPENSE
Salaries and employee benefits .....................................................     12,757       9,748      12,580
Occupancy and equipment ............................................................      4,065       4,538       6,663
Professional services ..............................................................      1,281         960       1,221
Advertising ........................................................................        745         822         652
Deposit processing .................................................................      1,117       1,096       1,262
Amortization of intangible assets ..................................................        486       1,216       1,458
Office supplies and postage ........................................................        739         819         735
Other operating expenses ...........................................................      1,474       1,569       2,273
                                                                                       --------    --------    --------
      Total non-interest expense ...................................................     22,664      20,768      26,844
                                                                                       --------    --------    --------
Income before taxes and cumulative effect of change in accounting principle ........      9,758       8,765       1,827
Income tax expense (benefit)  ......................................................      2,060       2,462        (182)
                                                                                       --------    --------    --------
Income before cumulative effect of change in accounting principle ..................      7,698       6,303       2,009
Cumulative effect of change in accounting principle,
  net of ($105) in income taxes .....................................................        --        (204)         --
                                                                                       --------    --------    --------
Net Income .........................................................................   $  7,698    $  6,099    $  2,009
                                                                                       ========    ========    ========
BASIC EARNINGS PER SHARE:
Income before cumulative effect of change in accounting principle ..................   $   1.29    $   1.07    $    .35
Cumulative effect of change in accounting principle ................................         --        (.03)         --
                                                                                       --------    --------    --------
Net Income .........................................................................   $   1.29    $   1.04    $    .35
                                                                                       ========    ========    ========
DILUTED EARNINGS PER SHARE:
Income before cumulative effect of change in accounting principle ..................   $   1.26    $   1.05    $    .34
Cumulative effect of change in accounting principle ................................         --        (.03)         --
                                                                                       --------    --------    --------
Net Income .........................................................................   $   1.26    $   1.02    $    .34
                                                                                       ========    ========    ========
Dividends Per Share ................................................................   $   0.41    $   0.37    $   0.36
                                                                                       ========    ========    ========

        The accompanying notes are an integral part of these statements.

                      PATRIOT BANK CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           (YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000, IN THOUSANDS)

                                                                                                            ACCUMULATED
                                             NUMBER   ADDITIONAL                                               OTHER
                                               OF       PAID-IN                      RETAINED   TREASURY   COMPREHENSIVE
                                             SHARES     CAPITAL     ESOP      MRP    EARNINGS     STOCK       INCOME        TOTAL
                                             ------   ----------    ----      ---    --------   --------   -------------    -----
BALANCE AT JANUARY 1, 2000                    5,691    $ 58,117   $ (2,141)  $(638)  $  4,737   $ (4,172)    $ (6,135)     $ 49,768
                                              -----    --------   --------   -----   --------   --------     --------      --------
Common stock retired by MRP ...............      --         (20)        --      --         --         --           --           (20)
Common stock forfeited by MRP .............      --          --         --      20         --         --           --            20
Release and amortization of MRP ...........      52           3         --     377         --         --           --           380
Release of ESOP shares ....................      25          74        142      --         --         --           --           216
Sale of stock associated with ESPP ........      16          --         --      --         --        129           --           129
Change in unrealized gains on
  securities available for sale,
  net of taxes ............................      --          --         --      --         --         --        1,211         1,211
Net income ................................      --          --         --      --      2,009         --           --         2,009
Cash dividends paid .......................      --          --         --      --     (1,913)        --           --        (1,913)
                                              -----    --------   --------   -----   --------   --------     --------      --------
BALANCE AT DECEMBER 31, 2000                  5,784    $ 58,174   $ (1,999)  $(241)  $  4,833   $ (4,043)    $ (4,924)     $ 51,800
                                              =====    ========   ========   =====   ========   ========     ========      ========
Release and amortization of MRP ...........      52          42         --     173         --         --           --           215
Release of ESOP shares ....................      26          58        180      --         --         --           --           238
Sale of stock associated with ESPP ........       7          --         --      --         --         59           --            59
Change in unrealized gains on
  securities available for sale,
  net of taxes ............................      --          --         --      --         --         --        5,103         5,103
Exercise of stock options .................     111        (407)        --      --         --        933           --           526
Net income ................................      --          --         --      --      6,099         --           --         6,099
Cash dividends paid .......................      --          --         --      --     (2,334)        --           --        (2,334)
                                              -----    --------   --------   -----   --------   --------     --------      --------
BALANCE AT DECEMBER 31, 2001                  5,980    $ 57,867   $ (1,819)  $ (68)  $  8,598   $ (3,051)    $    179      $ 61,706
                                              =====    ========   ========   =====   ========   ========     ========      ========
Common stock issued .......................       5          70         --      --         --         --           --            70
Common stock acquired by MRP ..............      (5)         --         --     (70)        --         --           --           (70)
Release and amortization of MRP ...........       2          --         --      40         --         --           --            40
Purchase of treasury stock ................    (293)         --         --      --         --     (4,189)          --        (4,189)
Release of ESOP shares ....................      26         172        181      --         --         --           --           353
Sale of stock associated with ESPP ........       9          --         --      --         --        118           --           118
Change in unrealized gains on
  securities available for sale,
  net of taxes ............................      --          --         --      --         --         --        2,477         2,477
Exercise of stock options .................      50        (498)        --      --         --        680           --           182
Stock awards ..............................      --          --         --      --         --          1           --             1

Net income ................................      --          --         --      --      7,698         --           --         7,698

Cash dividends paid .......................      --          --         --      --     (2,441)        --           --        (2,441)
                                              -----    --------   --------   -----   --------   --------     --------      --------
BALANCE AT DECEMBER 31, 2002                  5,774    $ 57,611   $ (1,638)  $ (98)  $ 13,855   $ (6,441)    $  2,656      $ 65,945
                                              =====    ========   ========   =====   ========   ========     ========      ========

        The accompanying notes are an integral part of these statements.

                      PATRIOT BANK CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                           -----------------------
                                                                                       2002         2001        2000
                                                                                    ---------    ---------    ---------
OPERATING ACTIVITIES
Net Income ......................................................................   $   7,698    $   6,099    $   2,009
Adjustments to reconcile net income to net cash provided by operating activities
  Amortization and accretion of:
    Deferred loan origination fees ..............................................        (717)        (310)        (529)
    Premiums and discounts ......................................................      (1,010)      (1,914)      (3,128)
    MRP shares ..................................................................          40          215          380
  Goodwill and other intangible assets ..........................................         486        1,216        1,458
  Provision for credit losses ...................................................       4,075        2,000        1,125
  Release of ESOP shares ........................................................         353          238          216
  Gain on sale of investment securities .........................................      (1,351)        (249)          (1)
  Loss on sale and write down of real estate owned and other repossessed assets .         194           63           23
  Depreciation of premises and equipment ........................................       1,278        1,546        2,686
  Loss on disposition of equipment ..............................................          57           --           --
  Mortgage loans originated for sale ............................................     (90,436)     (81,371)    (125,273)
  Mortgage loans sold ...........................................................      92,774       83,283      170,025
  Deferred income tax benefit (expense)  ........................................         155       (1,358)         121
  Increase in cash surrender value of life insurance ............................        (903)        (822)        (783)
  Decrease (increase) in accrued interest receivable ............................          42        1,137         (280)
  (Increase) decrease in other assets ...........................................         (33)          54        3,583
  (Decrease) increase in other liabilities ......................................      (1,097)       3,584       (3,835)
                                                                                    ---------    ---------    ---------
      Net cash provided by operating activities .................................      11,605       13,411       47,797
                                                                                    ---------    ---------    ---------
INVESTING ACTIVITIES
Loan originations and principal payments on loans, net ..........................      26,768        4,109      (77,849)
  Proceeds from the sale of securities -- available for sale ....................      65,701       50,920        4,625
  Proceeds from the maturity of securities -- available for sale ................     104,206       57,733        4,079
  Proceeds from the maturity of securities -- held to maturity ..................      11,638       38,382       45,558
  Purchase of securities -- available for sale ..................................    (199,135)     (41,010)      (1,118)
  Proceeds from sale of real estate owned .......................................       1,268        1,641          366
  Purchase of premises and equipment ............................................      (2,224)        (746)      (1,665)
  Proceeds from sale of premises and equipment ..................................          35           16        2,431
                                                                                    ---------    ---------    ---------
      Net cash provided by (used in) investing activities .......................       8,257      111,045      (23,573)
                                                                                    ---------    ---------    ---------
FINANCING ACTIVITIES
  Net (decrease) increase in deposits ...........................................     (14,743)    (116,095)     149,301
  (Repayment of) proceeds from short term borrowings ............................      45,210      (10,651)    (367,054)
  Funding (repurchase) of trust preferred securities ............................       2,500       (1,000)          --
  Proceeds from long term borrowings ............................................          --           --      217,000
  Repayment of long term borrowings .............................................     (50,006)          (7)      (1,904)
  Decrease in advances from borrowers for taxes and insurance ...................      (1,121)        (564)        (868)
  Cash paid for dividends .......................................................      (2,441)      (2,334)      (1,913)
  Proceeds from the sale of stock associated with ESPP ..........................         118           59          129
  Proceeds from the exercise of stock options ...................................         182          526           --
  Purchase of treasury stock, net of stock awards ...............................      (4,188)          --           --
                                                                                    ---------    ---------    ---------
      Net cash used in financing activities .....................................     (24,489)    (130,066)      (5,309)
                                                                                    ---------    ---------    ---------
  Decrease (increase) in cash and cash equivalents ..............................      (4,627)      (5,610)      18,915
Cash and cash equivalents at beginning of year ..................................      21,466       27,076        8,161
                                                                                    ---------    ---------    ---------
Cash and cash equivalents at end of year ........................................   $  16,839    $  21,466    $  27,076
                                                                                    =========    =========    =========
SUPPLEMENTAL DISCLOSURES
Cash paid for interest ..........................................................   $  14,261    $  27,433    $  30,084
Cash paid (received) for income taxes ...........................................   $   1,575    $    (172)   $   1,254
Transfers from loans and leases to real estate owned and other repossessed
    property ....................................................................   $   1,517    $   1,900    $     258
Transfer of securities to available for sale from held to maturity ..............   $ (31,357)   $(220,471)   $      --
Reclassification of long-term borrowings to short-term borrowings ...............   $  40,000    $      --    $      --

        The accompanying notes are an integral part of these statements.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                    2002        2001        2000
                                                                                    ----        ----        ----
Net income ....................................................................   $  7,698    $  6,099    $  2,009
Other comprehensive income
    Unrealized gains on securities
    Unrealized gains associated with change in accounting principle ...........         --       3,000          --
    Unrealized holding gains (losses) arising during the period ...............      3,368       2,267       1,212
  Less: Reclassification adjustment for gains included in net income
    Net gains on the sale of investment securities ............................     (1,351)       (249)         (1)
    Income tax expense associated with net gains on the sale of
     investment securities ....................................................        459          85          --
                                                                                  --------    --------    --------
  Comprehensive income ........................................................   $ 10,174    $ 11,202    $  3,220
                                                                                  ========    ========    ========

        The accompanying notes are an integral part of these statements.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2002

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The following is a description of the significant accounting policies of Patriot Bank Corp. and Subsidiaries ("Patriot" or the "Bank"). Such accounting and reporting policies conform with generally accepted accounting principles and predominant practices within the financial institution industry.

         Patriot, through its subsidiaries, offers a broad range of lending, depository and related financial services to small businesses and consumers primarily through 18 financial services offices located in Berks, Chester, Lehigh, Montgomery and Northampton counties in Pennsylvania and through direct mail and various electronic and telephonic means.

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

BASIS OF FINANCIAL PRESENTATION

         The accompanying financial statements include the accounts of the parent company, Patriot Bank Corp. and its subsidiaries: Patriot Bank and its subsidiaries, Marathon Management Company, Patriot Investment & Insurance Company, Patriot Commercial Leasing Company, Inc., and Patriot Investment Company. All material inter-company balances and transactions have been eliminated in consolidation.

         In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates. The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for credit losses, valuation of deferred tax assets, and other real estate owned.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement as amended by SFAS No. 137 in June 1999 and SFAS No. 138 in June 2000 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of certain exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (b) a hedge of the exposure to variable cash flows of a forecasted transaction; or (c) a hedge of foreign currency exposure. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Patriot adopted SFAS No. 133 on January 1, 2001. At the time of adoption, Patriot reclassified approximately $220,471,000 of fixed rate mortgage backed securities, Collateralized Mortgage Obligation's ("CMOs") and agency securities from held to maturity to available for sale and equity resulting in a net of tax increase of approximately $3,000,000 in accumulated other comprehensive income. Patriot typically has not used derivative instruments and currently holds no positions that had further impact on earnings, financial condition or equity. During 2001, Patriot sold $30,333,000 of the securities reclassified resulting in a cumulative change in accounting principle with a net after tax impact of a $204,000 loss.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2002

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements, including requirements for periodic impairment evaluation. The provisions of the Statement are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, are subject immediately to the non-amortization and amortization provisions of the Statement. The Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Patriot adopted this Statement on January 1, 2002 and has completed its impairment evaluation. Based on this evaluation, there was no indication of impairment. See footnote 2 for further information on Patriot's intangible assets.

         In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. It is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. This statement does not apply to Patriot and therefore, did not have an impact on it's earnings, financial condition, or equity.

         In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, the Statement retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, this Statement retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with earlier application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of the Statement did not have an impact on it's earnings, financial condition, or equity.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2002

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         In April 2002, the FASB issued Statement No. 145, Reporting Gains and Losses from Extinguishment of Debt. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications. It is effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years. This Statement does not apply to Patriot and therefore, did not have an impact on Patriot's earnings, financial condition, or equity.

         In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this Statement did not have an impact on Patriot's earnings, financial condition, or equity.

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

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2002

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The requirements of Statement No. 148 are effective for fiscal years ending after December 15, 2002, except for financial reports containing condensed financial statements for interim periods. Patriot continues to account for stock based compensation under APB No. 25. If Statement No. 123 would have been applied it would have had the following impact:

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                 ----------------------------------
                                                                                    2002         2001        2000
                                                                                 ---------    ---------    --------
                                                                                            (IN THOUSANDS)
Net income, as reported ......................................................   $   7,698    $   6,099    $   2,009
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects .................................................        (131)        (198)        (310)
                                                                                 ---------    ---------    ---------
Pro forma net income .........................................................   $   7,567    $   5,901    $   1,699
                                                                                 =========    =========    =========
Earnings per share:
  Basic -- as reported .......................................................   $    1.29    $    1.04    $     .35
                                                                                 =========    =========    =========
  Basic -- pro forma .........................................................   $    1.27    $    1.00    $     .29

                                                                                 =========    =========    =========
  Diluted -- as reported .....................................................   $    1.26    $    1.02    $     .34
                                                                                 =========    =========    =========
  Diluted -- pro forma .......................................................   $    1.24    $     .98    $     .29
                                                                                 =========    =========    =========

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

SECURITIES

         Securities for which Patriot has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Securities expected to be held for an indefinite period of time are classified as available for sale and are carried at fair value, with unrealized gains and losses reported as a separate component of Shareholders' equity, net of estimated income taxes. Securities that are bought and held principally for the purpose of selling are classified as trading and reported at fair value, with unrealized gains and losses included in earnings. Patriot has no securities held for trading. Gains or losses on the sales of securities are recognized at trade date utilizing the specific identification method.

LOANS HELD FOR SALE

         Loans held for sale consist of residential mortgage loans originated by Patriot. They are recorded at the lower of cost or estimated fair value on an aggregate basis.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2002

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES

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

         An allowance for credit losses is maintained at a level that represents management's best estimate of known and inherent losses in the loan and lease portfolios. Management's periodic evaluation of the allowance for credit losses is based upon evaluation of individual loans and leases, the overall risk characteristics of the various portfolio segments, regression analyses using past loss experience, current and projected financial status and creditworthiness of its borrowers, the adequacy of collateral, the level and nature of non-performing loans, current economic conditions, the results of the most recent regulatory examination and other relevant factors. This evaluation is inherently subjective. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses. Such agencies may require Patriot to recognize additions to the allowance for credit losses based on their judgments of information which is available to them at the time of their examinations.

         Impaired loans, as defined by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, are measured based on the present value of expected future cash flows discounted at a loan's effective interest rate, or at a loan's observable market price or fair value of the collateral if the loan is collateral dependent. A loan is considered to be impaired if upon management's assessment of the relevant facts and circumstances, it is probable that Patriot will be unable to collect all proceeds due according to the contractual terms of the loan agreement.

         Uncollectible interest on loans and leases that are generally past due ninety days or greater is charged off. Loans are returned to an accrual status when payments become current and other factors indicating doubtful collectibility cease to exist.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2002

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

GOODWILL

         Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions.

RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform with the current year's presentation. These reclassifications had no effect on net income.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2002

NOTE 2 -- INTANGIBLE ASSETS

         A summary of non-amortizing and amortizing intangible assets at December 31 is as follows:

                                                         2002                                  2001
                                          ----------------------------------     ----------------------------------
                                           GROSS                      NET         GROSS                      NET
                                          CARRYING     ACCUMULATED  CARRYING     CARRYING    ACCUMULATED   CARRYING
                                           AMOUNT     AMORTIZATION   AMOUNT       AMOUNT     AMORTIZATION   AMOUNT
                                          --------    ------------  --------     --------    ------------  -------
                                                                        (IN THOUSANDS)
NON-AMORTIZING INTANGIBLE ASSETS:
 Goodwill ...........................      $10,975      $ 2,198      $ 8,777      $10,886      $ 2,198      $ 8,688
AMORTIZING INTANGIBLE ASSETS:
 Core deposit intangible ............        4,606        1,729        2,877        4,606        1,244        3,362
 Originated mortgage servicing rights          664          404          260          664           83          581
                                           -------      -------      -------      -------      -------      -------
 Total amortizing intangible assets .        5,270        2,133        3,137        5,270        1,327        3,943
                                           -------      -------      -------      -------      -------      -------
       Total intangible assets ......      $16,245      $ 4,331      $11,914      $16,156      $ 3,525      $12,631
                                           =======      =======      =======      =======      =======      =======

Amortization expense of goodwill and core deposit intangible for the years ended December 31 is as follows:

                                      2002       2001          2000
                                      ----       ----          ----
                                            (IN THOUSANDS)
Amortization expense .............  $   486    $ 1,216       $ 1,458

The estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

FOR THE YEAR ENDED                                ESTIMATED EXPENSE
                                                  -----------------
                                                    (IN THOUSANDS)
December 31, 2003  .............................        $ 465
December 31, 2004  .............................          433
December 31, 2005  .............................          433
December 31, 2006  .............................          433
December 31, 2007  .............................          288

The changes in the carrying amount of goodwill for the years ended December 31 are as follows:

                                                        2002         2001
                                                        ----         ----
                                                         (IN THOUSANDS)
Balance at the beginning of year ...............      $ 8,688      $ 9,426
Goodwill acquired ..............................           89           (8)
Amortization expense ...........................           --         (730)
                                                      -------      -------
Balance at the end of year .....................      $ 8,777      $ 8,688
                                                      =======      =======

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2002

NOTE 3 -- RESTRICTIONS ON CASH AND AMOUNTS DUE FROM DEPOSITORY INSTITUTIONS

         Patriot is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those reserve balances for the reserve computation periods which include December 31, 2002 and 2001, were $218,000 and $3,061,000, respectively.

NOTE 4 -- SECURITIES

         The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows:

                                                                                             2002
                                                                      ---------------------------------------------------
                                                                                     GROSS         GROSS
                                                                      AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                                                         COST        GAINS          LOSS       FAIR VALUE
                                                                      ---------    ----------    ----------    ----------
                                                                                        (IN THOUSANDS)
AVAILABLE FOR SALE:

Investment securities:
  U.S. Treasury and government agency securities ...............      $ 66,304      $    599      $    652      $ 66,251
  Corporate debt securities ....................................        22,724           131         1,467        21,388
  FHLMC preferred stock ........................................        67,626         3,715            --        71,341
  FHLB stock ...................................................        17,949            --            --        17,949
  Equity securities ............................................         6,647           799           164         7,282

Mortgage-backed securities:
  FHLMC ........................................................        67,523           700            81        68,142
  FNMA .........................................................        55,821           373            67        56,127
  GNMA .........................................................            96            13            --           109

Collateralized mortgage obligations:
  FHLMC ........................................................         2,960            18            --         2,978
  FNMA .........................................................         3,689           105            --         3,794
  Other ........................................................           505             2            --           507
                                                                      --------      --------      --------      --------
      Total securities available for sale ......................      $311,844      $  6,455      $  2,431      $315,868
                                                                      ========      ========      ========      ========

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2002

NOTE 4 -- SECURITIES (CONTINUED)

                                                                                             2001
                                                                      ---------------------------------------------------
                                                                                     GROSS         GROSS
                                                                      AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                                                         COST        GAINS          LOSS       FAIR VALUE
                                                                      ---------    ----------    ----------    ----------
                                                                                        (IN THOUSANDS)
AVAILABLE FOR SALE:

Investment securities:
  U.S. Treasury and government agency securities ...............      $ 31,475      $      2      $  1,640      $ 29,837
  Corporate debt securities ....................................        16,582            27         1,656        14,953
  FHLMC preferred stock ........................................        42,762         2,184            53        44,893
  FHLB stock ...................................................        19,359            --            --        19,359
  Equity securities ............................................         5,845            31           433         5,443

Mortgage-backed securities:
  FHLMC ........................................................         5,194            13            10         5,197
  FNMA .........................................................        45,466           124           144        45,446
  GNMA .........................................................           120            12            --           132

Collateralized mortgage obligations:
  FHLMC ........................................................        44,879           566           193        45,252
  FNMA .........................................................        33,632           582            70        34,144
  Other ........................................................         2,938            18            --         2,956
                                                                      --------      --------      --------      --------
      Total securities available for sale ......................      $248,252      $  3,559      $  4,199      $247,612
                                                                      ========      ========      ========      ========
HELD TO MATURITY:

Investment securities:
  U.S. Treasury and government agency securities ...............      $ 14,388      $    342      $    226      $ 14,504
  Corporate debt securities ....................................         1,000             1            --         1,001

Mortgage-backed securities:
  FHLMC ........................................................         1,661            27            36         1,652
  FNMA .........................................................         1,680            80            51         1,709
  GNMA .........................................................         2,245            57            65         2,237

Collateralized mortgage obligations:
  FHLMC ........................................................        16,187           264           834        15,617
  FNMA .........................................................         6,476            53           171         6,358
                                                                      --------      --------      --------      --------
      Total securities held to maturity ........................      $ 43,637      $    824      $  1,383      $ 43,078
                                                                      ========      ========      ========      ========


                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2002

NOTE 4 -- SECURITIES (CONTINUED)

         The amortized cost and estimated fair value of investment and mortgage-backed securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

                                                          AVAILABLE FOR SALE
                                                        ----------------------
                                                        AMORTIZED       FAIR
                                                          COST          VALUE
                                                        ---------     --------
                                                            (IN THOUSANDS)
Due in one year or less ..........................      $ 15,737      $ 16,857
Due after one year through five years ............        22,301        22,301
Due after five years through ten years ...........        35,796        35,806
Due after ten years ..............................       145,788       144,332
FHLMC Preferred Stocks ...........................        67,626        71,341
FHLB Stock .......................................        17,949        17,949
Equity securities ................................         6,647         7,282
                                                        --------      --------
       Total securities ..........................      $311,844      $315,868
                                                        ========      ========

         For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the contractual maturities. The mortgage-backed securities may mature earlier than their contractual maturities because of principal prepayments.

         Proceeds from sales of available for sale investment and mortgage-backed securities and the realized gross gains and losses from those sales are as follows:

                                                         2002           2001           2000
                                                         ----           ----           ----
                                                                   (IN THOUSANDS)
Proceeds from sales .............................      $ 65,701       $ 50,920       $  4,625
                                                       ========       ========       ========
Gross realized gains ............................         1,362            653              1
Gross realized losses ...........................           (11)           (95)            --
                                                       --------       --------       --------
      Net realized gain .........................      $  1,351       $    558       $      1
                                                       ========       ========       ========

         Patriot adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as of January 1, 2001. The cumulative effect of the adoption was a $204,000 decrease to consolidated income, net of $105,000 of tax benefit.

         Securities having an aggregate amortized cost of $7,664,400, $9,510,058, and $9,308,807 were pledged to secure public deposits at December 31, 2002, 2001 and 2000, respectively.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2002

NOTE 4 -- SECURITIES (CONTINUED)

         During 2002, Patriot sold certain securities classified as held to maturity as part of an interest rate risk strategy, consequently in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, Patriot reclassified the remaining portfolio of held to maturity securities to available for sale are are carried at fair value, with unrealized gains and losses reported as a separate component of shareholder's equity, net of estimated taxes. Securities that are bought and held principally for the purpose of selling are classified as trading and reported at fair market value, with unrealized gains and losses included in earnings. Patriot has no securities held for trading. Gains or losses on the sales of securities are recognized at trade date utilizing the specific identification method.

         At December 31, 2002, investments with a fair market value totaling $47,938,000 were pledged as collateral for retail customer repurchase agreements, securities sold under agreements to repurchase and FHLB advances. (See footnote 8 for further clarification of collateral securing FHLB advances.)

NOTE 5 -- LOANS AND LEASES RECEIVABLE

         Loans and leases receivable are summarized as follows:

                                                             DECEMBER 31,
                                                       -------------------------
                                                          2002            2001
                                                       ---------       ---------
                                                             (IN THOUSANDS)
Commercial Portfolio:
  Commercial loans ..............................      $ 315,537       $ 283,848
  Commercial leases .............................         77,138          77,838

Consumer Portfolio:
  Home equity ...................................         72,400          66,834
  Other consumer loans ..........................          7,724           8,614

Mortgage Portfolio:
  Residential mortgages .........................        135,632         206,467
  Construction ..................................          8,220           4,605
                                                       ---------       ---------

Total loans and leases, gross ...................        616,651         648,206
  Deferred loan origination costs, net ..........          1,566             933
  Allowance for credit losses ...................         (6,922)         (6,199)
                                                       ---------       ---------
      Total loans and leases, net ...............      $ 611,295       $ 642,940
                                                       =========       =========

         Patriot services a $22,892,000 portfolio of sold mortgage loans with corresponding originated mortgage servicing rights totaling $260,000. During 2002, Patriot amortized $321,000 of originated mortgage servicing rights. Patriot's loan portfolio is principally concentrated in eastern Pennsylvania.

         Activity in the allowance for credit losses is summarized as follows:

                                                        2002          2001          2000
                                                        ----          ----          ----
                                                                 (IN THOUSANDS)
Balance at beginning of year ...................      $ 6,199       $ 5,839       $ 6,082
Provision for credit losses ....................        4,075         2,000         1,125
Loans charged off ..............................       (3,643)       (1,872)       (1,481)
Recoveries .....................................          291           232           113
                                                      -------       -------       -------
Balance at end of year .........................      $ 6,922       $ 6,199       $ 5,839
                                                      =======       =======       =======

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2002

NOTE 5 -- LOANS AND LEASES RECEIVABLE (CONTINUED)

         Impaired loans are measured based on the present value of expected future cash flows discounted at a loan's effective interest rate or at a loan's observable market price or fair value of the collateral if the loan is collateral dependent. A loans is considered to be impaired if upon management's assessment of the relevant facts and circumstances, it is probable that Patriot will be unable to collect all proceeds due according to the contractual terms of the loan agreement. Patriot had impaired loans at December 31, 2002, of $48,000 compared to $127,000 at December 31, 2001. The average recorded investment in impaired loans was $160,000, $156,000, and $127,000 during 2002, 2001, and 2000, respectively. The allowance for loan losses on impaired loans was $9,000 at December 31, 2002, compared to $23,000 at December 31, 2001. Patriot recognizes interest income on a cash basis method on impaired loans. Total interest income recognized on impaired loans totaled $6,000, $11,000, and $2,000 for the years ended December 31, 2002, 2001 and 2000, respectively. All of Patriot's impaired loans were included as non-performing loans at December 31, 2002, 2001 and 2000 as well.

         Non-performing loans, consisting of all loans 90 days past due and certain other loans for which the accrual of interest has been discontinued, were $6,268,000 and $3,888,000 at December 31, 2002 and 2001, respectively.
Interest income that would have been recorded under the original terms of such loans and the interest income actually recognized are summarized as follows:

                                                       2002        2001        2000
                                                       ----        ----        ----
                                                              (IN THOUSANDS)
Interest income that would have been recorded ....    $ 578       $ 411       $ 390
Interest income recognized .......................     (259)       (204)       (244)
                                                      -----       -----       -----
Interest income foregone .........................    $ 319       $ 207       $ 146
                                                      =====       =====       =====

         At December 31, 2002, residential mortgages with a book value totaling $1,394,000 were pledged as collateral for FHLB advances. (See footnote 8 for further clarification of collateral securing FHLB advances.)

NOTE 6 - PREMISES AND EQUIPMENT

         Premises and equipment are summarized as follows:

                                                                             DECEMBER 31,
                                                         ESTIMATED       ---------------------
                                                        USEFUL LIVES     2002           2001
                                                        ------------     ----           ----
                                                                             (IN THOUSANDS)
Land .............................................            --       $  1,222       $    640
Buildings ........................................         30-40          3,502          2,788
Furniture, fixtures and equipment ................           3-7          9,588          8,910
Leasehold improvements ...........................            15          1,425          1,278
                                                           -----       --------       --------
                                                                         15,737         13,616
Less accumulated depreciation ....................                       (8,125)        (6,858)
                                                           -----       --------       --------
Premises and equipment, net ......................                     $  7,612       $  6,758
                                                                       ========       ========

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2002

NOTE 7 - DEPOSITS

         Deposits and average rates are summarized as follows:

                                                                 2002                     2001
                                                       -----------------------  -----------------------
                                                                       AVERAGE                    AVERAGE
                                                        BALANCE         RATE       BALANCE         RATE
                                                       --------        -------    --------        -------
                                                                          (IN THOUSANDS)
Transaction deposits ............................      $ 84,976         0.17%     $ 69,186         0.28%
Money market deposits ...........................       143,565         2.00       135,214         2.34
Savings deposits ................................        59,029         1.87        45,534         1.99
                                                       --------         ----      --------         ----
Total Core Deposits .............................       287,570         1.46       249,934         1.71
Certificates of deposit .........................       231,550         3.48       283,929         5.23
                                                       --------         ----      --------         ----
     Total ......................................      $519,120         2.35%     $533,863         3.59%
                                                       ========         ====      ========         ====

         The aggregate amount of certificates of deposit with minimum denominations of $100,000 or more totaled approximately $51,719,000 and $78,485,000 at December 31, 2002 and 2001, respectively. At December 31, 2002, Patriot had brokered certificates of deposits in the amount of $29,532,000, as compared to $47,080,000 at December 31, 2001.

         At December 31, 2002, scheduled maturities of certificates of deposit were as follows:

                         SCHEDULED MATURITIES
                         --------------------
                            (IN THOUSANDS)
2003  .................        $131,299
2004  .................          45,546
2005  .................          41,743
2006  .................           2,613
2007  .................           8,670
Thereafter ............           1,679
                               --------
                               $231,550
                               ========

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2002

NOTE 8 -- FHLB ADVANCES AND FEDERAL FUNDS PURCHASED

         Pursuant to its collateral agreement with the Federal Home Loan Bank of Pittsburgh ("FHLB"), advances are secured by qualifying loan portfolios, mortgage-backed securities, FHLB stock, and other investment securities. The Bank is required to maintain unencumbered qualifying collateral with a haircut market value at least equal to the amount of its advances from the FHLB. In addition, as of December 31, 2002, the Bank has delivered residential mortgage loans with a book value of $1,394,000 and investment securities with a fair market value of $27,869,000 to the FHLB, as per the terms of the collateral agreement.

SHORT TERM FHLB ADVANCES

         Short-term FHLB advances have maturities of less than one year. Short-term FHLB advances are summarized as follows:

                                                                             2002           2001           2000
                                                                             ----           ----           ----
                                                                                       (IN THOUSANDS)
Balance at year-end ..................................................     $121,000       $ 70,000       $     --
Maximum amount outstanding at any month-end during the period ........      121,000         70,000        206,000
Average amount outstanding during each period ........................       76,497         33,648        144,758
Weighted average interest rate on short-term borrowings ..............         5.19%          5.81%          5.91%

SHORT TERM FEDERAL FUNDS PURCHASED

         Patriot began purchasing overnight Federal Funds as a low cost funding source during the second quarter of 2002. These transactions are typically between financial institutions and are short term unsecured borrowings. Short-term Federal Funds Purchases are summarized as follows:

                                                                             2002        2001      2000
                                                                             ----        ----      ----
                                                                                    (IN THOUSANDS)
Balance at year-end .................................................      $20,000       $ --      $ --
Maximum amount outstanding at any month-end during the period .......       20,000         --        --
Average amount outstanding during each period .......................       10,892         --        --
Weighted average interest rate on short-term borrowings .............         1.72%        --%       --%

LONG TERM FHLB ADVANCES

         At December 31, 2002 and 2001, long-term advances from the FHLB totaled $227,173,000 and $317,179,000, respectively. At December 31, 2002, outstanding long-term borrowings mature as follows:

                                           WEIGHTED
                              AMOUNT     AVERAGE RATE
                              ------     ------------
                                (IN THOUSANDS)
2004 ..................      $     --         --%
2005 ..................        37,000       6.10
2006 ..................        35,000       5.40
2007 ..................           173       6.20
Thereafter ............       155,000       5.39
                             --------       ----
                             $227,173       5.51%
                             ========       ====

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2002

NOTE 9 -- SECURITIES SOLD UNDER SHORT-TERM REPURCHASE AGREEMENTS

         Patriot enters into sales of securities under agreements to repurchase. These transactions are reflected as a liability on the accompanying Consolidated Balance Sheets. At December 31, 2002, all of the agreements were to repurchase identical securities. Short-term repurchase agreements generally have maturities of less than one year

WHOLESALE

         Patriot enters into sales of securities under agreements to repurchase with other financial institutions and broker dealers. Wholesale repurchase agreements are summarized as follows:

                                                                           2002        2001       2000
                                                                           ----        ----       ----
                                                                                  (IN THOUSANDS)
Balance at year-end ...............................................      $   --      $   --     $ 80,651
Maximum amount outstanding at any month-end during the period .....          --          --      150,639
Average amount outstanding during each period .....................          --       6,051      119,523
Weighted average interest rate on short-term borrowings ...........          --%       6.62%        6.39%
Investment and mortgage-backed securities
  underlying the agreements at year-end:
  Carrying value ..................................................      $   --      $   --     $125,763
  Estimated fair value ............................................          --          --      120,438

CUSTOMER

         Patriot enters into sales of securities under agreements to repurchase with its commercial customers. Customer repurchase agreements are summarized as follows:

                                                                           2002         2001          2000
                                                                           ----         ----         -----
                                                                                   (IN THOUSANDS)
Balance at year-end ...............................................      $14,210       $  --         $ --
Maximum amount outstanding at any month-end during the period .....       14,210          --           --
Average amount outstanding during each period .....................        3,944          --           --
Weighted average interest rate on short-term borrowings ...........         1.90%         --%          --%
Investment and mortgage-backed securities
  underlying the agreements at year-end:
  Carrying value ..................................................      $20,069       $  --         $ --
  Estimated fair value ............................................       20,069          --           --

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2002

NOTE 10 -- TRUST PREFERRED SECURITIES

         On April 10, 2002, Patriot issued $5,000,000 of floating rate junior subordinated debt securities to Patriot Capital Trust II, a Delaware Business Trust, in which Patriot owns all of the common equity. The Trust issued $5,000,000 of preferred securities to investors, secured by the junior subordinated debentures and the guarantee of Patriot. The current rate is 5.319%. Although the junior subordinated debentures will be treated as debt of Patriot, they currently qualify for Tier I capital treatment, subject to certain limitations, under risk-based capital guidelines of the Federal Reserve. The Trust Preferred Securities are callable by the Company on any April 22 or October 22 after April 22, 2007, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted or certain other contingencies arise. The Trust Preferred Securities must be redeemed upon maturity of the debentures in 2032.

         On May 29, 1997, Patriot issued $19,000,000 of 10.30% junior subordinated debentures to Patriot Capital Trust I, a Delaware Business Trust, in which Patriot owns all of the common equity. The Trust issued $19,000,000 of preferred securities to investors, secured by the junior subordinated debentures and the guarantee of Patriot. Although the junior subordinated debentures will be treated as debt of Patriot, they currently qualify for Tier I capital treatment, subject to certain limitations, under risk-based capital guidelines of the Federal Reserve. The Trust Preferred Securities are callable by the Company on or after July 1, 2007, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted or certain other contingencies arise. The Trust Preferred Securities must be redeemed upon maturity of the debentures in 2027. Patriot Bank repurchased $1,000,000 and $2,500,000 of these trust preferred securities in the open market in 2001 and 2002, respectively.

                   PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2002

NOTE 11 -- INCOME TAXES

Applicable income taxes in the consolidated statements of income are as follows:

                                                                                     2002          2001          2000
                                                                                   ---------     ---------     --------
                                                                                              (IN THOUSANDS)
CURRENT
  Federal...............................................................           $   2,186     $     938     $    (76)
  State.................................................................                  29           166           15
                                                                                   ---------     ---------     --------
      Total current.....................................................               2,215         1,104          (61)
                                                                                   ---------     ---------     --------
DEFERRED
  Federal...............................................................                (131)        1,394         (184)
  State.................................................................                 (24)          (36)          63
                                                                                   ---------     ---------     --------
      Total deferred ...................................................                (155)        1,358         (121)
                                                                                   ---------     ---------     --------

Applicable income taxes ................................................           $   2,060     $   2,462     $   (182)
                                                                                   =========     =========     ========
Effective tax rate .....................................................               21.11%        28.09%       (9.96)%
                                                                                   =========     =========     ========

         Patriot adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as of January 1, 2001. The cumulative effect of the adoption was a $204,000 decrease to consolidated income, net of $105,000 of tax benefit for the year ended December 31, 2001.

         The income tax provision reconciled to taxes computed at the statutory federal rate is as follows:

                                                                                     2002           2001         2000
                                                                                   --------      ---------     --------
Federal tax expense at statutory rate....................................            34.00%        34.00%       34.00%
Adjustment resulting from:
    State tax, net of federal tax benefit................................             0.05          0.85         2.77
    Bank owned life insurance ...........................................            (3.18)        (3.36)      (15.93)
    Tax-exempt interest and dividend income..............................           (12.85)        (8.71)      (50.97)
    ESO Pexpense ........................................................             0.73          0.37         0.82
    Intangible Amortization / Goodwill...................................             1.69          4.10        18.43
    Other................................................................             0.67          0.84         0.92
                                                                                   -------       -------       -----

Income taxes ............................................................            21.11%        28.09%       (9.96)%
                                                                                   =======       =======       ======

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2002

NOTE 11 -- INCOME TAXES (CONTINUED)

                                                                                        2002        2001
                                                                                      -------     ---------
                                                                                          (IN THOUSANDS)
DEFERRED TAX ASSETS
 Allowance for credit losses....................................................      $ 2,464     $   2,118
 Uncollectible interest.........................................................          125           87
 MRP expense....................................................................            8            --
 Deferred compensation..........................................................          197           266
 Acquired NOL's.................................................................          359           695
 Reserves other.................................................................           13             2
 Intangibles amortization.......................................................          383           418
 Alternative minimum tax credit.................................................          771           904
                                                                                      -------     ---------
Total deferred tax asset........................................................      $ 4,320     $   4,490
                                                                                      =======     =========
DEFERRED TAX LIABILITIES
 Depreciation...................................................................      $   441     $     433
 Discount accretion.............................................................          224           258
 Originated mortgage servicing right............................................           88           197
 Bad debt recapture.............................................................           --           166
 Purchase accounting............................................................          111           134
 Deferred loan cost............................................................           812           916
 Other..........................................................................          103            --
Unrealized gain on securities available for sale...............................         1,369            92
                                                                                      -------     ---------
  Total deferred tax liabilities................................................        3,146         2,196
                                                                                      -------     ---------
  Net deferred tax asset .......................................................      $ 1,172     $   2,294
                                                                                      =======     =========

         Based on management's evaluation of the likelihood of realization, no valuation allowance has been provided against deferred tax benefits.

         For federal income tax purposes, Patriot has approximately $1,056,000 of acquired net operating loss carryforwards, resulting in a $359,000 deferred tax asset as of December 31, 2002. The net operating loss will begin to expire after the year ended December 31, 2010 if not utilized.

         The Small Business Job Protection Act of 1996, enacted on August 20,1996, provides for the repeal of the tax bad debt deduction computed under the percentage of taxable income method. Upon repeal, the Bank is required to recapture into income, over a six-year period, the portion of its tax bad debt reserves that exceed its base year reserves (i.e., tax reserves for tax years beginning before 1988). The base year tax reserves, which may be subject to recapture if the Bank ceases to qualify as a bank for federal income tax purposes, are restricted with respect to certain distributions. The Bank's total tax bad debt reserves at December 31, 2002, are approximately $4,046,000, all of which represents the base year amount.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2002

NOTE 12 -- EARNINGS PER SHARE

         Patriot's calculation of earnings per share is as follows:

                                                                                          FOR YEAR ENDED DECEMBER 31, 2002
                                                                                   -------------------------------------------
                                                                                     INCOME            SHARES        PER SHARE
                                                                                   (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                                                                   -----------     -------------     ---------
                                                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
BASIC EPS
Net income available to common shareholders ..................................     $     7,698         5,947         $    1.29
EFFECT OF DILUTIVE SECURITIES
Dilutive options .............................................................              --           173              (.03)
                                                                                   -----------     ---------         ---------
DILUTED EPS
  Net income available to common shareholders
    plus assumed conversions .................................................     $     7,698         6,120         $    1.26
                                                                                   ===========     =========         =========

                                                                                          FOR YEAR ENDED DECEMBER 31, 2001
                                                                                   -------------------------------------------
                                                                                     INCOME            SHARES        PER SHARE
                                                                                   (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                                                                   -----------     -------------     ---------
                                                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
BASIC EPS
Net income available to common shareholders ....................................   $     6,099         5,892         $    1.04
EFFECT OF DILUTIVE SECURITIES
Dilutive options ...............................................................            --           106              (.02)
                                                                                   -----------     ---------         ---------
DILUTED EPS
  Net income available to common shareholders
    plus assumed conversions....................................................   $     6,099         5,998         $    1.02
                                                                                   ===========     =========         =========

                                                                                          FOR YEAR ENDED DECEMBER 31, 2000
                                                                                   -------------------------------------------
                                                                                     INCOME            SHARES        PER SHARE
                                                                                   (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                                                                   -----------     -------------     ---------
                                                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
BASIC EPS
Net income available to common shareholders.....................................   $     2,009         5,814         $    0.35
EFFECT OF DILUTIVE SECURITIES
Dilutive options ...............................................................            --            86              (.01)
                                                                                   -----------     ---------         ---------
DILUTED EPS
  Net income available to common shareholders
    plus assumed conversions ..................................................    $     2,009         5,900         $    0.34
                                                                                   ===========     =========         =========

         NON-DILUTIVE OPTIONS. Patriot had 226,555, 40,000, and 40,000 non-dilutive options at December 31, 2002, 2001 and 2000, respectively.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2002

NOTE 13 -- SEGMENT REPORTING

         Patriot has three reportable segments: Banking, Mortgage Banking and Commercial Leasing. Banking operates a network of 16 community banking offices providing deposits and loan services to customers. Mortgage Banking originates and sells residential mortgages into the secondary market to generate fee income. Commercial Leasing originates small ticket commercial leases to customers.

         The following table highlights income statement and balance sheet information for each of the segments at or for the year ended December 31, 2002, 2001 and 2000:

                                                                    AT OR FOR THE YEAR-ENDED DECEMBER 31, 2002
                                                                ---------------------------------------------------
                                                                               MORTGAGE    COMMERCIAL
                                                                   BANKING      BANKING     LEASING        TOTAL
                                                                -----------    ---------   ----------   -----------
                                                                                   (IN THOUSANDS)
Net interest income...........................................  $    25,959    $    609    $    2,688   $    29,256
Non interest income ..........................................        4,464       1,660         1,117         7,241
Total net income..............................................        7,244         359            95         7,698
Total assets..................................................      904,460      12,752        77,931       995,143
Total loans and leases, gross.................................      526,800      12,713        77,138       616,651
Intersegment interest income / (expense) .....................        5,087        (191)       (4,896)           --
Intersegment other income / (expense) ........................          902        (662)         (240)           --

                                                                    AT OR FOR THE YEAR-ENDED DECEMBER 31, 2001
                                                                ---------------------------------------------------
                                                                               MORTGAGE    COMMERCIAL
                                                                   BANKING      BANKING     LEASING        TOTAL
                                                                -----------    ---------   ----------   -----------
Net interest income...........................................  $    20,957    $    303    $    2,381   $    23,641
Non interest income...........................................        4,972       1,563         1,357         7,892
Total net income..............................................        5,218         123           758         6,099
Total assets..................................................      919,900      11,264        78,906     1,010,070
Total loans and leases, gross.................................      559,112      11,256        77,838       648,206
Intersegment interest income / (expense) .....................        4,661        (245)       (4,416)            -
Intersegment other income / (expense).........................          850        (610)         (240)            -

                                                                    AT OR FOR THE YEAR-ENDED DECEMBER 31, 2000
                                                                ---------------------------------------------------
                                                                               MORTGAGE    COMMERCIAL
                                                                   BANKING      BANKING     LEASING        TOTAL
                                                                -----------    ---------   ----------   -----------
Net interest income...........................................  $    20,342    $    220    $    2,110   $    22,672
Non interest income...........................................        3,824       2,132         1,168         7,124
Total net income.............................................         2,238        (781)          552         2,009
Total assets.................................................     1,037,591      19,349        67,965     1,124,905
Total loans and leases, gross................................       570,772      19,343        67,094       657,209
Intersegment interest income / (expense).....................         4,665        (656)       (4,009)            -
Intersegment other income / (expense) .......................         1,159        (919)         (240)            -

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2002

NOTE 14 -- EMPLOYEE BENEFIT PLANS

401(k) PLAN

         Patriot maintains a 401(k) plan covering all of its employees who have attained age 21 and have completed at least one year of service. Under the plan, Patriot contributes 100% of an employee's contribution up to 6% of base salary. Patriot's contributions were $301,000, $273,000 and $363,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN

         In 1995, Patriot established an internally leveraged Employee Stock Ownership Plan (ESOP) for eligible employees who have completed one year of service with Patriot or its subsidiaries. In December 1995, the ESOP borrowed $3,015,000 from Patriot to purchase 543,000 (as adjusted for subsequent stock dividends and stock split) newly issued shares of common stock. Patriot makes contributions to the ESOP equal to the ESOP's debt service less any dividends received by the ESOP. Any dividends received by the ESOP are used to pay debt service. The ESOP shares are pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to qualifying employees based on the proportion of debt service paid in the year. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the consolidated Balance Sheets. As shares are released from collateral, Patriot reports compensation expense equal to the current market price of the shares, and the allocated shares are included in outstanding shares for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $353,000, $238,000 and $216,000 in 2002, 2001 and 2000, respectively. The
ESOP shares as of December 31, 2002, were as follows:

                                                     SHARES
                                                     ------
                                                 (IN THOUSANDS)
Allocated ....................................           234
Unreleased ...................................           309
                                                   ---------
Total ESOP ...................................           543
                                                   =========

Fair value of unreleased shares ..............     $   4,749

STOCK-BASED COMPENSATION

         Patriot maintains a Management Recognition Plan (MRP). The MRP provides that up to 271,000 (as adjusted for subsequent stock dividends and stock split) shares of common stock may be granted, at the discretion of the Board, to key directors and officers at no cost to the individuals. Patriot granted 5,000, 0 and 2,000 shares during 2002, 2001 and 2000, respectively in the form of restricted stock payable over five years from the date of grant. The recipients of the restricted stock are entitled to all voting and other shareholder rights, except that the shares, while restricted, may not be sold, pledged or otherwise disposed of and are required to be held in escrow. In the event the recipient terminates association with Patriot for reasons other than death, disability or change in control, the recipient forfeits all rights to the allocated shares under restriction which are canceled and revert to Patriot for re-issuance under the plan. Shares acquired by the MRP were newly issued shares and were recorded at the date of award based on the market value of shares. Shares acquired by the MRP, which are shown as a separate component of shareholders' equity, are being amortized to expense over the five-year vesting period. As shares are vested during this five-year period, Patriot records compensation expense equal to the shares being amortized. For the years ended December 31, 2002, 2001 and 2000, $40,000, $173,000 and $377,000 were amortized to expense, respectively. At December 31, 2002, 13,000 shares were reserved for future grants under the plan.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                                DECEMBER 31, 2002

NOTE 14 -- EMPLOYEE BENEFIT PLANS (CONTINUED)

         Patriot maintains a stock option plan. Patriot's employee stock option plan is accounted for under the intrinsic value method of APB Opinion No. 25. Accordingly, Patriot is required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 "Accounting for Stock-Based Compensation," had been applied. The plan permits the grant of options to employees and directors for up to 1,000,000 (as adjusted for subsequent stock dividends and stock split) shares of common stock. The options have a term of 10 years and vest over a five-year period. The exercise price of each option equals the market price of Patriot Bank Corp's common stock on the date of grant. Accordingly, no compensation cost has been recognized for the plan.

         A summary status of Patriot's option plans as of December 31, 2002, 2001 and 2000 and the charges during the years ending on those dates is presented below:

                                                            2002                   2001                    2000
                                                      ------------------    --------------------     -------------------
                                                                WEIGHTED                WEIGHTED                WEIGHTED
                                                                 AVERAGE                 AVERAGE                AVERAGE
                                                      SHARES     PRICE      SHARES      PRICE        SHARES      PRICE
                                                      ------    --------    ------      --------     ------     --------
                                                                            (IN THOUSANDS)
Outstanding at beginning of year ................      498      $   7.36      667       $  7.32        698      $   7.42
Granted..........................................      226         14.10       21          7.22         43          6.51
Exercised .......................................      108          7.19      190          7.19         --            --
Canceled.........................................       10         11.75       --            --         74          7.74
                                                       ---      --------      ---       -------                 --------
Outstanding at year-end .........................      606      $   9.84      498       $  7.36        667      $   7.32
                                                       ===      ========      ===       =======        ===      ========
Options exercisable at year-end .................      333                    406                      461
                                                       ===                    ===                      ===
Weighted average fair value of
options granted during the year..................               $   3.67                $  4.19                 $   2.02
                                                                ========                =======                 ========

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model as follows:

                                                          2002        2001      2000
                                                         ------      ------    ------
Assumptions:
  Dividend yield ...........................              2.98%       3.94%     4.40%
  Expected volatility.......................             20.75%      37.53%    36.33%
  Estimated Life............................             10 yrs      10 yrs    10 yrs
  Risk-free interest rate...................              3.81%       5.05%     5.11%

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                DECEMBER 31, 2002

NOTE 14 -- EMPLOYEE BENEFIT PLANS (CONTINUED)

         The following table summarizes information about stock options outstanding at December 31, 2002:

                 OPTIONS OUTSTANDING                                    OPTIONS EXCERCISABLE
-----------------------------------------------------   --------------------------------------------------
                        NUMBER           WEIGHTED                            NUMBER
                    OUTSTANDING AT       AVERAGE           WEIGHTED       OUTSTANDING AT       WEIGHTED
   RANGE OF          DECEMBER 31,       REMAINING          AVERAGE          DECEMBER 31,       AVERAGE
EXERCISE PRICES          2002        CONTRACTUAL LIFE   EXERCISE PRICE         2002         EXERCISE PRICE
----------------    --------------   ----------------   --------------    --------------    --------------
                                                (IN THOUSANDS)
$ 6.00 - $  8.50         350            4.52 years        $   7.12             298             $   7.16
  8.51 -   11.00          10            6.50 years            9.77               6                 9.77
 11.01 -   13.50          10            5.50 years           12.00               8                12.00
 13.51 -   16.00         236            9.33 years           14.09              21                14.05

EMPLOYEE STOCK PURCHASE PLAN

         Patriot maintains an Employee Stock Purchase Plan ("ESPP") which permits eligible employees to purchase Patriot common stock directly from Patriot through payroll deduction. Purchases of common stock are made at 90% of the market value of Patriot common stock on the last day of each quarter. Purchases are limited annually to $25,000 fair market value and shares are issued from treasury stock. In 2002, 2001 and 2000, Patriot recorded expense of $12,000, $5,000 and $12,000, respectively, related to the ESPP.

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

         The contractual or notional amounts of outstanding loan commitments as of December 31, 2002, are as follows:

                                                                                                                 TOTAL
                                                                                FIXED RATE    VARIABLE RATE   COMMITMENTS
                                                                                COMMITMENTS   COMMITMENTS     OUTSTANDING
                                                                                -----------   -------------   -----------
                                                                                                (IN THOUSANDS)
Financial instruments whose contract amounts represent credit risk
  Mortgage loans........................................................         $   8,973     $       --      $   8,973
  Consumer and other loans..............................................               124         28,490         28,614
  Commercial lines of credit............................................                --         37,768         37,768
  Commercial leases ....................................................             4,056             --          4,056
  Construction loans....................................................            10,926             --         10,926
                                                                                 ---------      ---------      ---------
     Total..............................................................         $  24,079      $  66,258      $  90,337
                                                                                 =========      =========      =========

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2002
NOTE 15 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS
           OF CREDIT RISK (CONTINUED)

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

NOTE 16 -- COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

         Patriot is committed to various operating leases related to branch facilities having initial or remaining terms in excess of one year. The minimum annual rental commitments under these leases outstanding at December 31, 2002 are as follows:

                                                    COMMITMENTS
                                                   --------------
                                                   (IN THOUSANDS)
2003........................................         $   1,115
2004........................................             1,048
2005........................................               964
2006........................................               851
2007........................................               862
Thereafter..................................             7,771
                                                     ---------
                                                     $  12,611
                                                     =========

         Total rental expense for all leases for the year ended December 31, 2002, 2001, and 2000 totaled $1,120,000, $1,098,000, and $1,901,000, respectively.

OTHER

         Patriot is a defendant in various legal actions arising from normal business activities. Management believes that those actions are without merit or that the ultimate liability, if any, resulting from such actions will not have a material adverse effect on Patriot's consolidated financial position, results of operations, or shareholders' equity.

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

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2002

NOTE 17 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

         The estimated fair values presented neither include nor give effect to the values associated with the Company's banking, or other business, existing customer relationships, extensive branch banking network, property, equipment, goodwill, or certain tax implications related to the realization of unrealized gains or losses. Excluding securities available for sale, it is Patriot's general practice and intent to hold the preponderance of its financial instruments to maturity and not to engage in trading or sales activities. The fair value of demand deposits, savings, and money market deposit accounts is equal to the carrying amount because these deposits have no stated maturity. Obviously, this approach to estimating fair value excludes the significant benefit that results from the low-cost funding provided by such deposit liabilities, as compared to alternative sources of funding. As a consequence, the fair value of individual assets and liabilities may not be reflective of the fair value of a banking organization that is a going concern.

         Fair values have been estimated using data which management considered the best available. Fair value of financial instruments actively traded in a secondary market has been estimated using quoted market prices. The fair value of loans receivable has been estimated using present value cash flow, discounted at an interest rate that gives effect to estimated prepayment risk and credit loss factors. The carrying amount of accrued interest receivable and accrued interest payable approximate its fair market value. Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount. Fair value of financial instrument liabilities with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market rates for similar assets and liabilities. The fair value of letters of credit and outstanding commitments approximate the fees charged for providing such services. The resulting estimated fair values and carrying amounts at December 31, 2002 and 2001, respectively were as follows:

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                                DECEMBER 31, 2002

NOTE 17 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

                                                                      2002                            2001
                                                             -----------------------        --------------------------
                                                             ESTIMATED                      ESTIMATED
                                                                FAIR       CARRYING            FAIR         CARRYING
                                                                VALUE       AMOUNT             VALUE          AMOUNT
                                                             ---------    ----------        -----------     ----------
                                                                                (IN THOUSANDS)
FINANCIAL ASSETS:
    Cash and cash equivalents ..............                  $  16,839    $   16,839       $    21,466     $   21,466
    Securities available for sale ..........                    315,868       315,868           247,612        247,612
    Securities held to maturity.............                         --            --            43,078         43,637
    Loans held for sale and loans
    and leases receivable, net of
    allowances for credit losses.........                       629,355       611,295           661,170        642,940
Accrued interest receivable.............                          3,946         3,946             3,988          3,988

FINANCIAL LIABILITIES:
    Deposits with no stated maturities......                    287,570       287,570           249,934        249,934
    Deposits with stated maturities.........                    233,619       231,550           287,102        283,929
    Borrowings..............................                    429,016       402,883           416,352        405,666
    Accrued interest payable................                      2,028         2,028             2,552          2,552

                                                             2002                                2001
                                                 ---------------------------------   --------------------------------
                                                             ESTIMATED                           ESTIMATED
                                                 NOTIONAL      FAIR       CARRYING   NOTIONAL      FAIR      CARRYING
                                                  AMOUNT       VALUE       AMOUNT     AMOUNT       VALUE      AMOUNT
                                                 --------    ---------    --------   --------    ---------   --------
                                                                             (IN THOUSANDS)
OFF-BALANCE SHEET ITEMS:
    Commitments to extend credit........          90,337        471         --        79,507        23         --

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2002

NOTE 18 -- REGULATORY MATTERS

         Patriot and Patriot Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Patriot's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Patriot and Patriot Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Patriot and Patriot Bank's capital amounts are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require Patriot Bank Corp. and Patriot Bank to maintain minimum amounts and ratios (set forth in the table below) of total and core capital (as defined in the regulations) to risk-weighted assets, and of core capital to average assets. Management believes, as of December 31, 2002, that Patriot and Patriot Bank meet all capital adequacy requirements to which it is subject.

         As of December 31, 2002, the most recent notification from the Department of Banking of the Commonwealth of Pennsylvania categorized Patriot Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Patriot and Patriot Bank must maintain minimum total risk-based, core risk-based and core leverage ratios as set forth in the table. At December 31, 2002, Patriot and Patriot Bank met these ratio requirements. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                                               TO BE WELL
                                                                             FOR CAPITAL       CAPITALIZED
                                                                              ADEQUACY         UNDER PROMPT
                                                           ACTUAL             PURPOSES       CORRECTIVE ACTION
                                                    ------------------   -----------------   -----------------
                                                     AMOUNT     RATIO     AMOUNT    RATIO     AMOUNT    RATIO
                                                    --------   -------   --------   -----    --------   -----
                                                                         (IN THOUSANDS)
AS OF DECEMBER 31, 2002
Total capital (to risk weighted assets)
Patriot Bank Corp.............................      $ 81,013    12.61%   $ 51,376     8%     $ 64,220     10%
Patriot Bank .................................        79,350    12.35%     51,400     8%       64,250     10%

Tier I capital (to risk-weighted assets)......
Patriot Bank Corp.............................        72,134    11.23%     25,688     4%       38,532      6%
Patriot Bank..................................        70,398    10.96%     25,700     4%       38,550      6%

Tier I capital (to average assets)
Patriot Bank Corp.............................        72,134     7.33%     39,378     4%       49,223      5%
Patriot Bank..................................        70,398     7.15%     39,378     4%       49,223      5%

         Patriot and Patriot Bank is subject to regulations of certain regulatory agencies and, accordingly, is periodically examined by such regulatory authorities. As a consequence of the regulation of banking activities, Patriot and Patriot Bank's operations are susceptible to changes in legislation and regulations.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                                DECEMBER 31, 2002

NOTE 18 -- REGULATORY MATTERS (CONTINUED)

         The following schedule summarizes the actual capital balances and ratios of Patriot Bank at December 31, 2001:

                                                                           TO BE WELL
                                                                           FOR CAPITAL        CAPITALIZED
                                                                            ADEQUACY          UNDER PROMPT
                                                            ACTUAL          PURPOSES       CORRECTIVE ACTION
                                                    ------------------   ---------------   ------------------
                                                     AMOUNT     RATIO     AMOUNT   RATIO    AMOUNT     RATIO
                                                    --------   -------   -------   -----   ---------   ------
                                                                         (IN THOUSANDS)
AS OF DECEMBER 31, 2001
Total capital (to risk weighted assets)
Patriot Bank Corp.............................      $ 74,178    11.54%   $ 51,442    8%    $  64,302    10%
Patriot Bank..................................        73,134    11.39%     51,355    8%       64,194    10%

Tier I capital (to risk-weighted assets)
Patriot Bank Corp.............................        67,436    10.49%     25,721    4%       38,581     6%
Patriot Bank..................................        65,976    10.28%     25,678    4%       38,517     6%

Tier I capital (to average assets)
Patriot Bank Corp.............................        67,436     6.45%     41,821    4%       52,276     5%
Patriot Bank..................................        65,976     6.31%     41,821    4%       52,276     5%

         At the time of Patriot's initial public offering, a "liquidation account" was established for Patriot Bank at its conversion to the stock form of ownership. In the unlikely event of a complete liquidation of Patriot Bank, holders of savings accounts with qualifying deposits, who continue to maintain their savings accounts, would be entitled to a distribution from the "liquidation account" in an amount equal to the then current adjusted savings account balance before any liquidation distribution could be made with respect to capital stock. The balance in the "liquidation account" was $5,174,000 at December 31, 2002. This amount may not be utilized for the payment of cash dividends to the holding company.

         LIMITATION ON CAPITAL DISTRIBUTIONS. Dividend payments by the Bank to the Company are subject to the Pennsylvania Banking Code of 1965 and the Federal Deposit Insurance ("FDI") Act. Under the Pennsylvania Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FDI Act, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the Federal Deposit Insurance Corp. ("FDIC"). Under current banking laws, the Bank would be limited to approximately $31.4 million of dividends in 2003 plus an additional amount equal to the Bank's net profit for 2003, up to the date of any such dividend declaration.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                DECEMBER 31, 2002

NOTE 19 -- PARENT COMPANY FINANCIAL INFORMATION

         Condensed financial information for Patriot Bank Corp. is as follows:

CONDENSED BALANCE SHEETS

                                                                                           DECEMBER 31,
                                                                                    ------------------------
                                                                                       2002          2001
                                                                                    ----------      --------
                                                                                           (IN THOUSANDS)
ASSETS
Cash and cash equivalents.......................................................    $      342      $    541
Loans to subsidiaries...........................................................         1,703           685
Investment in subsidiaries......................................................        85,776        79,329
Other assets....................................................................           396         2,050
                                                                                    ----------      --------
      Total assets..............................................................    $   88,217      $ 82,605
                                                                                    ==========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities...............................................................    $    1,772      $  2,899
Trust preferred securities......................................................        20,500        18,000
Shareholders' equity............................................................        65,945        61,706
                                                                                    ----------      --------
      Total liabilities and shareholders' equity................................    $   88,217      $ 82,605
                                                                                    ==========      ========

CONDENSED STATEMENTS OF INCOME

                                                                                            YEAR ENDED DECEMBER  31,
                                                                                    --------------------------------------
                                                                                       2002          2001          2000
                                                                                    ----------    ----------    ----------
                                                                                              (IN THOUSANDS)
Interest income.................................................................    $       87    $       24    $       11
Earnings of subsidiaries .......................................................         9,388         7,733         4,280
Other ..........................................................................            --             9            --
                                                                                    ----------    ----------    ----------
      Total Income..............................................................         9,475         7,766         4,291

Interest expense................................................................         2,220         2,185         2,210
Other...........................................................................           429           321         1,235
                                                                                    ----------    ----------    ----------
      Total Expense.............................................................         2,649         2,506         3,445

Income before income taxes......................................................         6,826         5,260           846
Income tax benefit..............................................................          (872)         (839)       (1,163)
                                                                                    ----------    ----------    ----------
      Net income................................................................    $    7,698    $    6,099    $    2,009
                                                                                    ==========    ==========    ==========

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                                DECEMBER 31, 2002

NOTE 19 -- PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                            YEAR ENDED DECEMBER  31,
                                                                                    --------------------------------------
                                                                                       2002          2001          2000
                                                                                    ----------    ----------    ----------
                                                                                                  (IN THOUSANDS)
Cash flows from operating activities
  Net income....................................................................    $    7,698    $    6,099    $    2,009
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Earnings from subsidiaries ...................................................        (9,388)       (7,733)       (4,280)
  Dividends from subsidiaries...................................................         5,418         4,450         8,066
  Change in other assets........................................................         1,654        (1,490)          (95)
  Change in other liabilities...................................................        (1,127)        2,142           467
  Release of MRP/ESOPS hares....................................................           393           453           596
                                                                                    ----------    ----------    ----------
      Net cash provided by operating activities.................................         4,648         3,921         6,763
                                                                                    ----------    ----------    ----------
Cash flows from investing activities
  Investment in subsidiary......................................................         1,482        (1,646)       (5,074)
  Loans to subsidiary...........................................................            --            --            95
                                                                                    ----------    ----------    ----------
      Net cash provided by (used in) investing activities.......................         1,482        (1,646)       (4,979)
                                                                                    ----------    ----------    ----------
Cash flows from financing activities
  Cash dividends paid to Shareholders...........................................        (2,441)       (2,334)       (1,913)
Proceeds from the exercise of stock options.....................................           182           526             -
Proceeds from the sale of stock associated with ESPP............................           118            59           129
Purchase of treasury stock, net of stock award..................................        (4,188)           --            --
                                                                                    ----------    ----------    ----------
  Net cash used in financing activities.........................................        (6,329)       (1,749)       (1,784)
(Decrease) increase in cash and cash equivalents................................          (199)          526             -
Cash and cash equivalents at beginning of year..................................           541            15            15
                                                                                    ----------    ----------    ----------
Cash and cash equivalents at end of year........................................    $      342    $      541    $       15
                                                                                    ==========    ==========    ==========

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                                DECEMBER 31, 2002

NOTE 20 -- SUBSEQUENT EVENTS

         WEALTH MANAGEMENT FIRM ACQUISITION. On January 3, 2003, Patriot completed the acquisition of Bonds & Paulus Associates, Inc. (Bonds & Paulus), a wealth management firm headquartered in Chester County, Pennsylvania. Founded in 1993, Bonds & Paulus is a registered investment advisory firm, providing investment advisory and financial planning services to high net-worth individuals and families. Bonds & Paulus was merged into Patriot Advisors, a division of Patriot Bank Corp. that provides a full range of wealth and investment management services. The acquisition was accounted for as a purchase in 2003. Bonds & Paulus was purchased for $458,000 plus contingent consideration to be paid in shares of Patriot Bank Corp. common stock and will be based upon future revenues of Bonds & Paulus. Of the $458,000, $115,000 was paid in cash and 22,810 shares of Patriot Bank Corp. common stock having a value of $343,000 was issued at closing. Based upon current revenue levels, the total purchase price will approximate $1,300,000.

         PENSION BENEFITS SERVICE PROVIDER ACQUISITION. On January 17, 2003, Patriot completed the acquisition of Pension Benefits, Inc., a pension benefits service provider headquartered in West Chester, Pennsylvania. Founded in 1986, Pension Benefits Inc. is a third party administrator and a registered investment advisory firm, providing comprehensive retirement plan solutions to businesses. Pension Benefits, Inc. was merged into Patriot Advisors as well. The acquisition was accounted for as a purchase in 2003. Pension Benefits, Inc. was purchased for $829,000 plus contingent consideration to be paid in shares of Patriot Bank Corp. common stock and will be based upon future revenues of Pension Benefits, Inc. Of the $829,000, $414,500 was paid in cash and 27,338 shares of Patriot Bank Corp. common stock was issued at closing. Based upon current revenue levels, the total purchase price will approximate $1,600,000.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         N/A

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003.

ITEM 11. EXECUTIVE COMPENSATION

         The information relating to executive compensation and directors' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003, excluding the Stock Performance Graph and Compensation Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003.

ITEM 14. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         Patriot's principal executive officer and principal financial officer have concluded that Patriot's disclosure controls and procedures (as defined in Rule 13a-14(C) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of a date within (90) days prior to the filing date of this form 10-K, are effective.

(b) CHANGES IN INTERNAL CONTROLS.

         There have been no significant changes in Patriot's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

    3.   EXHIBITS.

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

         10.1 Employment Agreement between Patriot Bank Corp. and Richard A. Elko dated February 22, 2001, (Incorporated by reference to Patriot Bank Corp.'s 2000 10K filed March 29, 2001.) ***

         10.2 Employment Agreement between Kevin R. Pyle and Patriot Bank dated February 22, 2001, (Incorporated by reference to Patriot Bank Corp.'s 2000 10K filed March 29, 2001.) ***

         10.3 Employment Agreement between Richard A. Elko and Patriot Bank dated February 22, 2001, (Incorporated by reference to Patriot Bank Corp.'s 2000 10K filed March 29, 2001.) ***

         10.4 Employment Agreement between Joni S. Naugle and Patriot Bank dated February 22, 2001, (Incorporated by reference to Patriot Bank Corp.'s 2000 10K filed March 29, 2001.) ***

         10.5 Employment Agreement between James G. Blume and Patriot Bank dated February 22, 2001, (Incorporated by reference to Patriot Bank Corp.'s 2000 10K filed March 29, 2001.) ***

         10.6 The Patriot Bank Corp. 1996 Stock-Based Incentive Plan. (Incorporated by reference to Patriot Bank Corp.'s Proxy Statement for the 1996 Annual Meeting of Shareholders filed April 26, 1996).***

         10.7 The Patriot Bank Corp. 2002 Stock-Based Option Plan. (Incorporated by reference to Patriot Bank Corp.'s Proxy Statement for the 2002 Annual Meeting of Shareholders filed April 26, 2002).***

         21.0     Subsidiaries.

         23.1     Consent of KPMG LLP

         99.1     Section 906 Certifications

         -----------------
         *** Denotes a management contract or a compensatory plan or arrangement.

(b)      REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PATRIOT BANK CORP

Dated: March 17, 2003                By /s/ RICHARD A. ELKO
                                        -----------------------------
                                     Richard A. Elko
                                     President and Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

           NAME                           TITLE                       DATE

   /s/ JAMES B. ELLIOTT          Chairman of the Board            March 17, 2003
--------------------------
     James B. Elliott

   /s/ RICHARD A. ELKO           President and Chief              March 17, 2003
--------------------------       Executive Officer and Director
     Richard A. Elko

   /s/ LARRY V. THREN            Director                         March 17, 2003
--------------------------
     Larry V. Thren

   /s/ JAMES A. BENTLEY, JR.     Director                         March 17, 2003
--------------------------
     James A. Bentley, Jr.

   /s/ RUSSELL J. KUNKEL         Director                         March 17, 2003
--------------------------
   Russell J. Kunkel

   /s/ JAMES G. BLUME            Chief Financial Officer          March 17, 2003
--------------------------
     James G. Blume

                          SECTION 302 -- CERTIFICATIONS

I, Richard A. Elko, Chief Executive Officer of Patriot Bank Corp, certify that:

1.       I have reviewed this yearly report on Form 10-K of Patriot Bank Corp;

2. Based on my knowledge, this yearly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this yearly report;

3. Based on my knowledge, the financial statements, and other financial information included in this yearly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this yearly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this yearly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this yearly report (the "Evaluation Date"); and

         (c) presented in this yearly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this yearly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

                               /s/ Richard A. Elko
                               ------------------------
                               Chief Executive Officer

I, James G. Blume, Chief Financial Officer of Patriot Bank Corp., certify that:

1.       I have reviewed this yearly report on Form 10-K of Patriot Bank Corp.;

2. Based on my knowledge, this yearly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this yearly report;

3. Based on my knowledge, the financial statements, and other financial information included in this yearly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this yearly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this yearly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this yearly report (the "Evaluation Date"); and

         (c) presented in this yearly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this yearly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

                               /s/ James G. Blume
                               ---------------------------
                               Chief Financial Officer