Form 10-Q
period 2003-03-31
PATRIOT BANK CORP
filed 2003-05-09
CIK 1000235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from________________to____________________________

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,670,309 shares of common stock were outstanding as of May 9, 2003.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                                     Page
PART I   FINANCIAL INFORMATION                                                                         3

     Item 1   FINANCIAL STATEMENTS (Unaudited)                                                         3

              Consolidated Balance Sheets at March 31, 2003
              and December 31, 2002                                                                    3

              Consolidated Statements of Income for the Three-Month Periods
              ended March 31, 2003 and 2002                                                            4

              Consolidated Statements of Shareholders' Equity for the
              Periods ended March 31, 2003 and December 31, 2002                                       5

              Consolidated Statements of Cash Flows for the Three-Month
              Period ended March 31, 2003 and 2002                                                     6

              Consolidated Statements of Comprehensive Income (Loss) for the
              Three-Month Period ended March 31, 2003 and 2002                                         8

              Notes to Consolidated Financial Statements                                               9

     Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION                                                      17

     Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK                                                                             23

     Item 4   CONTROLS AND PROCEDURES                                                                 24

PART II       OTHER INFORMATION

     Items 1 through 6                                                                                25

SIGNATURES                                                                                            26

CERTIFICATIONS                                                                                        27

EXHIBITS                                                                                              29

ITEM 1        FINANCIAL STATEMENTS

                       Patriot Bank Corp. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)

                                                                                          MARCH 31, 2003   DECEMBER 31, 2002
                                                                                          --------------   -----------------
ASSETS

Cash and cash due from banks                                                               $    19,271        $     15,741
Interest earning deposits in other financial institutions                                        2,516               1,098
                                                                                           -----------        ------------
    Total cash and cash equivalents                                                             21,787              16,839

Securities available for sale                                                                  344,707             315,868

Loans held for sale                                                                              3,455               4,314
Loans and leases receivable, net of allowance for credit loss of $7,258
 and $6,922 at March 31, 2003 and December 31, 2002, respectively                              593,702             611,295
Premises and equipment, net                                                                      8,029               7,612
Accrued interest receivable                                                                      3,558               3,946
Real estate owned and other repossessed property                                                   250                 404
Cash surrender value life insurance                                                             18,415              18,208
Goodwill                                                                                        12,252               8,777
Amortizing intangible assets                                                                     2,982               3,137
Other assets                                                                                     4,386               4,743
                                                                                           -----------        ------------
    TOTAL ASSETS                                                                           $ 1,013,523        $    995,143
                                                                                           ===========        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $   567,659        $    519,120
FHLB advances and federal funds                                                                305,171             368,173
Repurchase agreements                                                                           41,040              14,210
Advances from borrowers for taxes and insurance                                                  2,318               2,208
Trust preferred securities                                                                      20,500              20,500
Other liabilities                                                                                7,486               4,987
                                                                                           -----------        ------------

    Total liabilities                                                                          944,174             929,198

SHAREHOLDERS' EQUITY

Preferred stock. $.01 par value, 5,000,000 shares authorized,
   None issued at March 31, 2003 and December 31, 2002, respectively                                 -                   -
Common stock. No par value, 20,000,000 shares authorized, 7,216,480 and
   7,216,480 shares issued at March 31, 2003 and December 31, 2002, respectively                     -                   -
Additional paid-in capital                                                                      57,696              57,611
Common stock acquired by ESOP, 332,293 and 339,364 shares at cost at March 31,
   2003 and December 31, 2002, respectively                                                     (1,621)             (1,638)
Common stock acquired by MRP, 7,989 and 9,051 shares at amortized Cost at March
   31, 2003 and December 31, 2002, respectively                                                    (87)                (98)
Retained earnings                                                                               15,217              13,855
Treasury stock acquired, 466,135 and 516,174 shares at cost at March 31, 2003
   and December 31, 2002, respectively                                                          (5,746)             (6,441)
Accumulated other comprehensive income                                                           3,890               2,656
                                                                                           -----------        ------------

     Total shareholders' equity                                                                 69,349              65,945
                                                                                           -----------        ------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $ 1,013,523        $    995,143
                                                                                           ===========        ============

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except for share data)

                                                                         Three-Month Period Ended
                                                                                  March 31,
------------------------------------------------------------------------------------------------
                                                                          2003             2002
------------------------------------------------------------------------------------------------
                                                                               (unaudited)
INTEREST INCOME
  Interest-earning deposits                                              $     6         $    48
  Investment securities                                                    4,196           4,411
  Loans and leases                                                        11,130          12,498
                                                                         -------         -------
    Total interest income                                                 15,332          16,957
                                                                         -------         -------
INTEREST EXPENSE

  Deposits                                                                 3,140           4,283
  Short-term borrowings                                                      800           1,127
  Long-term borrowings                                                     3,616           4,771
                                                                         -------         -------
    Total interest expense                                                 7,556          10,181
                                                                         -------         -------
  Net interest income before provision for credit losses                   7,776           6,776
  Provision for credit losses                                              1,100             675
                                                                         -------         -------
  Net interest income after provision for credit losses                    6,676           6,101
                                                                         -------         -------
NON-INTEREST INCOME
  Service fees on deposits                                                   862             600
  Fees on loans and leases                                                   426             354
  Investment gains / (losses)                                                556              --
  Gain on the sale of loans and leases                                       704             311
  BOLI                                                                       210             234
  Patriot Advisors' commissions                                              478             123
  Loss on the disposition of borrowings                                     (588)             --
  Other non-interest income                                                   (2)             --
                                                                         -------         -------
    Total non-interest income                                              2,646           1,661
                                                                         -------         -------
NON-INTEREST EXPENSE
  Salaries and employee benefits                                           3,903           2,977
  Occupancy and equipment                                                  1,090           1,041
  Professional services                                                      326             217
  Advertising                                                                163             127
  Deposit processing                                                         289             246
  Amortization of intangible assets                                          121             121
  Office supplies & postage                                                  209             170
  Other operating expense                                                    580             433
                                                                         -------         -------
    Total non-interest expense                                             6,681           5,333
                                                                         -------         -------
Income before taxes                                                        2,641           2,429
  Income tax expense                                                         541             589
                                                                         -------         -------
NET INCOME                                                               $ 2,100         $ 1,840
                                                                         =======         =======

Earnings per share - basic                                               $  0.33         $  0.28
                                                                         =======         =======

Earnings per share - diluted                                             $  0.31         $  0.27
                                                                         =======         =======

Dividends per share                                                      $  0.11         $  0.08
                                                                         =======         =======

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (in thousands, unaudited)

                                                                                                           ACCUMULATED
                                                 ADDITIONAL                                                   OTHER
                                        NUMBER    PAID-IN                          RETAINED    TREASURY   COMPREHENSIVE
                                      OF SHARES   CAPITAL      ESOP       MRP      EARNINGS     STOCK         INCOME       TOTAL
                                      ---------  ----------  ---------  --------   --------   ---------   -------------   -------
BALANCE AT JANUARY 1, 2002              5,980    $  57,867   $ (1,819)  $   (68)   $  8,598   $  (3,051)     $    179     $61,706
                                        =====    =========   ========   =======    ========   =========      ========     =======
Common stock issued...............          5           70         --        --          --          --            --          70
Common stock acquired by MRP......         (5)          --         --       (70)         --          --            --         (70)
Release and amortization of MRP...          2           --         --        40          --          --            --          40
Purchase of treasury stock........       (293)          --         --        --          --      (4,189)           --      (4,189)
Release of ESOP shares............         26          172        181        --          --          --            --         353
Sale of stock associated with
  ESPP............................          9           --         --        --          --         118            --         118
Change in unrealized gains on
  securities available for sale,
  net of taxes....................         --           --         --        --          --          --         2,477       2,477
Exercise of stock options.........         50         (498)        --        --          --         680            --         182
Stock awards......................         --           --         --        --          --           1            --           1
Net income........................         --           --         --        --       7,698          --            --       7,698
Cash dividends paid...............         --           --         --        --      (2,441)         --            --      (2,441)
                                        -----    ---------   --------   -------    --------   ---------      --------     -------
BALANCE AT DECEMBER 31, 2002            5,774    $  57,611   $ (1,638)  $   (98)   $ 13,855   $  (6,441)     $  2,656     $65,945
                                        =====    =========   ========   =======    ========   =========      ========     =======
Release and amortization of MRP...          1           --         --        11          --          --            --          11
Purchase of treasury stock........         (7)          --         --        --          --        (106)           --        (106)
Release of ESOP shares............          7           85         17        --          --          --            --         102
Sale of stock associated with
  ESPP............................          2           --         --        --          --          30            --          30
Change in unrealized gains on
  securities available for sale,
  net of taxes....................         --           --         --        --          --          --         1,234       1,234
Exercise of stock options.........         --           --         --        --          --          13            --          13
Issuance of stock for
  acquisitions....................         50           --         --        --          --         758            --         758
Stock dividend 10%................        583           --         --        --          --          --            --          --
Net income........................         --           --         --        --       2,100          --            --       2,100
Cash dividends paid...............         --           --         --        --        (738)         --            --        (738)
                                        -----    ---------   --------   -------    --------   ---------      --------     -------
BALANCE AT MARCH 31, 2003               6,410    $  57,696   $ (1,621)  $   (87)   $ 15,217   $  (5,746)     $  3,890     $69,349
                                        =====    =========   ========   =======    ========   =========      ========     =======

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                                THREE-MONTHS PERIOD ENDED MARCH 31,
                                                                                -----------------------------------
                                                                                    2003                 2002
                                                                                -------------        --------------
OPERATING ACTIVITIES

   Net Income                                                                    $     2,100           $   1,840
   Adjustments to reconcile net income to net cash provided by operating activities Amortization and accretion of:
          Deferred loan origination fees                                                (295)               (234)
          Premiums and discounts                                                          (4)               (365)
          MRP shares                                                                      11                   9
          Core deposit intangible                                                        121                 121
       Provision for credit losses                                                     1,100                 675
       Release of ESOP shares                                                            102                  78
       Gain on sale of investment securities                                            (556)                 --
       Loss on disposition of borrowings                                                 588                  --
       Loss on sale and write down of real estate owned and other repossessed
          assets                                                                          32                 165
       Depreciation of premises and equipment                                            345                 343
       Mortgage loans originated for sale                                            (28,627)            (18,598)
       Mortgage loans sold                                                            29,486              18,568
       Deferred income tax benefit (expense)                                            (277)               (142)
       Increase in cash surrender value of life insurance                               (207)               (232)
       Decrease in accrued interest receivable                                           388                 186
       (Increase) decrease in other assets                                               167                 (83)
       Increase (decrease) in other liabilities                                          404                (407)
                                                                                 -----------           ---------
          Net cash provided by operating activities                                    4,878               1,924
                                                                                 -----------           ---------
INVESTING ACTIVITIES

       Loan originations & principal payments on loans, net                           16,657               5,719
       Proceeds from the sale of securities - available for sale                      11,082                  --
       Proceeds from the maturity of securities - available for sale                  40,953              27,749
       Proceeds from the maturity of securities - held to maturity                        --               6,932
       Purchase of securities - available for sale                                   (78,446)            (39,231)
       Proceeds from sale of real estate owned                                           255                 280
       Cash paid in business combination                                                (803)                 --
       Purchase of premises and equipment                                               (716)               (224)
                                                                                 -----------           ---------
          Net cash (used in) provided by investing activities                        (11,018)              1,225
                                                                                 -----------           ---------
FINANCING ACTIVITIES

       Net increase (decrease) in deposits                                            48,539              (3,922)
       Repayment of short term borrowings                                            (63,589)                 --
       Proceeds from short term repurchase agreements                                 26,831                  --
       Repayment of long term borrowings                                                  (2)                 (1)
       Increase in advances from borrowers for taxes and insurance                       110                 610
       Cash paid for dividends                                                          (738)               (617)
       Proceeds from the sale of stock associated with ESPP                               30                  24
       Proceeds from the exercise of stock options                                        13                  13
       Purchase of treasury stock                                                       (106)                 --
                                                                                 -----------           ---------
          Net cash provided by (used in) financing activities                         11,088              (3,893)
                                                                                 -----------           ---------
       Increase (decrease) in cash and cash equivalents                                4,948               (744)
Cash and cash equivalents at beginning of the period                                  16,839              21,466
                                                                                 -----------           ---------
Cash and cash equivalents at end of the period                                   $    21,787           $  20,722
                                                                                 ===========           =========
SUPPLEMENTAL DISCLOSURES

     Cash paid for interest                                                      $     2,865           $   4,254

     Cash paid for income taxes                                                  $       862           $      --

     Transfers from loans and leases to real estate owned and other
        repossessed property                                                     $       133           $     211

                       Patriot Bank Corp. and Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                            (in thousands, unaudited)

SUPPLEMENTAL DISCLOSURES (CONTINUED)

On January 3, 2003, Patriot purchased the stock of Bonds & Paulus Associates, Inc. for $458,000 plus contingent consideration to be paid in shares of Patriot Bank Corp. common stock based upon future revenues of Bonds & Paulus. Of the $458,000, $115,000 was paid in cash and 22,810 shares of Patriot Bank Corp. common stock having a value of $343,000 were issued at closing. In conjunction with the acquisition of Bonds & Paulus Associates, Inc., liabilities were assumed as follows:

Fair value of assets acquired         $  1,671.0
Cash paid                                 (115.0)
Stock issued                              (343.0)
                                      --------
Liabilities assumed                   $  1,213.0

On January 17, 2003, Patriot purchased the stock of Pension Benefits Inc. for $829,000 plus contingent consideration to be paid in shares of Patriot Bank Corp. common stock based upon future revenues of Pension Benefits, Inc. Of the $829,000, $414,500 was paid in cash and 27,338 shares of Patriot Bank Corp. common stock were issued at closing. In conjunction with the acquisition of Pension Benefits Inc., liabilities were assumed as follows:

Fair value of assets acquired         $  2,114.0
Cash paid                                 (414.5)
Stock issued                              (414.5)
                                      --------
Liabilities assumed                   $  1,285.0

         The accompanying notes are an integral part of these statements.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                              THREE-MONTH PERIOD
                                                                                ENDED MARCH 31,
                                                                           ------------------------
                                                                             2003            2002
                                                                           --------        --------
                                                                                (IN THOUSANDS)
Net Income............................................................     $  2,100        $  1,840
Other comprehensive income (loss).....................................
 Unrealized gains on securities.......................................
   Unrealized gains associated with change in accounting principle....           --              --
   Unrealized holding gains (losses) arising during the period........        1,234          (2,573)
 Less: Reclassification adjustment for gains included in net income
   Net gains on the sale of investment securities.....................         (556)             --
   Income tax expense associated with net gains on the sale of
   investment securities........................... ..................          189              --
                                                                           --------        ---------

Comprehensive income (loss)...........................................     $  2,967        $   (733)
                                                                           ========        =========

                       PATRIOT BANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2003

NOTE 1 - GENERAL

The accompanying financial statements of Patriot Bank Corp. and Subsidiaries ("Patriot") include the accounts of the parent company, Patriot Bank Corp. and its wholly-owned subsidiaries, Patriot Bank and Patriot Investment Company. All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2002. All share amounts, including earnings per share, have been restated to reflect the effect of the 10% stock dividend paid in April 2003.

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

                                                                                 THREE-MONTH PERIOD ENDED,
                                                                                          MARCH 31
                                                                                 -------------------------
                                                                                  2003               2002
                                                                                  ----               ----
                                                                                       (IN THOUSANDS)
Net income, as reported                                                          $ 2,100            $ 1,840
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects             (46)               (17)
                                                                                 -------            -------
Pro forma net income                                                             $ 2,054            $ 1,823
                                                                                 =======            =======
Earnings per share:
      Basic - as reported                                                        $   .33            $   .28
                                                                                 =======            =======
      Basic - pro forma                                                          $   .32            $   .28
                                                                                 =======            =======

      Diluted  - as reported                                                     $   .31            $   .27
                                                                                 =======            =======
      Diluted  - pro forma                                                       $   .30            $   .27
                                                                                 =======            =======

                       PATRIOT BANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2003

NOTE 2 - SECURITIES

         The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows:

--------------------------------------------------------------------------------------------------------------------------------
                                                 March 31, 2003                                  December 31, 2002
--------------------------------------------------------------------------------------------------------------------------------
                                 Amortized   Unrealized    Unrealized    Fair      Amortized   Unrealized  Unrealized    Fair
                                   cost         gain         loss        value       cost         gain        loss       value
--------------------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
AVAILABLE FOR SALE:
Investment securities
    U.S. Treasury and
       Government agency
       Securities                $  38,128   $      414   $       189   $ 38,353   $  66,304   $      599   $     652   $ 66,251
    Corporate debt securities       22,649          436         1,327     21,758      22,724          131       1,467     21,388
    FHLMC preferred stock           84,641        3,889            --     88,530      67,626        3,715          --     71,341
    FHLB and FRB stock              19,177           --            --     19,177      17,949           --          --     17,949
    Equity securities               17,136        1,455           147     18,444       6,647          799         164      7,282

Mortgage-backed securities
    FHLMC                           59,329          806            --     60,135      67,523          700          81     68,142

    FNMA                            95,148          610           118     95,640      55,821          373          67     56,127

    GNMA                                71            9            --         80          96           13          --        109

Collateralized mortgage
obligations:
    FHLMC                               90            2            --         92       2,960           18          --      2,978

    FNMA                             2,404           53            --      2,457       3,689          105          --      3,794

    Other                               41           --            --         41         505            2          --        507
                                 ---------   ----------   -----------   --------   ---------   ----------  ----------   --------
Total securities available for
Sale                             $ 338,814   $    7,674   $     1,781   $344,707   $ 311,844   $    6,455   $  2,431    $315,868
                                 =========   ==========   ===========   ========   =========   ==========   ========    ========

                       PATRIOT BANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2003

NOTE 3 - LOANS RECEIVABLE

     Loans receivable are summarized as follows:

                                                    March 31,      December 31,
-------------------------------------------------------------------------------
Composition of loan portfolio                         2003             2002
-------------------------------------------------------------------------------
                                                          (in thousands)
Comercial Portfolio:
    Commercial loans                                $ 320,112      $    315,537
    Commercial leases                                  75,630            77,138
Consumer Portfolio:
    Home equity                                        70,213            72,400
    Consumer                                            7,382             7,724
Mortgage Portfolio:
    Residential mortgages                           $ 116,742      $    135,632
    Construction                                        9,302             8,220
                                                    ---------      ------------

Total loans and leases, gross                         599,381           616,651
    Deferred loan costs                                 1,579             1,566
    Allowance for credit losses                        (7,258)           (6,922)
                                                    ---------      ------------

       Total loans and leases, net                  $ 593,702      $    611,295
                                                    =========         =========

NOTE 4 - DEPOSITS

     Deposits are summarized as follows:

                                                    March 31,      December 31,
-------------------------------------------------------------------------------
Deposit type                                          2003             2002
-------------------------------------------------------------------------------
                                                          (in thousands)
NOW                                                 $  32,754      $     31,505

Money market                                          149,803           143,564

Savings accounts                                       67,881            59,029

Non-interest-bearing demand                            55,503            53,471
                                                    ---------      ------------

  Total demand, transaction, money
     market and savings deposits                      305,941           287,569

Certificates of deposits                              261,718           231,551
                                                    ---------      ------------

  Total deposits                                    $ 567,659      $    519,120
                                                    =========      ============

                       PATRIOT BANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2003

NOTE 5 - EARNINGS PER SHARE

         The dilutive effect of stock options is excluded from basic earnings per share but included in the computation of diluted earnings per share.

                                        For Three-Months Ended March 31, 2003
                                        -------------------------------------
                                           Income       Shares      Per-Share
                                        (Numerator)  (Denominator)   Amount
                                        -----------  -------------  ---------
                                                    (in thousands)
BASIC EPS
Net Income available to common
 Shareholders                           $     2,100          6,413  $    0.33

EFFECT OF DILUTIVE SECURITIES
Dilutive Options                                 --            337       (.02)
                                        -----------  -------------  ---------

DILUTED EPS
Net income available to common
 shareholders                           $     2,100          6,750  $    0.31
                                        ===========  =============  =========

                                        For Three-Months Ended March 31, 2002
                                        -------------------------------------
                                           Income       Shares      Per-Share
                                        (Numerator)  (Denominator)   Amount
                                        -----------  -------------  ---------
                                                    (in thousands)
BASIC EPS
Net Income available to common
 shareholders                           $     1,840          6,597  $    0.28

EFFECT OF DILUTIVE SECURITIES
Dilutive Options                                 --            207       (.01)
                                        -----------  -------------  ---------

DILUTED EPS
Net income available to common
 shareholders                           $     1,840          6,804  $    0.27
                                        ===========  =============  =========

NON-DILUTIVE OPTIONS. Patriot had 1,375 and 11,000 non-dilutive options at March 31, 2003 and 2002, respectively.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2003

NOTE 6 - SEGMENT REPORTING

         The Company has four reportable segments: Banking, Mortgage Banking, Financial Advisors and Commercial Leasing. Banking operates a network of 16 community banking offices providing deposit and loan services to customers. Mortgage Banking originates and sells residential mortgages into the secondary market to generate fee income. Financial Advisors results for the three month period ended March 31, 2002, reflect only brokerage services. In January 2003, Patriot completed its acquisition of two companies, which is disclosed in Note 11 - Business Combinations. As a result of these business combinations, Financial Advisors' now offers wealth and investment management, pension benefits, and insurance services in addition to brokerage services. The impact of these two acquisitions was $4,062,000 to total assets and $412,000 to other income for the first quarter of 2003. Commercial Leasing originates small ticket leases.

         The following table highlights income statement and balance sheet information for each of the segments at or for the three-month period ended March 31, 2003 and 2002.

                                                AT OR FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2003
                                           ---------------------------------------------------------------
                                                          MORTGAGE    FINANCIAL    COMMERCIAL
                                            BANKING       BANKING      ADVISORS     LEASING       TOTAL
                                            -------       -------      --------     -------       -----
                                                                    (IN THOUSANDS)
Net interest income                        $    6,710    $       80   $       10   $      976   $    7,776
Other income                                    1,300           505          478          363        2,646
Total net income                                1,474           184           22          420        2,100
Total assets                                  928,705         3,493        4,874       76,451    1,013,523
Total loans and leases, gross                 521,875         3,455           --       75,630      600,960
Intersegment interest income / (expense)         (978)           80           10          888           --
                                           ---------------------------------------------------------------

                                                AT OR FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2002
                                           ---------------------------------------------------------------
                                                          MORTGAGE    FINANCIAL    COMMERCIAL
                                            BANKING       BANKING      ADVISORS     LEASING       TOTAL
                                            -------       -------      --------     -------       -----
                                                                    (IN THOUSANDS)
Net interest income                        $    5,952    $      135   $        2   $      687   $    6,776
Other income                                      985           261          123          292        1,661
Total net income                                1,526           146           46          122        1,840
Total assets                                  918,092         6,716          583       79,763    1,005,154
Total loans and leases, gross                 563,613         6,682           --       79,249      649,544
Intersegment interest income / (expense)       (1,338)          135            2        1,201           --
                                           ---------------------------------------------------------------

                       PATRIOT BANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2003

NOTE 7 - ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of non-amortizing and amortizing intangible assets is as follows:

                                                     MARCH 31, 2003                                DECEMBER 31, 2002
                                       ------------------------------------------     ------------------------------------------
                                        GROSS                                          GROSS
                                       CARRYING     ACCUMULATED      NET CARRYING     CARRYING     ACCUMULATED      NET CARRYING
                                        AMOUNT      AMORTIZATION        AMOUNT         AMOUNT      AMORTIZATION        AMOUNT
                                       ------------------------------------------     ------------------------------------------
                                                                           (IN THOUSANDS)
Non-amortizing intangible assets:
 Goodwill                              $ 14,450     $      2,198     $     12,252     $ 10,975     $      2,198     $      8,777

Amortizing intangible assets:
 Core deposit intangible                  4,606            1,850            2,756        4,606            1,729            2,877
 Originated mortgage servicing rights       664              438              226          664              404              260
                                       ------------------------------------------     ------------------------------------------
 Total amortizing intangible assets       5,270            2,288            2,982        5,270            2,133            3,137

                                       ------------------------------------------     ------------------------------------------
Total intangible assets                $ 19,720     $      4,486     $     15,234     $ 16,245     $      4,331     $     11,914
                                       ==========================================     ==========================================

Aggregate amortization expense for the three-month period ended March 31 is as follows:

                                                      2003             2002
                                                      ----             ----
                                                          (IN THOUSANDS)
Amortization expense.........................     $        155     $        143

The estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

FOR THE YEAR ENDED                                            ESTIMATED EXPENSE
                                                                (IN THOUSANDS)
December 31, 2003..........................................   $             574
December 31, 2004..........................................                 487
December 31, 2005..........................................                 462
December 31, 2006..........................................                 448
December 31, 2007..........................................                 296

The changes in the carrying amount of goodwill are as follows:

                                                           MARCH 31, 2003       DECEMBER 31, 2002
                                                                       (IN THOUSANDS)
Balance at the beginning of period .....................   $        8,777       $           8,688
Goodwill acquired ......................................            3,475                      89
Amortization expense ...................................               --                      --
                                                           --------------     -------------------
Balance at the end of period............................   $       12,252       $           8,777
                                                           ==============       =================

                       PATRIOT BANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2003

NOTE 8 - ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

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

NOTE 9 - REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT

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

NOTE 10 - ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

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

                       PATRIOT BANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2003

NOTE 11 - BUSINESS COMBINATIONS

WEALTH MANAGEMENT FIRM ACQUISITION. On January 3, 2003, Patriot completed the acquisition of Bonds & Paulus Associates, Inc. (Bonds & Paulus), a wealth management firm headquartered in Chester County, Pennsylvania. Founded in 1993, Bonds & Paulus is a registered investment advisory firm, providing investment advisory and financial planning services to high net-worth individuals and families. Bonds & Paulus was merged into Patriot Advisors, a division of Patriot Bank Corp. that provides a full range of wealth and investment management services. The acquisition will be accounted for as a purchase. Bonds & Paulus was purchased for $458,000 plus contingent consideration to be paid in shares of Patriot Bank Corp. common stock based upon future revenues of Bonds & Paulus. Of the $458,000, $115,000 was paid in cash and 22,810 shares of Patriot Bank Corp. common stock having a value of $343,000 were issued at closing. Based upon current revenue, the total purchase price will approximate $1,300,000.

PENSION BENEFITS SERVICE PROVIDER ACQUISITION. On January 17, 2003, Patriot completed the acquisition of Pension Benefits, Inc., a pension benefits service provider headquartered in West Chester, Pennsylvania. Founded in 1986, Pension Benefits Inc. is a third party administrator and a registered investment advisory firm, providing comprehensive retirement plan solutions to businesses. Pension Benefits, Inc. was merged into Patriot Advisors, a division of Patriot Bank Corp. The acquisition will be accounted for as a purchase. Pension Benefits, Inc. was purchased for $829,000 plus contingent consideration to be paid in shares of Patriot Bank Corp. common stock based upon future revenues of Pension Benefits, Inc. Of the $829,000, $414,500 was paid in cash and 27,338 shares of Patriot Bank Corp. common stock were issued at closing. Based upon current revenue, the total purchase price will approximate $1,600,000.

Supplemental pro forma information that discloses the results of operations for Patriot Bank Corp. and its subsidiaries for the three-month period ended March 31, 2003 to the same period in 2002 is provided below. The pro forma information assumes the business combinations of Bonds & Paulus Associates, Inc. and Pension Benefits, Inc. had been completed as of the beginning of each period and illustrates the impact on Patriot's non-interest Income, net income and EPS for each period.

                                              THREE-MONTH PERIOD ENDED
                                                      MARCH 31,
                                                  2003         2002
                                                  ----         ----
                                                   (IN THOUSANDS)
Revenue                                         $ 18,034     $ 19,007

Net Income                                      $  2,129     $  1,844
                                                ========     ========

Earnings per share - basic                      $   0.33     $   0.28
                                                ========     ========
Earnings per share - diluted                    $   0.32     $   0.27
                                                ========     ========

                       PATRIOT BANK CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     SUMMARY. Patriot reported diluted earnings per share of $.31 and net income of $2,100,000 for the three-month period ended March 31, 2003 compared to diluted earnings per share of $.27 and net income of $1,840,000 for the three month period ended March 31, 2002. Earnings per share has been restated to reflect the effect of the 10% stock dividend paid in April 2003. Return on average equity was 12.50%, for the three-month period ended March 31, 2003 compared to 12.05%, for the three-month period ended March 31, 2002.

     NET INTEREST INCOME. Net interest income for the three-month period ended March 31, 2003 was $7,776,000 compared to $6,776,000 for the same period in 2002. Patriot's net interest margin (net interest income as a percentage of average interest-earning assets) was 3.68% for the three-month period ended March 31, 2003 compared to 3.06% for the same period in 2002. The decreases in market rates on Patriot's funding sources outpaced decreases in the rates on assets and, as a result, expanded Patriot's net interest margin.

     Interest on loans and leases was $11,130,000 for the three-month period ended March 31, 2003 compared to $12,498,000 for the same period in 2002. The average balance of loans was $606,089,000 with an average yield of 7.39% for the three-month period ended March 31, 2003 compared to an average balance of $641,840,000 with an average yield of 7.83% for the same period in 2002. The decrease in average balance is primarily due to Patriot allowing residential mortgages to run-off, offset by aggressive marketing of commercial loans and leases. The decrease in average yield is primarily a result of a decrease in market rates.

     Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $4,196,000 for the three-month period ended March 31, 2003 compared to $4,411,000 for the same period in 2002. The average balance of the investment portfolio was $317,869,000 with an average yield of 6.15% for the three-month period ended March 31, 2003 compared to an average balance of $290,201,000 with an average yield of 6.61% for the same period in 2002. The increase in average balance is primarily due to Patriot investing funds from the repayment of residential mortgage loans. The decrease in average yield is related to general decreases in market rates on adjustable rate securities and the purchase of tax beneficial securities.

     Interest on total deposits was $3,140,000 for the three-month period ended March 31, 2003 compared to $4,283,000 for the same period in 2002. The average balance of total deposits was $541,821,000 with an average cost of 2.32% for the three-month period ended March 31, 2003 compared to an average balance of $528,303,000 with an average cost of 3.26% for the same period in 2002. The inrease in average balance is primarily the result of aggressive marketing of money market and transaction-based deposit accounts offset by a decrease in the average balance of Patriot's certificate of deposit accounts. The overall decrease in the average cost on deposits was primarily the result of a decrease in market rates, a reduction in higher costing certificate of deposit accounts and emphasis placed on lower cost core deposit accounts.

     Interest on borrowings was $4,416,000 for the three-month period ended March 31, 2003 compared to $5,898,000 for the same periods in 2002. The average balance of borrowings was $371,319,000 with an average cost of 4.76% for the three-month period ended March 31, 2003 compared to an average balance of $405,826,000 with a cost of 5.81% for the same period in 2002. The decrease in average balance was primarily due to borrowings being replaced with branch deposit growth. The decrease in the yield on borrowings was the result of a decrease in interest rates and the result of the repayment of borrowed funds with a higher cost of funds.

PROVISION FOR CREDIT LOSSES. The provision for credit losses was $1,100,000 for the three-month period ended March 31, 2003 compared to $675,000 for the same period in 2002. Net of charge-offs of $764,000 for the quarter-ended March 31, 2003, this represented an addition of $336,000 to the allowance for losses, which totaled $7,258,000 at March 31, 2003. The allowance for losses on loans is based on management's ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of the amount necessary to absorb known and inherent losses in the portfolio. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the portfolios, delinquency statistics, results of loan review and related classifications, and historic loss rates. In addition, certain individual loans which management has identified as problematic are specifically provided for, based upon an evaluation of the borrower's perceived ability to pay, the estimated adequacy of the underlying collateral and other relevant factors. In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for credit losses. They may require additions to the allowance based upon their judgements about information available to them at the time of examination. Although

                       PATRIOT BANK CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

provisions have been established and segmented by type of loan, based upon management's assessment of their differing inherent loss characteristics, the entire allowance for losses on loans is available to absorb further loan losses in any category. Management uses significant estimates to determine the allowance for credit losses. Since the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond Patriot's control, management's estimate of the allowance necessary to absorb credit losses and actual credit losses could differ.

Patriot's total loans consist of four distinct portfolios, each of which is monitored and analyzed separately.

RESIDENTIAL MORTGAGE LOANS. The residential mortgage loan portfolio is seasoned as Patriot has been in the mortgage lending business for many years and has sold substantially all new mortgage originations in the past three years. Compared to December 31, 2002, the level of non-performing assets in the mortgage portfolio decreased during the first quarter of 2003 in correlation to the overall mortgage portfolio. The ratio of non-performing assets to the total mortgage portfolio remained relatively stable during these periods. Management believes current levels can be attributed to the current recessionary phase of the credit cycle and a relatively low reference point in previous years' balances. Patriot's mortgage loans are generally well collateralized and historically Patriot has experienced minimal losses on these loans. Because of Patriot's consistent history in mortgage lending and the long-term nature of this portfolio, Patriot predominately relies upon an internal regression analysis that uses historical data to estimate losses inherent in the portfolio.

CONSUMER LOANS. Consumer loans consist mostly of home equity loans and home equity lines of credit. The consumer loan portfolio also is mature as Patriot has been in the consumer lending business for many years. As with mortgage lending, Patriot predominantly uses an internal regression analysis that uses historical data to estimate losses inherent in the portfolio.

COMMERCIAL LOANS. Patriot entered the commercial lending business in 1996 and has grown the portfolio into a substantial portion of total loans. Patriot uses historical data to prepare regression models to monitor trends of charge-offs and recoveries and establish appropriate allowance levels. Compared to December 31, 2002, the level of non-performing assets in the commercial lending portfolio decreased slightly during the first quarter of 2003. Patriot closely monitors local economic and business trends relative to its commercial lending portfolio to estimate the effect those trends may have on losses. Patriot's commercial loan portfolio contains some loans that are substantially larger than the loans within its other portfolios. The loss associated with an individual loan could have a significant impact on the allowance and charge-off levels at Patriot. Therefore, Patriot closely monitors these loans and specifically reserves for individual loans which exhibit weakness.

COMMERCIAL LEASES. Patriot entered the commercial leasing business in 1998 principally through the acquisition of Keystone Financial Leasing (KFL). Patriot's leasing portfolio has a short, approximately 3-year life. Patriot performs an internal regression analysis on this portfolio using historical data (including KFL data). Patriot also closely monitors regional and national economic business trends relative to its commercial leasing portfolio to estimate the effect those trends may have on losses. During 2002, Patriot experienced an increase in the level of charge-offs in the commercial leasing portfolio. Patriot attributes the increase to a general weakness in the overall economy, relatively low previous year charge-offs and higher delinquency trends in certain sectors of the portfolio. In response to the elevated charge-offs, Patriot enhanced it's policies, procedures and resources related to the credit administration of the leasing portfolio. The result of these enhancements has been a steady improvement in delinquencies, and non-performing and charged-off leases in the latter part of 2002 and the first quarter of 2003.

Patriot's percentage of loan loss reserves to total loans increased from 1.11% at December 31, 2002, to 1.20% at March 31, 2003, which correlates to Patriot's growth in its higher risk commercial loan portfolio. During the first quarter of 2003, Patriot's overall loan and lease portfolios decreased from $611,295,000 at December 31, 2002, to $593,702,000. The decrease in the loan portfolios was attributed to the run-off of residential mortgage loans which was offset by growth in the commercial loan portfolio. At March 31, 2003, Patriot had $10,216,000 in loans and leases which were 30 days or more delinquent which represented 1.69% of Patriot's total loan and lease portfolio compared to $6,989,000 or 1.08% at March 31, 2002. Based on the growth in the commercial loan portfolio and the increased level of delinquent loans and leases, management determined a provision of $1,100,000 was necessary to adequately address the losses inherent in Patriot's loan and lease portfolios. Patriot believes that the allowance provides for known and inherent credit losses at March 31, 2003.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     NON-INTEREST INCOME. Total non-interest income was $2,646,000 for the three-month period ended March 31, 2003 compared to $1,661,000 for the same period in 2002. The increase in non-interest income was derived from three sources:

Non-Interest income from the gains on the sale of loans and leases was $704,000 for the three-month period ended March 31, 2003 compared to $311,000 for the same period in 2002. This increase was primarily due to mortgage banking gains associated with higher volumes. Gains recognized on the sale of the guaranteed portion of Small Business Administration loans contributed to this increase as well.

Patriot Advisors, a division of Patriot Bank Corp., provided $478,000 in non-interest income during the three-month period ended March 31, 2003 compared to $123,000 for the same period in 2002. This increase in Patriot Advisors' non-interest income can be attributed to the acquisitions of Bonds & Paulus Associates, Inc. and Pension Benefits, Inc., which occurred during the first quarter of 2003.

Non-Interest income from serivce fees on deposits was $862,000 for the three-month period ended March 31, 2003 compared to $600,000 for the same period in 2002. The increase in service fees on deposits was a result of the implementation of an overdraft privilege product which was implemented during the third quarter of 2002.

During the first quarter of 2003, Patriot prepaid a FHLB $15,000,0000 advance with a rate of 6.28% and a scheduled maturity of December 4, 2003. As such, Patriot recorded a $588,000 loss, which was the prepayment penalty for repaying this advance early. This transaction in conjunction with $556,000 of investment gains recognized on the sale of $10,526,000 of securities allowed Patriot to improve its interest rate risk profile.

     NON-INTEREST EXPENSE. Total non-interest expense was $6,681,000 for the three-month period ended March 31, 2003 compared to $5,333,000 for the same period in 2002. The increase in non-interest expense was primarily due to $925,000 of higher compensation costs associated with increases in staffing. Patriot's two acquisitons during the first quarter of 2003 as well as service requirements associated with branch deposit and commercial lending growth caused the increases in staffing. Increased legal expenses related to the collection and workout of delinquent loans and leases and fraud issues also contributed to the increase. Other non-interest expenses such as occupancy and equipment, advertising, deposit processing and office supplies and postage were also higher during the first quarter of 2003 as compared to the same period in 2002, which can be attributed to normal recurring expenses associated with Patriot's two acquisitions during the first quarter of 2003.

     INCOME TAX PROVISION. The income tax provision for the first quarter of 2003 was $541,000 compared to $589,000 for the same period in 2002. The effective tax rate was 20.48% for three-month period ended March 31, 2003 compared to 24.25% for the same period in 2002. The decrease in the effective tax rate was due to greater tax exempt interest from tax-beneficial securities.

FINANCIAL CONDITION

     LOAN AND LEASE PORTFOLIO. Patriot's primary portfolio loan products are commercial loans, small-ticket commercial leases, fixed-rate and adjustable-rate residential mortgage loans and home equity loans and lines of credit. Patriot also offers residential construction loans and other consumer loans. Patriot has sold substantially all new residential mortgage (fixed and adjustable rate) originations since 2000. At March 31, 2003, Patriot's total loan portfolio was $593,702,000, compared to $611,295,000 at December 31, 2002. The decrease in the loan portfolio was primarily the result of Patriot allowing residential mortgages to run-off, offset by an emphasis placed on increasing commercial lending and leasing relationships.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents at March 31, 2003 were $21,787,000 compared to $16,839,000 at December 31, 2002. The increase in cash balances was primarily due to temporary timing differences.

     SECURITIES. Investment securities consist of US Treasury and government agency securities, and corporate debt and equity securities. Mortgage-backed securities consist of securities generally issued by either the FHLMC, FNMA or the Government National Mortgage Association ("GNMA"). Collateralized Mortgage Obligations ("CMOs") consist of securities issued by the FHLMC, FNMA or private issuers. Total investment and mortgage-backed securities at March 31, 2003 were $344,707,000 compared to $315,868,000 at December 31, 2002. The increase in investment and mortgage-backed securities was primarily due to the purchase of $78,446,000 of available for sale securities offset by investment amortization and maturities.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     OTHER ASSETS. Other assets at March 31, 2003 were $4,386,000 compared to $4,743,000 at December 31, 2002. The decrease in other assets was primarily attributable to adjustments to Patriot's deferred tax position related to the increase of unrealized gains on investments.

     DEPOSITS. Deposits are primarily attracted from within Patriot's market area through the offering of various deposit instruments, including checking accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Patriot also solicits brokered deposits from various sources. Total deposits at March 31, 2003 were $567,659,000 compared to $519,120,000 at December 31, 2002. Of this increase, $30,167,000 was related to growth in certificates of deposits and $18,372,000 was related to an increase in core deposits.

     FHLB ADVANCES AND FEDERAL FUNDS. Patriot utilizes borrowings as a source of funds for its growth strategy and its asset/liability management. Patriot is eligible to obtain advances from the FHLB upon the security of certain loan portfolios, mortgage-backed securities, and investment securities, provided certain standards related to creditworthiness have been met. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. Patriot also uses Federal Funds as a funding source. Federal Funds are transactions that are typically between financial institutions and are short-term unsecured borrowings. Total FHLB advances and federal funds borrowed at March 31, 2003 were $305,171,000 compared to $368,173,000 at December 31, 2002. The decrease in FHLB advances and federal funds was associated with the repayment of short-term FHLB advances. During the first quarter of 2003, FHLB advances were replaced with repurchase agreements and deposit growth as they were repaid.

During the first quarter of 2003, Patriot prepaid a FHLB $15,000,0000 advance with a rate of 6.28% and a scheduled maturity of December 4, 2003. As a result, Patriot recorded a $588,000 loss, which was the prepayment penalty for repaying this advance early. This transaction, in conjunction with $556,000 of investment gains recognized on the sale of $10,526,000 of securities, allowed Patriot to improve its interest rate risk profile.

     REPURCHASE AGREEMENTS. Patriot uses repurchase agreements as a funding source. Repurchase agreements are generally short-term obligations collateralized by government agency and other securities. Total repurchase agreements at March 31, 2003 were $41,040,000 compared to $14,210,000 at December 31, 2002. The increase in repurchase agreements was primarily due to the addition of $30,668,000 of brokered repurchase agreements offset by a decrease in customer repurchase agreements. The increase in repurchase agreements replaced FHLB advances that were repaid during the first quarter of 2003.

     OTHER LIABILTIIES. Other Liabilities at March 31, 2003 were $7,486,000 compared to $4,987,000 at December 31, 2002. The increase in other liabilities was primarily attributable to the accrual of contingent consideration associated with the purchase of Bonds and Paulus Associates, Inc. and Pension Benefits Inc.

     SHAREHOLDERS' EQUITY. Total shareholders' equity was $69,349,000 at March 31, 2003 compared to $65,945,000 at December 31, 2002. The increase was primarily a result of net income and an increase in accumulated other comprehensive income offset by cash dividends paid and the repurchase of shares of Patriot Bank Corp. common stock.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES

ALLOWANCE FOR LOSSES ON LOANS AND LEASES

The allowance for losses on loans is based on management's ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of the amount necessary to absorb known and inherent losses in the portfolio. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the portfolios, delinquency statistics, results of loan review and related classifications, and historic loss rates. In addition, certain individual loans which management has identified as problematic are specifically provided for, based upon an evaluation of the borrower's perceived ability to pay, the estimated adequacy of the underlying collateral and other relevant factors. In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for credit losses. They may require additions to the allowance based upon their judgements about information available to them at the time of examination. Although provisions have been established and segmented by type of loan, based upon management's assessment of their differing inherent loss characteristics, the entire allowance for losses on loans is available to absorb further loan losses in any category.

Management uses significant estimates to determine the allowance for credit losses. Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond Patriot's control, management's estimate of the amount necessary to absorb allowance for credit losses and actual credit losses could differ. Patriot's current judgement is that the valuation of the allowance for the losses on loans and leases remains appropriate at March 31, 2003.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance would be established against deferred tax assets when in the judgement of management, it is more likely than not that such deferred tax assets will not become available. At March 31, 2003, based on management's evaluation of the likelihood of realization, no valuation allowance has been established. Because the judgement about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond Patriot's control, it is possible that management's judgement about the need for a valuation allowance for deferred taxes could change in the future.

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

Other repossessed property consists of mostly leased equipment returned to Patriot at the end of the lease. The off-lease equipment is recorded on Patriot's books at the lower of Patriot's carrying value in the lease or the fair value of the equipment as of the date of transfer to other repossessed property. Any excess of the recorded investment in the lease over the fair market value is taken as a loss on Patriot's books. Additionally, valuation of REO and other repossessed property is dependent to a great extent on current economic, market and geographic conditions that are beyond Patriot's control. It is possible that management's estimates included in the valuation of REO and other repossessed property could change in the future. Patriot's current judgement is that the valuation of REO and other repossessed property remains appropriate at March 31, 2003.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

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

During the first quarter of 2003, $52,033,000 of liquidity was provided from the repayment and sale of securities. Additional liquidity of $48,539,000 was provided by deposit growth, $26,831,000 by short-term repurchase agreements and $16,657,000 from the repayment of loans. These funds were used to purchase $78,446,000 of investment securities, repay $63,001,000 of short-term borrowings and fund $4,575,000 of commercial loans.

At March 31, 2003, Patriot had outstanding loan commitments of $60,066,000. Patriot anticipates that it will have sufficient funds available to meet its loan commitments. Certificates of deposit that are scheduled to mature in one year or less from March 31, 2003, totaled $144,650,000. Based upon historical experience, Patriot expects that substantially all of the maturing certificates of deposit will be retained at maturity, excluding brokered certificates in the amount of $39,492,000.

CAPITAL RESOURCES. FDIC regulations currently require companies to maintain a minimum leverage capital ratio of not less than 3% of tier 1 capital to total adjusted assets, a tier 1 capital ratio of not less than 4% of risk-adjusted assets, and a minimum risk-based total capital ratio (based upon credit risk) of not less than 8%. The FDIC requires a minimum leverage capital requirement of 3% for institutions rated composite 1 under the CAMELS rating system. For all other institutions, the minimum leverage capital requirement is 3% plus at least an additional 1% to 2% (100 to 200 basis points). A bank is considered "well capitalized" if it maintains a minimum leverage capital ratio of not less than 5% of tier 1 capital to total adjusted assets, a tier 1 capital ratio of not less than 6% of risk adjusted assets, and a minimum risk-based total capital ratio (based upon credit risk) of not less than 10%. At March 31, 2003, Patriot Bank's and Patriot Bank Corp.'s capital ratios exceeded all requirements to be considered well capitalized. The following table sets forth the capital ratios of Patriot Bank Corp., Patriot Bank and the current regulatory requirements at March 31, 2003:

                                                                       To Be                 To Be

                                                  Actual      Adequately Capitalized    Well Capitalized
                                                  ------      ----------------------    ----------------
                                             Amount   Ratio    Amount         Ratio      Amount    Ratio
                                             ------   -----    ------         -----      ------    -----
                                                                 As of March 31, 2003
Total capital (to risk weighted assets)

Patriot Bank Corp.                          $ 80,546  12.59%  $ 51,161            8%    $ 63,951      10%

Patriot Bank                                  80,927  12.66%    51,158            8%      63,948      10%

Tier I capital (to risk-weighted assets)

Patriot Bank Corp.                            70,949  11.09%    25,580            4%      38,370       6%

Patriot Bank                                  71,266  11.14%    25,579            4%      38,369       6%

Tier I capital (to average assets)

Patriot Bank Corp.                            70,949   7.30%    38,856            4%      48,570       5%

Patriot Bank                                  71,266   7.31%    38,995            4%      48,743       5%

                       PATRIOT BANK CORP. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Through the use of income simulation modeling the company has calculated an estimate of net interest income for the year ending March 31, 2004, based upon the assets, liabilities and off-balance sheet financial instruments in existence at March 31, 2003. Patriot has also estimated changes to that estimated net interest income based upon interest rates rising or falling in monthly increments ("rate ramps"). Rate ramps assume that all interest rates increase or decrease in monthly increments evenly throughout the period modeled, with a floor of 25bp. The following table reflects the estimated percentage change in estimated net interest income for the year ending March 31, 2004 resulting from changes in interest rates.

Rate ramp to interest rates                 % change
---------------------------                 --------
            +2%                                .17%
            -2%                              (1.05%)

Economic value of equity ("EVE") estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. As part of this evaluation the company has contracted with an independent consultant to perform an extensive core deposit analysis to appropriately estimate the discounted present value of the retail deposit franchise. Upward and downward rate shocks are used to measure volatility in relation to an unchanged interest rate environment. This method of measurement primarily evaluates the longer term repricing risks and options in the Company's balance sheet. The Company has established policy limits for upward and downward rate shocks of 20% of economic value of equity at risk for every 100 basis points of interest rate shock. Additionally the Company has a policy limit that the ratio of EVE adjusted equity to EVE adjusted assets will be maintained above a 5% ratio. The following table reflects the estimated economic value of equity at risk and the ratio of EVE adjusted equity to EVE adjusted assets at March 31, 2003, resulting from shocks to interest rates.

                   Percent change       EVE Equity/
Rate shock           from base          EVE Assets
----------           ---------          ----------
    +2%                1.59%              10.96%

    +1%                2.91%              10.87%

  Base                                    10.35%

    -1%               -9.41%               9.23%

    -2%              -15.24%               8.50%

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or re-price within that time period. The interest rate sensitivity gap is defined as the difference

                       PATRIOT BANK CORP. AND SUBSIDIARIES
between the amount of interest-earning assets maturing or re-pricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period.

The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2003, which are anticipated, based upon certain assumptions, to re-price or mature in each of the future time periods shown. Loan amounts reflect principal balances expected to be repaid and/or re-priced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans and as a result of contractual rate adjustments on adjustable-rate loans. Estimated prepayment rates were applied to mortgage loans and mortgage-backed securities based upon industry expectations. Core deposit decay rates have been estimated based upon a historical analysis of core deposit trends. With the exceptions noted above, the amount of assets and liabilities shown which re-price or mature during a particular period were determined in accordance with the earlier of term to re-pricing or the contractual maturity of the asset or liability. The table sets forth the gap and cumulative gap as a percentage of total assets at March 31, 2003:

                                          0-90        91-180       181-365
                                          Days         Days          Days
                                          -----       ------       -------
GAP to Total Assets                       10.86%        -.33%         0.91%
Cumulative GAP to Total Assets            10.86%       10.53%        11.43%

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Patriot's principal executive officer and principal financial officer have concluded that Patriot's disclosure controls and procedures (as defined in Rule 13a-14 under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of a date within (90) days prior to the filing date of this form 10-Q, are effective.

(b) Changes in Internal Controls. There have been no significant changes in Patriot's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

     Item 1 LEGAL PROCEEDINGS

            There are various claims and lawsuits in which Patriot is periodically involved incidental to Patriot's business, which in the aggregate involve amounts which are believed by management to be immaterial to the financial condition, equity, and results of operations of the Company.

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

                    -- Exhibit 99.1 Section 906 Certifications

                    (b) Reports filed on Form 8K

                              none

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

                                                  PATRIOT BANK CORP.
                                         -------------------------------------
                                                     (Registrant)

Date May 9, 2003                         _____________________________________
                                                    Richard A. Elko
                                         President and Chief Executive Officer

Date May 9, 2003                         _____________________________________
                                                    James G. Blume
                                               Senior Vice President and
                                                Chief Financial Officer

                                 CERTIFICATIONS

I, Richard A. Elko, Chief Executive Officer of Patriot Bank Corp, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Patriot Bank
         Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

                                                  /s/ Richard A. Elko
                                                 -------------------------------
                                                 Chief Executive Officer

I, James G. Blume , Chief Financial Officer of Patriot Bank Corp., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Patriot Bank
         Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9 2003

                                                  /s/ James G. Blume
                                                 -------------------------------
                                                 Chief Financial Officer