Form 10-Q
period 2003-06-30
PATRIOT BANK CORP
filed 2003-08-11
CIK 1000235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2003
                                          or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________________to_______________________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         [X] Yes [_] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,599,214 shares of common stock were outstanding as of August 11, 2003.

                       PATRIOT BANK CORP AND SUBSIDIARIES

                                      INDEX

                                                                                                Page
PART I         FINANCIAL INFORMATION                                                              3

         Item 1   FINANCIAL STATEMENTS (Unaudited)                                                3

                  Consolidated Balance Sheets at June 30, 2003
                  and December 31, 2002                                                           3

                  Consolidated Statements of Income for the Three and Six-Month Periods
                  ended June 30, 2003 and 2002                                                    4

                  Consolidated Statements of Shareholders' Equity for the
                  Periods ended June 30, 2003 and December 31, 2002                               5

                  Consolidated Statements of Cash Flows for the Three and Six-Month
                  Periods ended June 30, 2003 and 2002                                            6

                  Consolidated Statements of Comprehensive Income for the
                  Three and Six-Month Periods ended June 30, 2003 and 2002                        8

                  Notes to Consolidated Financial Statements                                      9

         Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                  OPERATIONS AND FINANCIAL CONDITION                                             17

         Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                                                    23

         Item 4   CONTROLS AND PROCEDURES                                                        25

PART II       OTHER INFORMATION

         Items 1 through 6                                                                       26

SIGNATURES                                                                                       28

EXHIBITS                                                                                         29

ITEM 1   FINANCIAL STATEMENTS

                       Patriot Bank Corp. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                   JUNE 30, 2003     DECEMBER 31, 2002
                                                                                ------------------  -------------------
                                                                                   (unaudited)
ASSETS
Cash and cash due from banks                                                        $   19,801         $    15,741
Interest earning deposits in other financial institutions                                1,082               1,098
                                                                                    ----------         -----------
     Total cash and cash equivalents                                                    20,883              16,839

Securities available for sale                                                          342,243             315,868

Loans held for sale                                                                      5,311               4,314
Loans and leases receivable, net of allowance for credit loss of $7,341
   and $6,922 at June 30, 2003 and December 31, 2002, respectively                     585,386             611,295
Premises and equipment, net                                                              9,468               7,612
Accrued interest receivable                                                              3,686               3,946
Real estate owned and other repossessed property                                           474                 404
Cash surrender value life insurance                                                     18,615              18,208
Goodwill                                                                                11,442               8,777
Amortizing intangible assets                                                             3,638               3,137
Other assets                                                                             4,735               4,743
                                                                                    ----------         -----------

     TOTAL ASSETS                                                                   $1,005,881         $   995,143
                                                                                    ==========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                            $  605,738         $   519,120
FHLB advances and federal funds                                                        257,828             368,173
Repurchase agreements                                                                   42,931              14,210
Advances from borrowers for taxes and insurance                                          2,489               2,208
Trust preferred debt securities                                                         20,500              20,500
Other liabilities                                                                        6,877               4,987
                                                                                    ----------         -----------

    Total liabilities                                                                  936,363             929,198

SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 5,000,000 shares authorized,
   None issued at June 30, 2003 and December 31, 2002, respectively                          -                   -
Common stock, No par value, 20,000,000 shares authorized, 7,216,480 and
   7,216,480 shares issued at June 30, 2003 and December 31, 2002, respectively              -                   -
Additional paid-in capital                                                              68,430              57,611
Common stock acquired by ESOP, 325,224 and 339,364 shares at cost at June 30,
   2003 and December 31, 2002, respectively                                             (1,604)             (1,638)
Common stock acquired by MRP, 6,929 and 9,051 shares at amortized
   Cost at June 30, 2003 and December 31, 2002, respectively                               (76)                (98)
Retained earnings                                                                        5,934              13,855
Treasury stock acquired, 544,171 and 516,174 shares at cost at
   June 30, 2003 and December 31, 2002, respectively                                    (7,102)             (6,441)
Accumulated other comprehensive income                                                   3,936               2,656
                                                                                    ----------         -----------

     Total shareholders' equity                                                         69,518              65,945
                                                                                    ----------         -----------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $1,005,881         $   995,143
                                                                                    ==========         ===========

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except for share data)
                                   (unaudited)

                                                                 Three-Month Period Ended     Six-Month Period Ended
                                                                         June 30,                    June 30,
                                                                    2003          2002          2003          2002
                                                                    ----          ----          ----          ----
INTEREST INCOME
    Interest-earning deposits                                    $         4    $      12     $      10    $      60
    Investment securities                                              4,053        4,370         8,249        8,781
    Loans and leases                                                  10,643       12,433        21,773       24,931
                                                                 -----------    ---------     ---------    ---------
        Total interest income                                         14,700       16,815        30,032       33,772
                                                                 -----------    ---------     ---------    ---------
INTEREST EXPENSE
    Deposits                                                           3,238        3,615         6,378        7,898
    Short-term borrowings                                                478        1,128         1,278        2,255
    Long-term borrowings                                               3,557        4,806         7,173        9,577
                                                                 -----------    ---------     ---------    ---------
        Total interest expense                                         7,273        9,549        14,829       19,730
                                                                 -----------    ---------     ---------    ---------
    Net interest income before provision for credit losses             7,427        7,266        15,203       14,042
    Provision for credit losses                                          900        1,000         2,000        1,675
                                                                 -----------    ---------     ---------    ---------
    Net interest income after provision for credit losses              6,527        6,266        13,203       12,367
                                                                 -----------    ---------     ---------    ---------
NON-INTEREST INCOME
     Service fees on deposits                                            918          648         1,780        1,249
     Fees on loans and leases                                            441          241           867          594
     Investment gains / (losses)                                         376          134           932          134
     Gain on the sale of loans and leases                                746          486         1,449          797
     BOLI                                                                202          225           413          459
     Patriot Advisors' commissions                                       502           88           980          211
     Loss on the disposition of borrowings                              (136)          --          (725)           -
     Other non-interest income                                            39          (19)           38           20
                                                                 -----------    ---------     ---------    ---------
        Total non-interest income                                      3,088        1,803         5,734        3,464
                                                                 -----------    ---------     ---------    ---------
NON-INTEREST EXPENSE
     Salaries and employee benefits                                    4,064        2,985         7,967        5,962
     Occupancy and equipment                                           1,074          956         2,164        1,997
     Professional services                                               278          414           603          631
     Advertising                                                         173          205           337          332
     Deposit processing                                                  294          288           583          534
     Amortization of intangible assets                                   149          121           270          243
     Office supplies & postage                                           226          189           435          359
     Other operating expense                                             722          329         1,302          762
                                                                 -----------    ---------     ---------    ---------
             Total non-interest expense                                6,980        5,487        13,661       10,820
                                                                 -----------    ---------     ---------    ---------
Income before taxes                                                    2,635        2,582         5,276        5,011
      Income tax expense                                                 484          602         1,025        1,191
                                                                 -----------    ---------     ---------    ---------
NET INCOME                                                       $     2,151    $   1,980     $   4,251    $   3,820
                                                                 ===========    =========     =========    =========

Earnings per share - basic                                       $      0.34    $    0.30     $    0.67    $    0.58
                                                                 ===========    =========     =========    =========

Earnings per share - diluted                                     $      0.32    $    0.28     $    0.63    $    0.55
                                                                 ===========    =========     =========    =========

Dividends per share                                              $    0.1200    $  0.0909     $  0.2291    $  0.1795
                                                                 ===========    =========     =========    =========

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (in thousands, unaudited)

                                                                                                         ACCUMULATED
                                                    ADDITIONAL                                              OTHER
                                           NUMBER    PAID-IN                        RETAINED   TREASURY  COMPREHENSIVE
                                         OF SHARES   CAPITAL      ESOP       MRP    EARNINGS    STOCK      INCOME         TOTAL
                                          ------     -------      ----       ---    ---------   ------     -------        -----
BALANCE AT JANUARY 1, 2002                   5,980    $ 57,867  $ (1,819) $    (68) $   8,598  $ (3,051) $         179  $  61,706
                                         =========  ==========  ========  ========  =========  ========  =============  =========
Common stock issued..................            5          70        --        --         --        --             --         70
Common stock acquired by MRP.........           (5)         --        --       (70)        --        --             --        (70)
Release and amortization of MRP......            2          --        --        40         --        --             --         40
Purchase of treasury stock...........         (293)         --        --        --         --    (4,189)            --     (4,189)
Release of ESOP shares...............           26         172       181        --         --        --             --        353
Sale of stock associated with
ESPP.................................            9          --        --        --         --       118             --        118
Change in unrealized gains
     on securities available
     for sale, net of taxes..........           --          --                  --         --        --          2,477      2,477
Exercise of stock options............           50        (498)       --        --         --       680             --        182
Stock awards.........................           --          --        --        --         --         1             --          1
Net income...........................           --          --        --        --      7,698        --             --      7,698
Cash dividends paid..................           --          --        --        --     (2,441)       --             --     (2,441)
                                         ---------  ----------  --------  --------  ---------  --------  -------------  ---------
BALANCE AT DECEMBER 31, 2002                 5,774  $   57,611  $ (1,638) $    (98) $  13,855  $ (6,441) $       2,656  $  65,945
                                         =========  ==========  ========  ========  =========  ========  =============  =========
Release and amortization of MRP......            2          --        --        22         --        --             --         22
Purchase of treasury stock...........          (89)         --        --        --         --    (1,497)            --     (1,497)
Release of ESOP shares...............           14         191        34        --         --        --             --        225
Sale of stock associated with
ESPP.................................            4          --        --        --         --        65             --         65
Change in unrealized gains
     on securities available
     for sale, net of taxes..........           --          --        --        --         --        --          1,280      1,280
Exercise of stock options............            2          --        --        --         --        13             --         13
Issuance of stock for acquisitions...           50          --        --        --         --       758             --        758
Stock dividend 10%                             583      10,628        --        --    (10,628)       --             --         --
Net income...........................           --          --        --        --      4,251        --             --      4,251
Cash dividends paid..................           --          --        --        --     (1,544)       --             --     (1,544)
                                         ---------  ----------  --------  --------  ---------  --------  -------------  ---------
BALANCE AT JUNE 30, 2003                     6,340  $   68,430  $ (1,604) $    (76) $   5,934  $ (7,102) $       3,936  $  69,518
                                         =========  ==========  ========  ========  =========  ========  =============  =========

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                                          SIX-MONTH PERIOD ENDED JUNE 30,
                                                                                          -------------------------------
                                                                                                2003           2002
                                                                                             ---------       ---------
OPERATING ACTIVITIES

   Net Income                                                                                $   4,251       $   3,820
   Adjustments to reconcile net income to net cash provided by operating activities
       Amortization and accretion of:
          Deferred loan origination costs (fees)                                                    74            (424)
          Premiums and discounts                                                                   277            (553)
          MRP shares                                                                                22              18
          Intangible assets                                                                        270             243
       Provision for credit losses                                                               2,000           1,675
       Release of ESOP shares                                                                      225             169
       Gain on sale of investment securities                                                      (932)           (134)
       Loss on disposition of borrowings                                                           725              --
       Loss on sale and write down of real estate owned and other repossessed assets                45             180
       Depreciation of premises and equipment                                                      698             648
       Loss on disposition of equipment                                                             --              57
       Mortgage loans originated for sale                                                      (66,874)        (38,474)
       Mortgage loans sold                                                                      65,877          37,785
       Deferred income tax expense (benefit)                                                       107            (481)
       Increase in cash surrender value of life insurance                                         (407)           (455)
       Decrease in accrued interest receivable                                                     260              37
       Decrease (increase) in other assets                                                          75            (898)
       (Decrease) increase in other liabilities                                                   (621)            354
                                                                                             ---------       ---------
          Net cash provided by operating activities                                              6,072           3,567
                                                                                             ---------       ---------
INVESTING ACTIVITIES

       Loan originations & principal payments on loans, net                                     22,911           7,524
       Proceeds from the sale of securities - available for sale                                31,791           5,738
       Proceeds from the maturity of securities - available for sale                            59,089          43,314
       Proceeds from the maturity of securities - held to maturity                                  --          10,301
       Purchase of securities - available for sale                                            (114,661)        (64,273)
       Proceeds from sale of real estate owned                                                     809             481
       Cash paid in business combinations                                                         (387)             --
       Purchase of premises and equipment, net of sales                                         (2,508)           (546)
                                                                                             ---------       ---------
          Net cash (used in) provided by investing activities                                   (2,956)          2,539
                                                                                             ---------       ---------
FINANCING ACTIVITIES

       Net increase (decrease) in deposits                                                      86,618         (28,099)
       (Repayment of) proceeds from short term borrowings                                     (111,725)         19,090
       Funding of trust preferred securities                                                        --           5,000
       Proceeds from short term repurchase agreements                                           28,721              --
       Repayment of long term borrowings                                                            (4)             (3)
       Increase in advances from borrowers for taxes and insurance                                 281             570
       Cash paid for dividends                                                                  (1,544)         (1,250)
       Proceeds from the sale of stock associated with ESPP                                         65              56
       Proceeds from the exercise of stock options                                                  13              13
       Purchase of treasury stock                                                               (1,497)             --
                                                                                             ---------       ---------
          Net cash provided by (used in) financing activities                                      928          (4,623)
                                                                                             ---------       ---------
       Increase in cash and cash equivalents                                                     4,044           1,483
Cash and cash equivalents at beginning of the period                                            16,839          21,466
                                                                                             ---------       ---------
Cash and cash equivalents at end of the period                                               $  20,883       $  22,949
                                                                                             =========       =========

SUPPLEMENTAL DISCLOSURES

     Cash paid for interest on deposits                                                      $   6,839       $   7,857
     Cash paid for income taxes                                                                    927           1,000
     Transfers from loans and leases to real estate owned and other repossessed property     $     924       $     918

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

Fair value of assets acquired          $  1,671.0
Cash paid                                  (115.0)
Stock issued                               (343.0)
                                       ----------
Liabilities assumed                    $  1,213.0

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

Fair value of assets acquired          $  2,114.0
Cash paid                                  (414.5)
Stock issued                               (414.5)
                                       ----------
Liabilities assumed                    $  1,285.0

        The accompanying notes are an integral part of these statements.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                         THREE-MONTH PERIOD        SIX-MONTH PERIOD
                                                                           ENDED JUNE 30,           ENDED JUNE 30,
                                                                         ------------------        ----------------
                                                                           2003      2002           2003      2002
                                                                          ------    ------         ------    ------
                                                                                        (IN THOUSANDS)
Net Income.............................................................  $ 2,151    $1,980         $4,251    $3,820
Other comprehensive income.............................................
 Unrealized gains on securities........................................
  Unrealized holding gains arising during the period...................       46     2,706          1,280        45
 Less: Reclassification adjustment for gains included in net income
  Net gains on the sale of investment securities.......................     (376)     (134)          (932)     (134)
  Income tax expense associated with net gains on the sale of
  investment securities................................................      128        46            317        46
                                                                         -------    ------         ------    ------
Comprehensive income...................................................  $ 1,949    $4,598         $4,916    $3,777
                                                                         =======    ======         ======    ======

                       PATRIOT BANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                  June 30, 2003

NOTE 1 - GENERAL

The accompanying financial statements of Patriot Bank Corp. and Subsidiaries ("Patriot") include the accounts of the parent company, Patriot Bank Corp. and its wholly-owned subsidiaries, Patriot Bank and Patriot Investment Company. All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2002. All share amounts, including earnings per share, have been restated to reflect the effect of the 10% stock dividend paid in April 2003.

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

                                                                            THREE-MONTH PERIOD ENDED,
                                                                                     JUNE 30
                                                                            -------------------------
                                                                             2003               2002
                                                                            ------             ------
                                                                                  (IN THOUSANDS)
Net income, as reported                                                     $2,151             $1,980
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects       (45)               (30)
                                                                            ------             ------

Pro forma net income                                                        $2,106             $1,950
                                                                            ======             ======

Earnings per share:
      Basic - as reported                                                   $  .34             $  .30
                                                                            ======             ======
      Basic - pro forma                                                     $  .33             $  .30
                                                                            ======             ======

      Diluted  - as reported                                                $  .32             $  .28
                                                                            ======             ======
      Diluted  - pro forma                                                  $  .31             $  .28
                                                                            ======             ======

                                                                             SIX-MONTH PERIOD ENDED,
                                                                                     JUNE 30
                                                                             -----------------------
                                                                              2003             2002
                                                                             ------           ------
                                                                                  (IN THOUSANDS)
Net income, as reported                                                      $4,251           $3,820
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects        (91)             (47)
                                                                             ------           ------

Pro forma net income                                                         $4,160           $3,773
                                                                             ======           ======

Earnings per share:
      Basic - as reported                                                    $  .67           $  .58
                                                                             ======           ======
      Basic - pro forma                                                      $  .65           $  .57
                                                                             ======           ======

      Diluted  - as reported                                                 $  .63           $  .55
                                                                             ======           ======
      Diluted  - pro forma                                                   $  .61           $  .55
                                                                             ======           ======

                       PATRIOT BANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                  June 30, 2003

NOTE 2 - SECURITIES

The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows:

---------------------------------------------------------------------------------------------------------------------------------
                                                   June 30, 2003                                  December 31, 2002
---------------------------------------------------------------------------------------------------------------------------------
                                  Amortized   Unrealized   Unrealized    Fair      Amortized   Unrealized   Unrealized    Fair
                                    cost         gain         loss       value       cost         gain         loss       value
---------------------------------------------------------------------------------------------------------------------------------
                                                                           (in thousands)
AVAILABLE FOR SALE:
Investment securities
    U.S. Treasury and
       Government agency
       securities                 $  36,078   $      947   $       18   $ 37,007   $  66,304   $      599   $      652   $ 66,251

    Corporate debt securities        22,575          868        1,130     22,313      22,724          131        1,467     21,388
    FHLMC preferred stock            84,709        3,431           --     88,140      67,626        3,715           --     71,341
    FHLB and FRB stock               15,874           --           --     15,874      17,949           --           --     17,949
    Equity securities                17,100          623          178     17,545       6,647          799          164      7,282

Mortgage-backed securities

    FHLMC                            56,579          503          116     56,966      67,523          700           81     68,142
    FNMA                            101,677        1,068           60    102,685      55,821          373           67     56,127
    GNMA                                 65            9           --         74          96           13           --        109

Collateralized mortgage
obligations:

    FHLMC                                58            1           --         59       2,960           18           --      2,978
    FNMA                              1,564           16           --      1,580       3,689          105           --      3,794
    Other                                --           --           --         --         505            2           --        507
                                  ---------   ----------   ----------   --------   ---------   ----------   ----------   --------

Total securities available for
Sale                              $ 336,279   $    7,466   $    1,502   $342,243   $ 311,844   $    6,455   $    2,431   $315,868
                                  =========   ==========   ==========   ========   =========   ==========   ==========   ========

                       PATRIOT BANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                  June 30, 2003

NOTE 3 - LOANS RECEIVABLE

  Loans receivable are summarized as follows:

-------------------------------------------------------------------------------
Composition of loan portfolio               June 30, 2003     December 31, 2002
-------------------------------------------------------------------------------
                                                     (in thousands)
Comercial Portfolio:
    Commercial loans                          $ 321,140          $  315,537
    Commercial leases                            77,418              77,138
Consumer Portfolio:
    Home equity                                  75,618              72,400
    Consumer                                      7,870               7,724
Mortgage Portfolio:
    Residential mortgages                     $  97,318          $  135,632
    Construction                                 11,902               8,220
                                              ---------          ----------

Total loans and leases, gross                   591,266             616,651
    Deferred loan costs                           1,461               1,566
    Allowance for credit losses                  (7,341)             (6,922)
                                              ---------          ----------

       Total loans and leases, net            $ 585,386          $  611,295
                                              =========          ==========

NOTE 4 - DEPOSITS

  Deposits are summarized as follows:

------------------------------------------------------------------------
Deposit type                          June 30, 2003    December 31, 2002
------------------------------------------------------------------------
                                                (in thousands)
NOW                                     $  35,975          $  31,505
Money market                              167,032            143,565
Savings accounts                           75,552             59,029
Non-interest-bearing demand                60,032             53,471
                                        ---------          ---------
  Total demand, transaction, money
     market and savings deposits          338,591            287,570

Certificates of deposits                  267,147            231,550
                                        ---------          ---------
   Total deposits                       $ 605,738          $ 519,120
                                        =========          =========

                       PATRIOT BANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                  June 30, 2003

NOTE 5 - EARNINGS PER SHARE

         The dilutive effect of stock options is excluded from basic earnings per share but included in the computation of diluted earnings per share.

                                         For Three-Months Ended June 30, 2003    For Six-Months Ended June 30, 2003
                                        -------------------------------------   -------------------------------------
                                          Income        Shares      Per-Share     Income        Shares      Per-Share
                                        (Numerator)  (Denominator)   Amount     (Numerator)  (Denominator)   Amount
                                        -----------  -------------  ---------   -----------  -------------   ------
                                                    (in thousands)                          (in thousands)
BASIC EPS
Net Income available to common
  Shareholders                            $2,151         6,367        $0.34       $ 4,251        6,390        $0.67

EFFECT OF DILUTIVE SECURITIES
Dilutive Options                              --           434         (.02)           --          385         (.04)
                                          ------         -----        -----       -------        -----        -----

DILUTED EPS
Net income available to common
  shareholders                            $2,151         6,801        $0.32       $ 4,251        6,775        $0.63
                                          ======         =====        =====       =======        =====        =====

                                         For Three-Months Ended June 30, 2002    For Six-Months Ended June 30, 2002
                                        -------------------------------------   -------------------------------------
                                          Income        Shares      Per-Share     Income        Shares      Per-Share
                                        (Numerator)  (Denominator)   Amount     (Numerator)  (Denominator)   Amount
                                        -----------  -------------  ---------   -----------  -------------   ------
                                                    (in thousands)                          (in thousands)
BASIC EPS
Net Income available to common
  Shareholders                            $1,980         6,611        $0.30       $ 3,820        6,604        $0.58

EFFECT OF DILUTIVE SECURITIES
Dilutive Options                              --           373         (.02)           --          290         (.03)
                                          ------         -----        -----       -------        -----        -----

DILUTED EPS
Net income available to common
  shareholders                            $1,980         6,984        $0.28       $ 3,820        6,894        $0.55
                                          ======         =====        =====       =======        =====        =====

NON-DILUTIVE OPTIONS. Patriot had 0 and 235,000 non-dilutive options at June 30, 2003 and 2002, respectively.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                  June 30, 2003

NOTE 6 - SEGMENT REPORTING

         The Company has four reportable segments: Banking, Mortgage Banking, Financial Advisors and Commercial Leasing. Banking operates a network of 16 community banking offices providing deposit and loan services to customers. Mortgage Banking originates and sells residential mortgages into the secondary market to generate fee income. Financial Advisors results for the three and six month periods ended June 30, 2002, reflect only brokerage services. In January 2003, Patriot completed its acquisition of two companies, which is disclosed in
Note 13 - Business Combinations. As a result of these business combinations, Financial Advisors' now offers wealth and investment management, pension benefits, and insurance services in addition to brokerage services. The impact of these two acquisitions was $4,498,000 to total assets as well as $453,000 and $865,000 to other income for the three-month and six-months periods ended 2003. Commercial Leasing originates small ticket leases.

         The following table highlights income statement and balance sheet information for each of the segments at or for the three and six-month periods ended June 30, 2003 and 2002.

                                                          AT OR FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2003
                                                    ----------------------------------------------------------------
                                                                 MORTGAGE     FINANCIAL      COMMERCIAL
                                                     BANKING      BANKING      ADVISORS        LEASING      TOTAL
                                                     -------     --------      --------        -------      -----
                                                                            (IN THOUSANDS)
Net interest income                                 $    6,334   $     75      $      6      $    1,012   $    7,427
Other income                                             1,703        533           502             350        3,088
Total net income                                         1,602        210           (67)            406        2,151
Total assets                                           916,662      5,349         5,359          78,511    1,005,881
Total loans and leases, net                            507,968      5,311             -          77,418      590,697
Intersegment interest income / (expense)                  (890)        75             6             809            -
                                                    ----------------------------------------------------------------

                                                          AT OR FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2003
                                                    ----------------------------------------------------------------
                                                                 MORTGAGE     FINANCIAL      COMMERCIAL
                                                     BANKING      BANKING      ADVISORS        LEASING      TOTAL
                                                     -------     --------      --------        -------      -----
                                                                            (IN THOUSANDS)
Net interest income                                 $   13,045   $    154      $     16      $    1,988   $   15,203
Other income                                             3,002      1,038           980             714        5,734
Total net income                                         3,076        394           (45)            826        4,251
Total assets                                           916,662      5,349         5,359          78,511    1,005,881
Total loans and leases, net                            507,968      5,311             -          77,418      590,697
Intersegment interest income / (expense)                (1,868)       154            16           1,698            -
                                                    ----------------------------------------------------------------

                                                          AT OR FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2002
                                                    ----------------------------------------------------------------
                                                                 MORTGAGE     FINANCIAL      COMMERCIAL
                                                     BANKING      BANKING      ADVISORS        LEASING      TOTAL
                                                     -------     --------      --------        -------      -----
                                                                            (IN THOUSANDS)
Net interest income                                 $    6,337   $     52      $      2      $      875   $    7,266
Other income                                             1,108        344            88             263        1,803
Total net income                                         1,572        135           (15)            288        1,980
Total assets                                           919,262      7,491           669          82,486    1,009,908
Total loans and leases, net                            552,190      7,341             -          81,055      640,586
Intersegment interest income / (expense)                (1,095)        52             2           1,041            -
                                                    ----------------------------------------------------------------

                                                          AT OR FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2002
                                                    ----------------------------------------------------------------
                                                                 MORTGAGE     FINANCIAL      COMMERCIAL
                                                     BANKING      BANKING      ADVISORS        LEASING      TOTAL
                                                     -------     --------      --------        -------      -----
                                                                            (IN THOUSANDS)
Net interest income                                 $   12,206   $    104      $      4      $    1,728   $   14,042
Other income                                             2,096        602           211             555        3,464
Total net income                                         3,058        175            31             556        3,820
Total assets                                           919,262      7,491           669          82,486    1,009,908
Total loans and leases, net                            552,190      7,341             -          81,055      640,586
Intersegment interest income / (expense)                (2,184)       104             4           2,076            -

                       PATRIOT BANK CORP, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                  June 30, 2003

NOTE 7 - ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of non-amortizing and amortizing intangible assets is as follows:

                                                   JUNE 30, 2003                              DECEMBER 31, 2002
                                     -----------------------------------------    ------------------------------------------
                                         GROSS                                        GROSS
                                       CARRYING     ACCUMULATED   NET CARRYING      CARRYING    ACCUMULATED    NET CARRYING
                                        AMOUNT     AMORTIZATION      AMOUNT          AMOUNT     AMORTIZATION      AMOUNT
                                     -----------------------------------------    ------------------------------------------
                                                                         (IN THOUSANDS)
Non-amortizing intangible assets:
   Goodwill                          $    13,640   $      2,198   $     11,442    $    10,975   $      2,198   $       8,777

Amortizing intangible assets:
   Core deposit intangible                 4,606          1,972          2,634          4,606          1,729           2,877
   Customer lists                            826             27            799              -              -               -
   Originated mortgage servicing
      rights                                 664            459            205            664            404             260
                                     -----------------------------------------    ------------------------------------------
   Total amortizing intangible
      assets                               6,096          2,458          3,638          5,270          2,133           3,137
                                     -----------------------------------------    ------------------------------------------
Total intangible assets              $    19,736   $      4,656   $     15,080    $    16,245   $      4,331   $      11,914
                                     =========================================    ==========================================

Aggregate amortization expense for the three and six-month period ended June 30 is as follows:

                                    THREE-MONTH PERIOD ENDED  SIX-MONTH PERIOD ENDED
                                              JUNE 30                JUNE 30
                                    ------------------------------------------------
                                     2003     2002             2003     2002
                                     ----     ----             ----     ----
                                     (IN THOUSANDS)           (IN THOUSANDS)
Amortization expense .............  $   170  $   206          $   325  $  350

The estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

FOR THE YEAR ENDED                        ESTIMATED EXPENSE
                                            (IN THOUSANDS)
December 31, 2003 ....................         $   681
December 31, 2004 ....................             579
December 31, 2005 ....................             518
December 31, 2006 ....................             503
December 31, 2007 ....................             495

The changes in the carrying amount of goodwill are as follows:

                                          JUNE 30, 2003  DECEMBER 31, 2002
                                                   (IN THOUSANDS)
Balance at the beginning of period ...      $  8,777         $  8,688
Goodwill acquired ....................         2,665               89
Amortization expense .................             -                -
                                            --------         --------
Balance at the end of period .........      $ 11,442         $  8,777
                                            ========         ========

                       PATRIOT BANK CORP, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                  June 30, 2003

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

NOTE 11 - AMENDMENTS OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including derivatives embedded in other contracts and hedging activities. This Statement amends Statement No. 133 for decisions made by the FASB as part of its Derivatives Implementation Group process. This Statement also amends Statement No. 133 to incorporate clarifications of the definition of a derivative. This Statement is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. The provisions of this Statement are not expected to have a material impact on Patriot's consolidated earnings, financial condition, or equity.

NOTE 12 - ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. Effective for financial instruments entered into or modified after May 31, 2003 and otherwise, is effective at the beginning of the first interim period after June 15, 2003. Patriot does not expect the adoption of this Statement to have an impact on its consolidated earnings, financial condition, or equity.

                       PATRIOT BANK CORP, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                  June 30, 2003

NOTE 13 - BUSINESS COMBINATIONS

WEALTH MANAGEMENT FIRM ACQUISITION. On January 3, 2003, Patriot completed the acquisition of Bonds & Paulus Associates, Inc. (Bonds & Paulus), a wealth management firm headquartered in Chester County, Pennsylvania. Founded in 1993, Bonds & Paulus is a registered investment advisory firm, providing investment advisory and financial planning services to high net-worth individuals and families. Bonds & Paulus was merged into Patriot Advisors, a division of Patriot Bank Corp. that provides a full range of wealth and investment management services. The acquisition was accounted for as a purchase. Bonds & Paulus was purchased for $458,000 plus contingent consideration to be paid in shares of Patriot Bank Corp. common stock based upon future revenues of Bonds & Paulus. Of the $458,000, $115,000 was paid in cash and 22,810 shares of Patriot Bank Corp. common stock having a value of $343,000 were issued at closing. Based upon current revenue, the total purchase price will approximate $1,300,000. Goodwill arising from the transaction totaled $1,209,000.

PENSION BENEFITS SERVICE PROVIDER ACQUISITION. On January 17, 2003, Patriot completed the acquisition of Pension Benefits, Inc., a pension benefits service provider headquartered in West Chester, Pennsylvania. Founded in 1986, Pension Benefits Inc. is a third party administrator and a registered investment advisory firm, providing comprehensive retirement plan solutions to businesses. Pension Benefits, Inc. was merged into Patriot Advisors, a division of Patriot Bank Corp. The acquisition was accounted for as a purchase. Pension Benefits, Inc. was purchased for $829,000 plus contingent consideration to be paid in shares of Patriot Bank Corp. common stock based upon future revenues of Pension Benefits, Inc. Of the $829,000, $414,500 was paid in cash and 27,338 shares of Patriot Bank Corp. common stock were issued at closing. Based upon current revenue, the total purchase price will approximate $1,600,000. Goodwill arising from the transaction totaled $1,431,000.


Supplemental pro forma information that discloses the results of operations for Patriot Bank Corp. and its subsidiaries for the three and six-month period ended June 30, 2003 to the same period in 2002 is provided below. The pro forma information assumes the business combinations of Bonds & Paulus Associates, Inc. and Pension Benefits, Inc. had been completed as of the beginning of each period and illustrates the impact on Patriot's non-interest income, net income and EPS for each period.

                               THREE-MONTH PERIOD ENDED   SIX-MONTH PERIOD ENDED
                                        JUNE 30                  JUNE 30
                                   2003         2002         2003      2002
                               -------------------------------------------------
                                     (IN THOUSANDS)          (IN THOUSANDS)
Revenue                        $   17,788  $     19,007   $  35,868  $  38,013
Net Income                     $    2,151  $      1,983   $   4,287  $   3,826
                               ==========  ============   =========  =========

Earnings per share - basic     $     0.34  $       0.30   $    0.67  $    0.58
                               ==========  ============   =========  =========
Earnings per share - diluted   $     0.32  $       0.28   $    0.63  $    0.56
                               ==========  ============   =========  =========

                       PATRIOT BANK CORP, AND SUBSIDIARIES

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

     SUMMARY. Patriot reported diluted earnings per share of $.32 and net income of $2,151,000 for the three-month period ended June 30, 2003 compared to diluted earnings per share of $.28 and net income of $1,980,000 for the three month period ended June 30, 2002. Diluted earnings per share for the six-month period ending June 30, 2003 was $.63 and net income of $4,251,000 compared with $.55 and net income of $3,820,000 for the six-month period ended June 30, 2002. 2002 earnings per share has been restated to reflect the effect of the 10% stock dividend paid in April 2003. Return on average equity was 12.43%, for the three-month period ended June 30, 2003 compared to 12.82%, for the three-month period ended June 30, 2002.

     NET INTEREST INCOME. Net interest income for the three and six-month periods ended June 30, 2003 was $7,427,000 and $15,203,000 compared to $7,266,000 and $14,042,000 for the same periods in 2002. The increase in net interest income is primarily due to the decreases in market rates paid on Patriot's funding sources outpacing decreases in the rates earned on interest earning assets. As a result, Patriot's net interest margin was expanded. Patriot's net interest margin (net interest income as a percentage of average interest-earning assets) for the three and six-month periods ended June 30, 2003 was 3.50% and 3.59% compared to 3.32% and 3.18% for the same periods in 2002.

     Interest on loans and leases was $10,643,000 and $21,773,000 for the three and six-month periods ended June 30, 2003 compared to $12,433,000 and $24,931,000 for the same periods in 2002. The average balance of loans was $597,415,000 with an average yield of 7.31% for the six-month period ended June 30, 2003 compared to an average balance of $640,718,000 with an average yield of 7.80% for the same period in 2002. The decrease in average balance is primarily due to Patriot allowing residential mortgages to run-off, offset by aggressive marketing of consumer and commercial loans. In just the six-month period from June 30, 2003, the residential mortgage loan balance has decreased $38,300,000 while the commercial loan and lease balance has increased $5,900,000. The decrease in average yield is primarily a result of a decrease in market rates.

     Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $4,053,000 and $8,249,000 for the three and six-month periods ended June 30, 2003 compared to $4,370,000 and $8,781,000 for the same periods in 2002. The average balance of the investment portfolio was $331,197,000 with an average yield of 5.82% for the six-month period ended June 30, 2003 compared to an average balance of $292,286,000 with an average yield of 6.58% for the same period in 2002. The increase in average balance is primarily due to Patriot investing funds from the repayment of residential mortgage loans. The decrease in average yield is related to general decreases in market rates on adjustable rate securities as well as new security purchases at lower yields. Some of these security purchases have been tax beneficial securities so even though Patriot's yield may be lower, Patriot's tax expense is lower as well.

     Interest on total deposits was $3,238,000 and $6,378,000 for the three and six-month periods ended June 30, 2003 compared to $3,615,000 and $7,898,000 for the same periods in 2002. The average balance of total deposits was $563,482,000 with an average cost of 2.25% for the six-month period ended June 30, 2003 compared to an average balance of $523,608,000 with an average cost of 3.02% for the same period in 2002. The increase in average balance is primarily the result of aggressive marketing of money market and transaction-based deposit accounts through new and existing branches offset by a decrease in the average balance of Patriot's certificate of deposit accounts. The overall decrease in the average cost on deposits was primarily the result of a decrease in market rates, a reduction in higher costing certificate of deposit accounts and emphasis placed on lower cost core deposit accounts.

     Interest on borrowings was $4,035,000 and $8,451,000 for the three-month and six-month periods ended June 30, 2003 compared to $5,934,000 and $11,832,000 for the same periods in 2002. The average balance of borrowings was $354,921,000 with an average cost of 4.74% for the six-month period ended June 30, 2003 compared to an average balance of $410,395,000 with a cost of 5.74% for the same period in 2002. The decrease in average balance was primarily due to borrowings being replaced with branch deposit growth. The decrease in the yield on borrowings was the result of a decrease in interest rates and the result of restructured borrowed funds with a higher cost of funds. During the six-month period of 2003, Patriot prepaid $55,000,0000 in FHLB borrowings and restructured $72,000,000 in FHLB borrowings.

PROVISION FOR CREDIT LOSSES. The provision for credit losses was $900,000 and $2,000,000 for the three-month and six-month periods ended June 30, 2003 compared to $1,000,000 and $1,675,000 for the same period in 2002. Net charge-offs for the three and six-month periods-ended June 30, 2003, were $764,000 and $1,580,000. The combination of these items represented an addition of $83,000 and $419,000 to the allowance for credit losses, which totaled $7,258,000 at June 30, 2003. Patriot's total loans consist of four distinct portfolios, each of which is monitored and analyzed separately. The allowance for credit losses is based on management's

                       PATRIOT BANK CORP, AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ongoing evaluation of the loan portfolios and reflects an amount considered by management to be its best estimate of the amount necessary to absorb known and inherent losses in the portfolios. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the portfolios, delinquency statistics, results of loan review and related classifications, and historic loss rates. In addition, certain individual loans which management has identified as problematic are specifically provided for, based upon an evaluation of the borrower's perceived ability to pay, the estimated adequacy of the underlying collateral and other relevant factors. In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for credit losses. They may require additions to the allowance based upon their judgements about information available to them at the time of examination. Although provisions have been established and segmented by type of loan, based upon management's assessment of their differing inherent loss characteristics, the entire allowance for losses on loans is available to absorb further loan losses in any category. Management uses significant estimates to determine the allowance for credit losses. Since the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond Patriot's control, management's estimate of the allowance necessary to absorb credit losses and actual credit losses could differ.

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

COMMERCIAL LOANS. Patriot entered the commercial lending business in 1996 and has grown the portfolio into a substantial portion of total loans. Patriot uses historical data to prepare regression models to monitor trends of charge-offs and recoveries and establish appropriate allowance levels. Compared to December 31, 2002, the level of non-performing assets in the commercial lending portfolio decreased from $3,893,000 to $3,108,000 at June 30, 2003. Patriot closely monitors local economic and business trends relative to its commercial lending portfolio to estimate the effect those trends may have on losses. Patriot's commercial loan portfolio contains some loans that are substantially larger than the loans within its other portfolios. The loss associated with an individual loan could have a significant impact on the allowance and charge-off levels at Patriot. Therefore, Patriot closely monitors these loans and specifically reserves for individual loans, which exhibit weakness.

COMMERCIAL LEASES. Patriot entered the commercial leasing business in 1998 principally through the acquisition of Keystone Financial Leasing (KFL). Patriot's leasing portfolio has approximately a 3-year life. Patriot performs an internal regression analysis on this portfolio using historical data (including KFL data). Patriot also closely monitors regional and national economic business trends relative to its commercial leasing portfolio to estimate the effect those trends may have on losses. During 2002, Patriot experienced an increase in the level of charge-offs in the commercial leasing portfolio. Patriot attributes the increase to a general weakness in the overall economy, relatively low previous year charge-offs and higher delinquency trends in certain sectors of the portfolio. In response to the elevated charge-offs, Patriot enhanced it's policies, procedures and resources related to the credit administration of the leasing portfolio. The result of these enhancements has been a steady improvement in delinquencies, and non-performing and charged-off leases in the latter part of 2002 and the first quarter of 2003. Compared to December 31, 2002, the level of non-performing assets in the commercial leasing portfolio decreased from $1,012,000 to $782,000 at June 30, 2003.

Patriot's percentage of loan loss reserves to total loans increased from 1.11% at December 31, 2002, to 1.23% at June 30, 2003, which correlates to Patriot's growth in its higher risk commercial loan portfolio. During the first six months of 2003, Patriot's overall loan and lease portfolios decreased from $611,295,000 at December 31, 2002, to $585,386,000. The decrease in the loan portfolios was attributed to the run-off of residential mortgage loans, which was offset by growth in the commercial loan portfolio. At June 30, 2003, Patriot had $8,605,000 in loans and leases which were 30 days or more delinquent which represented 1.44% of Patriot's total loan and lease portfolio compared to $9,845,000 or 1.58% at June 30, 2002. Based on the growth in the commercial loan portfolio and the increased level of delinquent loans and leases, management determined a provision of $2,000,000 was necessary to adequately

                       PATRIOT BANK CORP, AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

address the losses inherent in Patriot's loan and lease portfolios. Patriot believes that the allowance provides for known and inherent credit losses at June 30, 2003.

         NON-INTEREST INCOME. Total non-interest income was $3,088,000 and $5,734,000 for the three-month and six-month periods ended June 30, 2003 compared to $1,803,000 and $3,464,000 for the same periods in 2002. The increase in non-interest income was derived from three sources:

Non-Interest income from the gains on the sale of loans and leases was $746,000 and $1,449,000 for the three and six-month periods ended June 30, 2003 compared to $486,000 and $797,000 for the same period in 2002. This increase was primarily due to mortgage banking gains associated with higher volumes. Gains recognized on the sale of the guaranteed portion of Small Business Administration loans contributed to this increase as well.

Patriot Advisors, a division of Patriot Bank Corp., provided $502,000 and $980,000 in non-interest income during the three and six-month periods ended June 30, 2003 compared to $88,000 and $211,000 for the same period in 2002. This increase in Patriot Advisors' non-interest income can be attributed to the acquisitions of Bonds & Paulus Associates, Inc. and Pension Benefits, Inc., which occurred during the first quarter of 2003.

Non-Interest income from serivce fees on deposits was $918,000 and $1,780,000 for the three and six-month periods ended June 30, 2003 compared to $648,000 and $1,249,000 for the same period in 2002. The increase in service fees on deposits was a result of the implementation of an overdraft privilege product which was implemented during the third quarter of 2002.

During the six-month period of 2003, Patriot prepaid $55,000,0000 in FHLB borrowings. During the first and second quarters in 2003, Patriot recorded a $588,000 and $136,000 loss, respectively, the prepayment penalties for repaying these advances early. In conjunction with these transactions, Patriot sold $30,859,000 of securities and recognized $556,000 and $376,000 of investment gains during the first and second quarters in 2003, respectively. Overall, the combination of these transactions allowed Patriot to improve its interest rate risk profile.

         NON-INTEREST EXPENSE. Total non-interest expense was $6,980,000 and $13,661,000 for the three and six-month periods ended June 30, 2003 compared to $5,487,000 and $10,820,000 for the same periods in 2002. Of this increase in non-interest expense, $1,079,000 and $2,005,000 for the three and six-month periods in 2003, was primarily due to higher compensation costs associated with increases in staffing. Patriot's two acquisitons during the first quarter of 2003 as well as service requirements associated with branch deposit and commercial lending growth caused the increases in staffing. Other non-interest expenses such as occupancy and equipment, advertising, deposit processing and office supplies and postage were also higher during the three and six-month periods in 2003 as compared to the same periods in 2002, which can be attributed to normal recurring expenses associated with Patriot's two acquisitions during the first quarter of 2003 and the addition of 2 new branches in 2003.

         INCOME TAX PROVISION. The income tax provision was $484,000 and $1,025,000 for the three-month and six-month periods ended June 30, 2003 compared to $602,000 and $1,191,000 for the same periods in 2002. The effective tax rate was 18.37% and 19.43% for the three-month and six-month periods ended June 30, 2003 compared to 23.32% and 23.77% for the same periods in 2002. The decrease in the effective tax rate was due to greater tax exempt interest from tax-beneficial securities.

FINANCIAL CONDITION

         LOAN AND LEASE PORTFOLIO. Patriot's primary portfolio loan products are commercial loans, small-ticket commercial leases, fixed-rate and adjustable-rate residential mortgage loans and home equity loans and lines of credit. Patriot also offers residential construction loans and other consumer loans. Patriot has sold substantially all new residential mortgage (fixed and adjustable rate) originations since 2000. At June 30, 2003, Patriot's total loan portfolio was $585,386,000, compared to $611,295,000 at December 31, 2002. The decrease in the loan portfolio was primarily the result of Patriot allowing residential mortgages to run-off, offset by an emphasis placed on increasing commercial and consumer lending relationships.

         CASH AND CASH EQUIVALENTS. Cash and cash equivalents at June 30, 2003 were $20,883,000 compared to $16,839,000 at December 31, 2002. The increase in cash balances was primarily due to timing differences.

                      PATRIOT BANK CORP, AND SUBSIDIARIES3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         SECURITIES. Investment securities consist of US Treasury and government agency securities, and corporate debt and equity securities. Mortgage-backed securities consist of securities generally issued by either the FHLMC, FNMA or the Government National Mortgage Association ("GNMA"). Collateralized Mortgage Obligations ("CMOs") consist of securities issued by the FHLMC, FNMA or private issuers. Total investment and mortgage-backed securities at June 30, 2003 were $342,243,000 compared to $315,868,000 at December 31, 2002. The increase in investment and mortgage-backed securities was primarily due to the purchase of $114,661,000 of available for sale securities offset by investment amortization and maturities. The funding source for these purchases was principally residential mortgage loan prepayments.

         DEPOSITS. Deposits are primarily attracted from within Patriot's market area through the offering of various deposit instruments, including checking accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Patriot also solicits brokered deposits from various sources. Total deposits at June 30, 2003 were $605,738,000 compared to $519,120,000 at December 31, 2002. Of this increase, $35,597,000 was related to growth in certificates of deposits and $51,022,000 was related to an increase in core deposits.

         FHLB ADVANCES AND FEDERAL FUNDS. Patriot utilizes borrowings as a source of funds for its growth strategy and its asset/liability management. Patriot is eligible to obtain advances from the FHLB upon the security of certain loan portfolios, mortgage-backed securities, and investment securities, provided certain standards related to creditworthiness have been met. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. Patriot also uses Federal Funds as a funding source. Federal Funds are transactions that are typically between financial institutions and are short-term unsecured borrowings. Total FHLB advances and federal funds borrowed at June 30, 2003 were $257,828,000 compared to $368,173,000 at December 31, 2002. The decrease in FHLB advances and federal funds was associated with the repayment of short-term FHLB advances. During this six-month period in 2003, Patriot prepaid $55,000,0000 in FHLB borrowings and restructured $72,000,000 in FHLB borrowings, which allowed Patriot to improve its interest rate risk profile.

         On June 20, 2003, the Company entered into three pay variable receive fixed interest rate swaps to hedge changes in the fair value of designated fixed rate FHLB advances. The notional amount of these contracts totals $72 million and mature on May 29, 2008. The company has agreed to pay 3 month LIBOR plus a spread, with quarterly reset, and to receive a fixed rate equal to the rate paid on the individual FHLB advances.

         Since the terms of interest rate swaps mirror those of the hedged items, FHLB advances, the company has adopted the short cut method, as prescribed in SFAS No. 133, to account for these transactions. Therefore, no hedge ineffectiveness was recognized in earnings related to these fair value hedges.

         REPURCHASE AGREEMENTS. Patriot uses repurchase agreements as a funding source. Repurchase agreements are generally short-term obligations collateralized by government agency and other securities. Total repurchase agreements at June 30, 2003 were $42,931,000 compared to $14,210,000 at December 31, 2002. The increase in repurchase agreements was primarily due to the addition of $31,934,000 of brokered repurchase agreements offset by a decrease in customer repurchase agreements. The increase in repurchase agreements replaced FHLB advances that were repaid during the first six months of 2003.

         OTHER LIABILTIIES. Other Liabilities at June 30, 2003 were $6,877,000 compared to $4,987,000 at December 31, 2002. The increase in other liabilities was primarily attributable to the accrual of contingent consideration associated with the purchase of Bonds and Paulus Associates, Inc. and Pension Benefits Inc.

         SHAREHOLDERS' EQUITY. Total shareholders' equity was $69,518,000 at June 30, 2003 compared to $65,945,000 at December 31, 2002. The increase was primarily a result of net income and an increase in accumulated other comprehensive income offset by cash dividends paid and the repurchase of shares of Patriot Bank Corp. common stock.

                       PATRIOT BANK CORP, AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES

ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES

The allowance for credit losses on loans and leases is based on management's ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of the amount necessary to absorb known and inherent losses in the portfolio. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the portfolio, delinquency statistics, results of loan review and related classifications, and historic loss rates. In addition, certain individual loans which management has identified as problematic are specifically provided for, based upon an evaluation of the borrower's perceived ability to pay, the estimated adequacy of the underlying collateral and other relevant factors. In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for credit losses. They may require additions to the allowance based upon their judgements about information available to them at the time of examination. Although provisions have been established and segmented by type of loan, based upon management's assessment of their differing inherent loss characteristics, the entire allowance for credit losses on loans and leases is available to absorb further loan losses in any category.

Management uses significant estimates to determine the allowance for credit losses. Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond Patriot's control, management's estimate of the amount necessary to absorb allowance for credit losses and actual credit losses could differ. Patriot's current judgement is that the allowance for credit losses on loans and leases is appropriate at June 30, 2003.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance would be established against deferred tax assets when in the judgement of management, it is more likely than not that such deferred tax assets will not become available. At June 30, 2003, based on management's evaluation of the likelihood of realization, no valuation allowance has been established. Because the judgement about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond Patriot's control, it is possible that management's judgement about the need for a valuation allowance for deferred taxes could change in the future.

REAL ESTATE OWNED (REO) AND OTHER REPOSSESSED PROPERTY

Real estate owned is defined to include real estate Patriot acquires through foreclosure. REO is recorded on Patriot's books at the lower of Patriot's carrying value in the loan or the fair value of the property as of the date of transfer to REO less estimated disposal costs. Any excess at the date of transfer of the recorded investment in the loan over the fair market value less estimated disposal costs is charged against Patriot's loan loss reserve.

Other repossessed property consists of mostly leased equipment returned to Patriot at the end of the lease. The off-lease equipment is recorded on Patriot's books at the lower of Patriot's carrying value in the lease or the fair value of the equipment as of the date of transfer to other repossessed property less estimated disposal costs. Any excess at the date of transfer of the recorded investment in the lease over the fair market value less estimated disposal costs is taken as a loss on Patriot's books. Additionally, valuation of REO and other repossessed property is dependent to a great extent on current economic, market and geographic conditions that are beyond Patriot's control. It is possible that management's estimates included in the valuation of REO and other repossessed property could change in the future. Patriot's current judgement is that the valuation of REO and other repossessed property is appropriate at June 30, 2003.

                       PATRIOT BANK CORP, AND SUBSIDIARIES

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

During the first six months of 2003, $90,880,000 of liquidity was provided from the repayment and sale of securities. Additional liquidity of $86,618,000 was provided by deposit growth, $28,721,000 by short-term repurchase agreements and $22,911,000 from the repayment of loans. These funds were used to purchase $114,661,000 of investment securities, repay $111,729,000 of borrowings and fund $5,313,000 and $3,394,000 of commercial and consumer loans, net of prepayments, respectively.

At June 30, 2003, Patriot had outstanding loan commitments of $62,925,000. Patriot anticipates that it will have sufficient funds available to meet its loan commitments. Certificates of deposit that are scheduled to mature in one year or less from June 30, 2003, totaled $155,282,000. Based upon historical experience, Patriot expects that substantially all of the maturing certificates of deposit will be retained at maturity, excluding brokered certificates in the amount of $16,918,000.

CAPITAL RESOURCES. FDIC regulations currently require companies to maintain a minimum leverage capital ratio of not less than 3% of tier 1 capital to total adjusted assets, a tier 1 capital ratio of not less than 4% of risk-adjusted assets, and a minimum risk-based total capital ratio (based upon credit risk) of not less than 8%. The FDIC requires a minimum leverage capital requirement of 3% for institutions rated composite 1 under the CAMELS rating system. For all other institutions, the minimum leverage capital requirement is 3% plus at least an additional 1% to 2% (100 to 200 basis points). A bank is considered "well capitalized" if it maintains a minimum leverage capital ratio of not less than 5% of tier 1 capital to total adjusted assets, a tier 1 capital ratio of not less than 6% of risk adjusted assets, and a minimum risk-based total capital ratio (based upon credit risk) of not less than 10%. At June 30, 2003, Patriot Bank's and Patriot Bank Corp.'s capital ratios exceeded all requirements to be considered well capitalized. The following table sets forth the capital ratios of Patriot Bank Corp., Patriot Bank and the current regulatory requirements at June 30, 2003:

                                                                        To Be                  To Be
                                                Actual         Adequately Capitalized   Well Capitalized
                                                ------         ----------------------   ----------------
                                           Amount     Ratio      Amount    Ratio         Amount    Ratio
                                           ------     -----      ------    -----         ------    -----
                                                               As of  June 30, 2003
                                                               (dollars in thousands)
Total  capital (to risk weighted assets)

Patriot Bank Corp.                        $ 81,091    12.57%   $  51,617      8%         64,521     10%
Patriot Bank                                80,394    12.47%      51,560      8%         64,450     10%

Tier I capital (to risk-weighted assets)

Patriot Bank Corp.                          72,006    11.16%      25,808      4%         38,713      6%
Patriot Bank                                71,228    11.05%      25,780      4%         38,670      6%

Tier I capital (to average assets)

Patriot Bank Corp.                          72,006     7.32%      39,362      4%         49,202      5%
Patriot Bank                                71,228     7.22%      39,467      4%         49,334      5%

                       PATRIOT BANK CORP, AND SUBSIDIARIES

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

Through the use of income simulation modeling the company has calculated an estimate of net interest income for the year ending June 30, 2004, based upon the assets, liabilities and off-balance sheet financial instruments in existence at June 30, 2003. Patriot has also estimated changes to that estimated net interest income based upon interest rates rising or falling in monthly increments ("rate ramps"). Rate ramps assume that all interest rates increase or decrease in monthly increments evenly throughout the period modeled, with a floor of 25bp. The following table reflects the estimated percentage change in estimated net interest income for the year ending June 30, 2004 resulting from changes in interest rates.

   Rate ramp to interest rates        % change
----------------------------------    -----------
             +2%                      (1.22%)
             -2%                       (.50%)

Economic value of equity ("EVE") estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. As part of this evaluation the company has contracted with an independent consultant to perform an extensive core deposit analysis to appropriately estimate the discounted present value of the retail deposit franchise. Upward and downward rate shocks are used to measure volatility in relation to an unchanged interest rate environment. This method of measurement primarily evaluates the longer term repricing risks and options in the Company's balance sheet. The Company has established policy limits for upward and downward rate shocks of 20% of economic value of equity at risk for every 100 basis points of interest rate shock. Additionally the Company has a policy limit that the ratio of EVE adjusted equity to EVE adjusted assets will be maintained above a 5% ratio. The following table reflects the estimated economic value of equity at risk and the ratio of EVE adjusted equity to EVE adjusted assets at June 30, 2003, resulting from shocks to interest rates.

                     Percent change       EVE Equity/
Rate shock             from base          EVE Assets
----------             ---------          ----------
     +2%                  4.97%             13.60%
     +1%                  4.50%             13.25%
   Base                                     12.43%
     -1%                -10.97%             10.89%
     -2%                -27.70%              8.72%

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or re-price within that time period. The interest rate sensitivity gap is defined as the difference

                       PATRIOT BANK CORP, AND SUBSIDIARIES
between the amount of interest-earning assets maturing or re-pricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period, as well as the impact of off balance sheet instruments maturing or repricing within that time period.

The following table summarizes the amount of interest-earning assets, interest-bearing liabilities, and off-balance sheet instruments outstanding at June 30, 2003, which are anticipated, based upon certain assumptions, to re-price or mature in each of the future time periods shown. Loan amounts reflect principal balances expected to be repaid and/or re-priced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans and as a result of contractual rate adjustments on adjustable-rate loans. Estimated prepayment rates were applied to mortgage loans and mortgage-backed securities based upon industry expectations. Core deposit decay rates have been estimated based upon a historical analysis of core deposit trends. With the exceptions noted above, the amount of assets and liabilities shown which re-price or mature during a particular period were determined in accordance with the earlier of term to re-pricing or the contractual maturity of the asset or liability. The table sets forth the gap and cumulative gap as a percentage of total assets at June 30, 2003:

                                         0-90        91-180      181-365
                                         Days         Days         Days
                                       ----------  -----------  -----------
GAP to Total Assets                      2.90%       2.10%        5.40%

Cumulative GAP to Total Assets           2.90%       5.00%       10.40%

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

         Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The company held its Annual Meeting of Shareholders on April 24, 2003. At the said meeting 6,141,562 shares of Common Stock were entitled to vote, of which 5,205,499 shares were present in person or by proxy. The following matters were voted upon at the Annual Meeting and the number of affirmative votes, negative votes and abstentions with respect to the matters are as follows:

         1. At the Annual Meeting, one director was elected for three-year terms. The nominee was Russell J. Kunkel.

                      For       %     Withheld     %
Russell J. Kunkel  5,114,663  98.30    90,836    1.70

         The names of each of the directors whose term of office continued after the Annual Meeting and their respective term expirations are as follows:

James B. Elliott      2004

Larry V. Thren        2004

Richard Elko          2005

James A. Bentley, Jr  2005

         2. The ratification of the appointment of KPMG LLP as independent auditors of Patriot Bank Corp. for fiscal year ending December 31, 2003.

For                  %       Against     %    Abstain    %
5,176,263          99.40     14,961     0.3    14,275    0.3

         Item 5 OTHER INFORMATION

                                 Not applicable.

         Item 6   EXHIBITS AND REPORTS ON FORM 8-K.

                           (a) The following exhibits are filed as part of this report.

                           -     Exhibit 31.1  Section 302 CEO Certification

                           -     Exhibit 31.2  Section 302 CFO Certification

                           -     Exhibit 32.1  Section 906 CEO Certification

                           -     Exhibit 32.2  Section 906 CFO Certification

                           (b)   Reports filed on Form 8K

                           -- On April 1, 2003, the registrant filed a Form 8-K reporting the declaration of a 10% stock dividend.

                           -- On April 16, 2003, the registrant filed a Form 8-K announcing earnings for the first quarter of 2003.

                           -- On April 24, 2003, the registrant filed a Form 8-K reporting the declaration of a cash dividend of 12 cents per share.

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

                                                    PATRIOT BANK CORP.
                                           -------------------------------------
                                                      (Registrant)

Date August 11, 2003
                                           _____________________________________
                                                      Richard A. Elko
                                           President and Chief Executive Officer

Date August 11, 2003
                                           _____________________________________
                                                        James G. Blume
                                                     Senior Vice President and
                                                      Chief Financial Officer