Form 10-Q
period 2003-09-30
PATRIOT BANK CORP
filed 2003-11-12
CIK 1000235

\
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

       For the transition period from                  to
                                      ----------------    ---------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [__] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,625,686 shares of common stock were outstanding as of November 12, 2003.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                                         Page
PART I FINANCIAL INFORMATION                                                                               3

       Item 1     FINANCIAL STATEMENTS (Unaudited)                                                         3

                  Consolidated Balance Sheets at September 30, 2003
                  and December 31, 2002                                                                    3

                  Consolidated Statements of Income for the Three and Nine-Month Periods
                  ended September 30, 2003 and 2002                                                        4

                  Consolidated Statements of Shareholders' Equity for the
                  Periods ended September 30, 2003 and December 31, 2002                                   5

                  Consolidated Statements of Cash Flows for the nine-month periods
                  ended September 30, 2003 and 2002                                                        6

                  Consolidated Statements of Comprehensive Income for the
                  Three and Nine-Month Periods ended September 30, 2003 and 2002                           8

                  Notes to Consolidated Financial Statements                                               9

       Item 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                  OPERATIONS AND FINANCIAL CONDITION                                                      17

       Item 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                                                             24

       Item 4     CONTROLS AND PROCEDURES                                                                 26

PART II        OTHER INFORMATION

       Items 1 through 6                                                                                  27

SIGNATURES                                                                                                28

EXHIBITS                                                                                                  29

ITEM 1        FINANCIAL STATEMENTS

                       Patriot Bank Corp. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)

                                                                                  SEPTEMBER 30, 2003   DECEMBER 31, 2002
                                                                                  ------------------   -----------------
                                                                                      (unaudited)
ASSETS
Cash and cash due from banks                                                         $     16,355        $     15,741
Interest earning deposits in other financial institutions                                   2,777               1,098
                                                                                     ------------        ------------
     Total cash and cash equivalents                                                       19,132              16,839

Securities available for sale                                                             334,627             315,868

Loans held for sale                                                                         3,648               4,314
Loans and leases receivable, net of allowance for credit loss of $6,809 and
   $6,922 at September 30, 2003 and December 31, 2002, respectively                       593,955             611,295
Premises and equipment, net                                                                10,396               7,612
Accrued interest receivable                                                                 3,410               3,946
Real estate owned and other repossessed property                                              667                 404
Cash surrender value life insurance                                                        18,808              18,208
Goodwill                                                                                   12,136               8,777
Amortizing intangible assets                                                                3,478               3,137
Other assets                                                                               10,864               4,743
                                                                                     ------------        ------------
     TOTAL ASSETS                                                                    $  1,011,121        $    995,143
                                                                                     ============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                             $    623,988        $    519,120
FHLB advances and federal funds                                                           249,455             368,173
Repurchase agreements                                                                      46,270              14,210
Advances from borrowers for taxes and insurance                                             1,217               2,208
Trust preferred debt securities                                                            20,500              20,500
Other liabilities                                                                           6,220               4,987
                                                                                     ------------        ------------
    Total liabilities                                                                     947,650             929,198

SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 5,000,000 shares authorized,
   None issued at September 30, 2003 and December 31, 2002, respectively                        -                   -

Common stock, No par value, 20,000,000 shares authorized, 7,216,480 and
   7,216,480 shares issued at September 30, 2003 and December 31, 2002,
   respectively                                                                                 -                   -
Additional paid-in capital                                                                 68,186              57,611
Common stock acquired by ESOP, 318,154 and 339,364 shares at cost at September
   30, 2003 and December 31, 2002, respectively                                            (1,587)             (1,638)
Common stock acquired by MRP, 5,867 and 9,051 shares at amortized Cost at
   September 30, 2003 and December 31, 2002, respectively                                     (65)                (98)
Retained earnings                                                                           7,212              13,855
Treasury stock acquired, 595,924 and 516,174 shares at cost at September 30,
   2003 and December 31, 2002, respectively                                                (9,146)             (6,441)
Accumulated other comprehensive income                                                     (1,129)              2,656
                                                                                     ------------        ------------
     Total shareholders' equity                                                            63,471              65,945
                                                                                     ------------        ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $  1,011,121        $    995,143
                                                                                     ============        ============

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except for share data)
                                   (unaudited)

                                                             Three-Month Period Ended    Nine-Month Period Ended
                                                                  September 30,                September 30,
                                                               2003           2002         2003          2002
                                                               ----           ----         ----          ----
INTEREST INCOME
    Interest-earning deposits                                $       3     $       7     $      13     $      67
    Investment securities                                        3,839         4,295        12,088        13,076
    Loans and leases                                            10,455        12,281        32,227        37,212
                                                             ---------     ---------     ---------     ---------
        Total interest income                                   14,297        16,583        44,328        50,355
                                                             ---------     ---------     ---------     ---------
INTEREST EXPENSE

    Deposits                                                     3,135         3,341         9,513        11,239
    Short-term borrowings                                          188           953         1,466         3,208
    Long-term borrowings                                         3,257         4,668        10,430        14,245
                                                             ---------     ---------     ---------     ---------
         Total interest expense                                  6,580         8,962        21,409        28,692
                                                             ---------     ---------     ---------     ---------
    Net interest income before provision for credit losses       7,717         7,621        22,919        21,663
    Provision for credit losses                                    900         1,200         2,900         2,875
                                                             ---------     ---------     ---------     ---------
    Net interest income after provision for credit losses        6,817         6,421        20,019        18,788
                                                             ---------     ---------     ---------     ---------
NON-INTEREST INCOME

     Service fees on deposits                                      898           709         2,678         1,957
     Fees on loans and leases                                      506           320         1,373           914
     Gain on the sale of available-for-sale investments            434           183         1,366           317
     Gain on the sale of loans and leases                          469           425         1,918         1,221
     BOLI                                                          195           230           608           690
     Patriot Advisors' commissions                                 552            53         1,532           265
     Loss on the disposition of borrowings                          --            --          (725)           --
     Other non-interest income                                      41            65            78            85
                                                             ---------     ---------     ---------     ---------
           Total non-interest income                             3,095         1,985         8,828         5,449
                                                             ---------     ---------     ---------     ---------
NON-INTEREST EXPENSE

     Salaries and employee benefits                              4,282         3,246        12,249         9,208
     Occupancy and equipment                                     1,081           994         3,244         2,991
     Professional services                                         186           412           789           877
     Advertising                                                   209           226           545           558
     Deposit processing                                            301           281           884           815
     Amortization of intangible assets                             126           121           397           363
     Office supplies & postage                                     237           178           672           537
     Other operating expense                                       867           443         2,169         1,372
                                                             ---------     ---------     ---------     ---------
             Total non-interest expense                          7,289         5,901        20,949        16,721
                                                             ---------     ---------     ---------     ---------
Income before taxes                                              2,623         2,505         7,898         7,516
      Income tax expense                                           484           493         1,509         1,684
                                                             ---------     ---------     ---------     ---------
NET INCOME                                                   $   2,139     $   2,012     $   6,389     $   5,832
                                                             =========     =========     =========     =========

Earnings per share - basic                                   $    0.34     $    0.31     $    1.01     $    0.88
                                                             =========     =========     =========     =========

Earnings per share - diluted                                 $    0.32     $    0.29     $    0.95     $    0.85
                                                             =========     =========     =========     =========

Dividends per share                                          $  0.1300     $  0.1128     $  0.3591     $  0.3245
                                                             =========     =========     =========     =========

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (in thousands, unaudited)

                                                                                                          ACCUMULATED
                                                   ADDITIONAL                                                OTHER
                                         NUMBER     PAID-IN                        RETAINED   TREASURY   COMPREHENSIVE
                                        OF SHARES   CAPITAL      ESOP       MRP    EARNINGS    STOCK         INCOME      TOTAL
                                        ---------  ----------  --------   -------  --------   --------   -------------  --------
BALANCE AT JANUARY 1, 2002               5,980     $  57,867   $ (1,819)  $   (68) $  8,598   $ (3,051)    $     179    $ 61,706
                                         =====     =========   ========   =======  ========   ========     =========    ========
Common stock issued................          5            70         --        --        --         --            --          70
Common stock acquired by MRP.......         (5)           --         --       (70)       --         --            --         (70)
Release and amortization of MRP....          2            --         --        40        --         --            --          40
Purchase of treasury stock.........       (293)           --         --        --        --     (4,189)           --      (4,189)
Release of ESOP share..............         26           172        181        --        --         --            --         353
Sale of stock associated  with
  ESPP.............................          9            --         --        --        --        118            --         118
Change in unrealized gains
     on securities available
     for sale, net of taxes........         --            --         --        --        --         --         2,477       2,477
Exercise of stock options..........         50          (498)        --        --        --        680            --         182
Stock awards.......................         --            --         --        --        --          1            --           1
Net income.........................         --            --         --        --     7,698         --            --       7,698
Cash dividends paid................         --            --         --        --    (2,441)        --            --      (2,441)
                                         -----     ---------   --------   -------  --------   --------     ---------    --------
BALANCE AT DECEMBER 31, 2002             5,774     $  57,611   $ (1,638)  $   (98) $ 13,855   $ (6,441)    $   2,656    $ 65,945
                                         =====     =========   ========   =======  ========   ========     =========    ========
Release and amortization of MRP....          3            --         --        33        --         --            --          33
Purchase of treasury stock.........       (264)           --         --        --        --     (4,612)           --      (4,612)
Release of ESOP shares.............         21           309         51        --        --         --            --         360
Sale of stock associated with
  ESPP.............................          6            --         --        --        --         98            --          98
Change in unrealized gains
     on securities available
     for sale, net of taxes........         --            --         --        --        --         --        (3,785)     (3,785)
Exercise of stock options..........        123          (362)        --        --        --      1,051            --         689
Issuance of stock for
  acquisitions.....................         50            --         --        --        --        758            --         758
Stock dividend                             583        10,628         --        --   (10,628)        --            --          --
Net income.........................         --            --         --        --     6,389         --            --       6,389
Cash dividends paid................         --            --         --        --    (2,404)        --            --      (2,404)
                                         -----     ---------   --------   -------  --------   --------     ---------    --------
BALANCE AT SEPTEMBER 30, 2003            6,296     $  68,186   $ (1,587)  $   (65) $  7,212   $ (9,146)    $  (1,129)   $ 63,471
                                         =====     =========   ========   =======  ========   ========     =========    ========

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                         NINE-MONTH PERIOD ENDED SEPTEMBER 30,
                                                                         -------------------------------------
                                                                              2003                   2002
                                                                         --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net Income                                                           $        6,389         $       5,832
    Adjustments to reconcile net income to net cash provided by operating activities
        Amortization and accretion of:
           Deferred loan origination costs (fees)                                   617                  (594)
           Premiums (discounts)                                                     709                  (595)
           MRP shares                                                                33                    30
           Intangible assets                                                        397                   556
        Provision for credit losses                                               2,900                 2,875
        Release of ESOP shares                                                      360                   259
        Gain on the sale of available-for-sale investments                       (1,366)                 (317)
        Loss on disposition of borrowings                                           725                    --
        Loss on sale and write down of real estate owned and other
          repossessed assets                                                         25                   191
        Depreciation of premises and equipment                                    1,098                   958
        Loss on disposition of equipment                                             --                    57
        Mortgage loans originated for sale                                     (103,232)              (58,520)
        Mortgage loans sold                                                     103,898                59,173
        Deferred income tax expense (benefit)                                       107                  (940)
        Increase in cash surrender value of life insurance                         (600)                 (683)
        Decrease in accrued interest receivable                                     536                   306
        Increase in other assets                                                 (5,783)                 (133)
        (Increase) decrease in other liabilities                                 (1,325)                1,531
                                                                         --------------         -------------
           Net cash provided by operating activities                              5,488                 9,986
                                                                         --------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES

        Loan originations & principal payments on loans, net                     12,562                 9,612
        Proceeds from the sale of securities - available for sale                45,815                25,328
        Proceeds from the maturity of securities - available for sale            84,711                76,864
        Proceeds from the maturity of securities - held to maturity                  --                11,638
        Purchase of securities - available for sale                            (154,361)              (95,039)
        Proceeds from sale of real estate owned                                     971                   892
        Cash paid in business combinations, net                                  (1,034)                   --
        Purchase of premises and equipment, net of sales                         (3,836)                 (879)
                                                                         --------------         -------------
           Net cash (used in) provided by investing activities                  (15,172)               28,416
                                                                         --------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES

        Net increase (decrease) in deposits                                     104,868                  (697)
        Repayment of short term borrowings                                     (117,725)               (4,764)
        Funding of trust preferred securities                                        --                 2,500
        Proceeds from short term repurchase agreements                           32,060                    --
        Repayment of long term borrowings                                            (6)              (25,005)
        Decrease in advances from borrowers for taxes and insurance                (991)               (1,690)
        Cash paid for dividends to shareholders                                  (2,404)               (1,902)
        Proceeds from the sale of stock associated with Employee
          Stock Purchase Plan                                                        98                    91
        Proceeds from the exercise of stock options                                 689                    13
        Purchase of treasury stock                                               (4,612)               (2,777)
                                                                         --------------         -------------
           Net cash provided by (used in) financing activities                   11,977               (34,231)
                                                                         --------------         -------------
        Increase in cash and cash equivalents                                     2,293                 4,171
Cash and cash equivalents at beginning of the period                             16,839                21,466
                                                                         --------------         -------------
Cash and cash equivalents at end of the period                           $       19,132         $      25,637
                                                                         ==============         =============
SUPPLEMENTAL DISCLOSURES

     Cash paid for interest on deposits                                  $        9,490         $      11,173
     Cash paid for income taxes                                          $        2,529         $       1,475
     Transfers from loans and leases to real estate owned and other
        repossessed property                                             $        1,259         $       1,353


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

Fair value of assets acquired           $   1,671.0
Cash paid                                    (115.0)
Stock issued                                 (343.0)
                                        -----------
Liabilities assumed                     $   1,213.0

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

Fair value of assets acquired        $   2,114.0
Cash paid                                 (414.5)
Stock issued                              (414.5)
                                     -----------
Liabilities assumed                  $   1,285.0

On September 5, 2003, Patriot purchased the stock of Tyler Wealth Counselors for $650,000 in cash. In conjunction with the acquisition of Tyler Wealth Counselors liabilities were assumed as follows:

Fair value of assets acquired         $     687.0
Cash paid                                  (650.0)
Stock issued                                   --
                                      -----------
Liabilities assumed                   $      37.0

        The accompanying notes are an integral part of these statements.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                   (UNAUDITED)

                                                                                     THREE-MONTH PERIOD     NINE-MONTH PERIOD
                                                                                     ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                                                     -------------------    -------------------
                                                                                       2003       2002       2003        2002
                                                                                     --------    -------    --------    -------
                                                                                                  (IN THOUSANDS)
Net Income......................................................................     $  2,139    $ 2,012    $  6,389    $ 5,832
Other comprehensive (loss) income ..............................................
   Unrealized gains on securities...............................................
      Unrealized holding (losses) gains arising during the period, net of tax...       (4,759)     3,486      (2,883)     3,620
   Less: Reclassification adjustment for gains included in net income
      Net gains on the sale of investment securities............................         (434)      (183)     (1,366)      (317)
      Income tax expense associated with net gains on the sale of
         investment securities..................................................          128         62         464        108
                                                                                     --------    -------    --------    -------
Comprehensive (loss) income.....................................................     $ (2,926)   $ 5,377    $  2,604    $ 9,243
                                                                                     ========    =======    ========    =======

                       PATRIOT BANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                               September 30, 2003

NOTE 1 - GENERAL

The accompanying financial statements of Patriot Bank Corp. and Subsidiaries ("Patriot") include the accounts of the parent company, Patriot Bank Corp. and its wholly-owned subsidiaries, Patriot Bank, Patriot Investment Company and Patriot Advisors, Inc. All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2002. All share amounts, including earnings per share, have been restated to reflect the effect of the 10% stock dividend paid in April 2003.

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

                                                                                  THREE-MONTH PERIOD ENDED,
                                                                                         SEPTEMBER 30
                                                                                  -------------------------
                                                                                     2003           2002
                                                                                     ----           ----
                                                                                       (IN THOUSANDS)
Net income, as reported                                                           $   2,139       $  2,012
Deduct: Total stock-based employee compensation expense determined
  under fair value based method for all awards, net of related tax effects              (45)           (42)
                                                                                  ---------       --------
Pro forma net income                                                              $   2,094       $  1,970
                                                                                  =========       ========

Earnings per share:
      Basic - as reported                                                         $     .34       $    .31
                                                                                  =========       ========
      Basic - pro forma                                                           $     .33       $    .30
                                                                                  =========       ========

      Diluted - as reported                                                       $     .32       $    .29
                                                                                  =========       ========
      Diluted - pro forma                                                         $     .31       $    .29
                                                                                  =========       ========

                                                                                  NINE-MONTH PERIOD ENDED,
                                                                                        SEPTEMBER 30
                                                                                  ------------------------
                                                                                    2003            2002
                                                                                  ---------       --------
                                                                                       (IN THOUSANDS)
Net income, as reported                                                           $  6,389       $  5,832
Deduct: Total stock-based employee compensation expense determined
  under fair value based method for all awards, net of related tax effects            (136)           (89)
                                                                                  --------        -------

Pro forma net income                                                              $  6,253        $ 5,743
                                                                                  ========       ========

Earnings per share:
      Basic - as reported                                                         $   1.01        $   .88
                                                                                  ========        =======
      Basic - pro forma                                                           $    .98        $   .87
                                                                                  ========        =======

      Diluted - as reported                                                       $    .95        $   .85
                                                                                  ========        =======
      Diluted - pro forma                                                         $    .93        $   .83
                                                                                  ========        ========

                       PATRIOT BANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                               September 30, 2003

NOTE 2 - SECURITIES

The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows:

                                           September 30, 2003                                  December 31, 2002
---------------------------------------------------------------------------------------------------------------------------------
                                 Amortized    Unrealized    Unrealized    Fair      Amortized   Unrealized  Unrealized    Fair
                                   cost          gain          loss       value        cost        gain        loss       value
---------------------------------------------------------------------------------------------------------------------------------
                                                                          (in thousands)
AVAILABLE FOR SALE:
Investment securities
    U.S. Treasury and
       Government agency
       securities                 $ 28,292    $      189    $      255   $  28,226   $  66,304  $     599    $    652      66,251
    Corporate debt
      securities                    19,765           420           960      19,225      22,724        131       1,467      21,388
    FHLMC preferred stock           84,802           609         2,142      83,269      67,626      3,715          --      71,341
    FHLB and FRB stock              15,874            --            --      15,874      17,949         --          --      17,949
    Equity securities               17,064           115           374      16,805       6,647        799         164       7,282

Mortgage-backed securities
    FHLMC                           52,548           470           345      52,673      67,523        700          81      68,142
    FNMA                           117,231         1,051           502     117,780      55,821        373          67      56,127
    GNMA                                63             8            --          71          96         13          --         109

Collateralized mortgage
  obligations:
    FHLMC                               33            --            --          33       2,960         18          --       2,978
    FNMA                               666             5            --         671       3,689        105          --       3,794
    Other                               --            --            --          --         505          2          --         507
                                  --------    ----------    ----------   ---------   ---------  ---------    --------   ---------
Total securities available
  for Sale                       $ 336,338    $    2,867    $    4,578   $ 334,627  $  311,844  $   6,455    $  2,431   $ 315,868
                                 =========    ==========    ==========   =========  ==========  =========    ========   =========

                       PATRIOT BANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                               September 30, 2003

NOTE 3 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

  Composition of loan portfolio      September 30, 2003    December 31, 2002
----------------------------------------------------------------------------
                                               (in thousands)
Commercial Portfolio:
     Commercial loans                    $  326,544            $ 315,537
     Commercial leases                       79,289               77,138
Consumer Portfolio:
     Home equity                             91,157               72,400
     Consumer                                 5,688                7,724
Mortgage Portfolio:
     Residential mortgages               $   85,377            $ 135,632
     Construction                            11,148                8,220
                                         ----------             --------

Total loans and leases, gross               599,203              616,651
     Deferred loan costs                      1,561                1,566
     Allowance for credit losses             (6,809)              (6,922)
                                         ----------            ---------
       Total loans and leases, net       $  593,955            $ 611,295
                                         ==========            =========

NOTE 4 - DEPOSITS

    Deposits are summarized as follows:

   Composition of deposits              September 30, 2003    December 31, 2002
-------------------------------------------------------------------------------
                                                      (in thousands)
NOW                                        $   34,552             $  31,505

Money market                                  209,182               143,565

Savings accounts                               85,823                59,029

Non-interest-bearing demand                    57,859                53,471
                                           ----------             ---------

   Total demand, transaction, money
      market and savings deposits             387,416               287,570

Certificates of deposits                      236,572               231,550
                                            ---------              --------
   Total deposits                          $  623,988             $ 519,120
                                           ==========             =========

                       PATRIOT BANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                               September 30, 2003

NOTE 5 - EARNINGS PER SHARE

         The dilutive effect of stock options is excluded from basic earnings per share but included in the computation of diluted earnings per share.

                                  For Three-Months Ended September 30, 2003   For Nine-Months Ended September 30, 2003
                                  -----------------------------------------   ----------------------------------------
                                     Income         Shares        Per-Share     Income          Shares       Per-Share
                                  (Numerator)    (Denominator)     Amount     (Numerator)    (Denominator)    Amount
                                  -----------    -------------    -------     -----------    -------------   -------
                                    (in thousands, except per share data)      (in thousands, except per share data)
BASIC EPS
Net Income available to common
   Shareholders                     $ 2,139          6,292        $   0.34      $ 6,389           6,357      $   1.01

EFFECT OF DILUTIVE SECURITIES
Dilutive Options                         --            413            (.02)          --             395          (.06)
                                    -------          -----        --------      -------           -----      --------

DILUTED EPS

Net income available to common
   shareholders                     $ 2,139          6,705        $   0.32      $ 6,389           6,752      $   0.95
                                    =======          =====        ========      =======           =====      ========

                                  For Three-Months Ended September 30, 2002   For Nine-Months Ended September 30, 2002
                                  -----------------------------------------   ----------------------------------------
                                     Income         Shares        Per-Share     Income          Shares       Per-Share
                                  (Numerator)    (Denominator)      Amount    (Numerator)    (Denominator)    Amount
                                  -----------    -------------    ---------   -----------    -------------   ---------
                                    (in thousands, except per share data)      (in thousands, except per share data)
BASIC EPS
Net Income available to common
   Shareholders                    $ 2,012         6,550           $ 0.31      $ 5,832          6,586          $0.88

EFFECT OF DILUTIVE SECURITIES
Dilutive Options                        --           357             (.02)          --            312           (.03)
                                   -------         -----           ------      -------          -----          -----
DILUTED EPS
Net income available to common
   shareholders                    $ 2,012         6,907           $ 0.29      $ 5,832          6,898          $ 0.85
                                   =======         =====           ======      =======          =====          ======

NON-DILUTIVE OPTIONS. Patriot had 5,000 and 235,000 non-dilutive options at September 30, 2003 and 2002, respectively.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                               September 30, 2003

NOTE 6 - SEGMENT REPORTING

The Company has four reportable segments: Banking, Mortgage Banking, Financial Advisors and Commercial Leasing. Banking operates a network of 16 community banking offices providing deposit and loan services to customers. Mortgage Banking originates and sells residential mortgages into the secondary market to generate fee income. Financial Advisors results for the three and nine-month period ended September 30, 2002, reflect only brokerage services. In January 2003, Patriot completed its acquisition of two companies and another acquisition in September 2003, which is disclosed in Note 13 - Business Combinations. As a result of these business combinations, Financial Advisors' now offers wealth and investment management, pension benefits, and insurance services in addition to brokerage services. The impact of these three acquisitions was $5,689,000 to total assets and $472,000 and $1,337,000 to other income for the three-month and nine-months periods ended 2003. Commercial Leasing originates small ticket leases.

         The following table highlights income statement and balance sheet information for each of the segments at or for the three and nine-month periods ended September 30, 2003 and 2002.

                                            AT OR FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2003
                                            -----------------------------------------------------------
                                                        MORTGAGE    FINANCIAL   COMMERCIAL
                                            BANKING      BANKING     ADVISORS    LEASING       TOTAL
                                            -------      -------     --------   ----------   ----------
                                                                    (IN THOUSANDS)
Net interest income                         $  6,512    $      63   $     32    $   1,110    $    7,717
Other income                                   1,898          350        552          295         3,095
Total net income                               1,698           63        (64)         442         2,139
Total assets                                 920,153        3,685      6,617       80,666     1,011,121
Total loans and leases, net                  514,666        3,648         --       79,289       597,603
Intersegment interest income / (expense)         673           63         32         (768)           --

                                             AT OR FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003
                                            -----------------------------------------------------------
                                                        MORTGAGE    FINANCIAL    COMMERCIAL
                                            BANKING      BANKING    ADVISORS      LEASING      TOTAL
                                            -------      -------    --------      -------      -----
                                                                     (IN THOUSANDS)
Net interest income                         $ 19,554    $    219    $     48    $   3,098    $   22,919
Other income                                   4,898       1,388       1,533        1,009         8,828
Total net income                               4,770         459        (108)       1,268         6,389
Total assets                                 920,153       3,685       6,617       80,666     1,011,121
Total loans and leases, net                  514,666       3,648          --       79,289       597,603
Intersegment interest income / (expense)       2,199         219          48       (2,465)           --

                                             AT OR FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2002
                                            -----------------------------------------------------------
                                                        MORTGAGE      FINANCIAL     COMMERCIAL
                                            BANKING      BANKING       ADVISORS      LEASING    TOTAL
                                            -------      -------       --------      -------    -----
                                                                (IN THOUSANDS)
Net interest income                         $  6,633    $     91     $    3     $     894    $   7,621
Other income                                   1,249         418         53           265        1,985
Total net income                               1,780         176        (30)           86        2,012
Total assets                                 899,122       6,032        720        81,105      986,979
Total loans and leases, net                  550,021       5,999         --        79,670      635,690
Intersegment interest income / (expense)         921          91          3        (1,015)          --

                                             AT OR FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2002
                                            -----------------------------------------------------------
                                                         MORTGAGE   FINANCIAL   COMMERCIAL
                                            BANKING       BANKING   ADVISORS     LEASING      TOTAL
                                            -------       -------   --------     -------      -----
                                                                     (IN THOUSANDS)
Net interest income                         $ 18,769    $    267    $      7    $   2,620    $  21,663
Other income                                   3,277       1,087         265          820        5,449
Total net income                               4,747         442           2          641        5,832
Total assets                                 899,122       6,032         720       81,105      986,979
Total loans and leases, net                  550,021       5,999          --       79,670      635,690
Intersegment interest income / (expense)       2,817         267           7       (3,091)          --

                       PATRIOT BANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                               September 30, 2003

NOTE 7 - ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of non-amortizing and amortizing intangible assets is as follows:

                                                SEPTEMBER 30, 2003                            DECEMBER 31, 2002
                                     ------------------------------------------   ------------------------------------------
                                     GROSS CARRYING  ACCUMULATED   NET CARRYING   GROSS CARRYING  ACCUMULATED   NET CARRYING
                                         AMOUNT      AMORTIZATION     AMOUNT          AMOUNT      AMORTIZATION     AMOUNT
                                     ------------------------------------------   ------------------------------------------
                                                                       (IN THOUSANDS)
Non-amortizing intangible assets:
   Goodwill                              $ 14,334      $  2,198      $ 12,136       $  10,975      $ 2,198        $ 8,777

Amortizing intangible assets:
   Core deposit intangible                  4,606         2,085         2,521           4,606        1,729          2,877

   Customer lists                             826            41           785              --           --             --

   Originated mortgage servicing
      rights                                  664           492           172             664          404            260
                                         ------------------------------------       -------------------------------------
   Total amortizing intangible
     assets                                 6,096         2,618         3,478           5,270        2,133          3,137

                                         ------------------------------------       -------------------------------------
Total intangible assets                  $ 20,430      $  4,816      $ 15,614       $  16,245      $ 4,331       $ 11,914
                                         ====================================       =====================================

Aggregate amortization expense for the three and nine-month periods ended September 30 is as follows:

                                  THREE-MONTH PERIOD ENDED   NINE-MONTH PERIOD ENDED
                                        SEPTEMBER 30               SEPTEMBER 30
                                   2003             2002      2003            2002
                                   ----             ----      ----            ----
                                      (IN THOUSANDS)             (IN THOUSANDS)
Amortization expense...........   $  159          $    207   $   484         $   556

The estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

                                  ESTIMATED EXPENSE
    FOR THE YEAR ENDED              (IN THOUSANDS)
December 31, 2003..............        $   671

December 31, 2004..............            580

December 31, 2005..............            520

December 31, 2006..............            505

December 31, 2007..............            498

The changes in the carrying amount of goodwill reported by segment are as follows:

                                              MORTGAGE   FINANCIAL   COMMERCIAL
                                    BANKING    BANKING   ADVISORS      LEASING     TOTAL
                                    ----------------------------------------------------
                                                        (IN THOUSANDS)
Balance as of January 1, 2002        6,909       --         --          1,779      8,688
Goodwill acquired during the year       --       --         --             89         89
Impairement losses                      --       --         --             --         --
Balance as of December 31, 2002      6,909       --         --          1,868      8,777

                                              MORTGAGE   FINANCIAL   COMMERCIAL
                                    BANKING    BANKING   ADVISORS      LEASING     TOTAL
                                    -----------------------------------------------------
                                                         (IN THOUSANDS)
Balance as of January 1, 2003        6,909       --           --       1,868        8,777
Goodwill acquired during the year       --       --        3,324          35        3,359
Impairement losses                      --       --           --          --           --
Balance as of September 30, 2003     6,909       --        3,324       1,903       12,136

                       PATRIOT BANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                               September 30, 2003

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

                       PATRIOT BANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                               September 30, 2003

NOTE 13 - BUSINESS COMBINATIONS

WEALTH MANAGEMENT FIRM ACQUISITION. On January 3, 2003, Patriot completed the acquisition of Bonds & Paulus Associates, Inc. (Bonds & Paulus), a wealth management firm headquartered in Chester County, Pennsylvania. Founded in 1993, Bonds & Paulus is a registered investment advisory firm, providing investment advisory and financial planning services to high net-worth individuals and families. Bonds & Paulus was merged into Patriot Advisors, a subsidiary of Patriot Bank Corp. that provides a full range of wealth and investment management services. The acquisition was accounted for as a purchase. Bonds & Paulus was purchased for $458,000 plus contingent consideration to be paid in shares of Patriot Bank Corp. common stock based upon future revenues of Bonds & Paulus. Of the $458,000, $115,000 was paid in cash and 22,810 shares of Patriot Bank Corp. common stock having a value of $343,000 were issued at closing. Based upon current revenue, the total purchase price will approximate $1,300,000. Goodwill arising from the transaction totaled $1,209,000. An additional $343,000 of intangible assets acquired were assigned to customer lists subject to amortization and having a 15-year weighted-average useful life.

PENSION BENEFITS SERVICE PROVIDER ACQUISITION. On January 17, 2003, Patriot completed the acquisition of Pension Benefits, Inc., a pension benefits service provider headquartered in West Chester, Pennsylvania. Founded in 1986, Pension Benefits Inc. is a third party administrator and a registered investment advisory firm, providing comprehensive retirement plan solutions to businesses. Pension Benefits, Inc. was merged into Patriot Advisors, a subsidiary of Patriot Bank Corp. The acquisition was accounted for as a purchase. Pension Benefits, Inc. was purchased for $829,000 plus contingent consideration to be paid in shares of Patriot Bank Corp. common stock based upon future revenues of Pension Benefits, Inc. Of the $829,000, $414,500 was paid in cash and 27,338 shares of Patriot Bank Corp. common stock were issued at closing. Based upon current revenue, the total purchase price will approximate $1,600,000. Goodwill arising from the transaction totaled $1,431,000. An additional $442,000 of intangible assets acquired were assigned to customer lists subject to amortization and having a 15-year weighted-average useful life.

TYLER WEALTH COUNSELORS ACQUISITION. On September 5, 2003, Patriot completed the acquisition of Tyler Wealth Counselors, a wealth management firm headquartered in Chester County, Pennsylvania. Tyler Wealth Counselors is a registered investment advisory firm, providing investment advisory and financial planning services to individuals and families. Tyler Wealth Counselors was merged into Patriot Advisors, a subsidiary of Patriot Bank Corp. that provides a full range of wealth and investment management services. The acquisition was accounted for as a purchase. Tyler Wealth Counselors was purchased for $650,000 in cash.

Supplemental pro forma information that discloses the results of operations for Patriot Bank Corp. and its subsidiaries for the three and nine-month periods ended September 30, 2003 to the same period in 2002 is provided below. The pro forma information assumes the business combinations of Bonds & Paulus Associates, Inc., Pension Benefits, Inc. and Tyler Wealth Counselors had been completed as of the beginning of each period and illustrates the impact on Patriot's non-interest income, net income and EPS for each period.

                                         THREE-MONTH PERIOD ENDED   NINE-MONTH PERIOD ENDED
                                               SEPTEMBER 30               SEPTEMBER 30
                                           2003            2002       2003           2002
                                         ------------------------   -----------------------
                                              (IN THOUSANDS)            (IN THOUSANDS)
Revenue                                  $ 17,489        $ 19,214   $ 53,258       $ 57,743

Net Income                               $  2,166        $  2,017   $  6,425       $  5,846
                                         ========        ========   ========       ========
Earnings per share - basic               $   0.34        $   0.31   $   1.01       $   0.89
                                         ========        ========   ========       ========
Earnings per share - diluted             $   0.32        $   0.29   $   0.95       $   0.85
                                         ========        ========   ========       ========

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

         SUMMARY. Patriot reported diluted earnings per share of $.32 and net income of $2,139,000 for the three-month period ended September 30, 2003 compared to diluted earnings per share of $.29 and net income of $2,012,000 for the three month period ended September 30, 2002. Diluted earnings per share for the nine-month period ending September 30, 2003 was $.95 and net income of $6,389,000 compared with $.85 and net income of $5,832,000 for the nine-month period ended September 30, 2002. Return on average equity was 13.53%, for the three-month period ended September 30, 2003 compared to 12.06%, for the three-month period ended September 30, 2002.

         During the third quarter of 2003, Patriot's internal control process uncovered what is believed to be a defalcation perpetrated by a mid-level supervisory employee within Patriot's credit card operation. The defalcation includes an alleged theft and the alleged falsification and destruction of accounting records as well as the concealment of credit card delinquencies and bankruptcies.

         The total amount of the alleged theft is approximately $982,000. The company maintains an insurance policy that management and its legal counsel believe covers the majority of the alleged theft. Additionally, Patriot recorded an after-tax charge of $367,000 related to the deductible on that insurance policy and losses and operating expenses associated with the falsification and destruction of accounting records. The alleged defalcation included the concealment of approximately $475,000 of unsecured customer bankruptcies, which, since they were not material to any prior period, were charged off during the third quarter through Patriot's loan loss reserve. The alleged defalcation also included the concealment of approximately $350,000 of delinquent credit card receivables, which are now being subjected to normal collection procedures. Additional charge-offs may result from these delinquent accounts.

         NET INTEREST INCOME. Net interest income for the three and nine-month periods ended September 30, 2003 was $7,717,000 and $22,919,000 compared to $7,621,000 and $21,663,000 for the same periods in 2002. The increase in net interest income was primarily due to the decreases in market rates paid on Patriot's funding sources outpacing decreases in the rates earned on interest earning assets. As a result, Patriot's net interest margin has expanded. Patriot's net interest margin (net interest income as a percentage of average interest-earning assets) for the three and nine-month periods ended September 30, 2003 was 3.63% and 3.60% compared to 3.50% and 3.29% for the same periods in 2002.

         Interest on loans and leases was $10,455,000 and $32,227,000 for the three and nine-month periods ended September 30, 2003 compared to $12,281,000 and $37,212,000 for the same periods in 2002. The average balance of loans was $594,723,000 with an average yield of 7.22% for the nine-month period ended September 30, 2003 compared to an average balance of $639,368,000 with an average yield of 7.75% for the same period in 2002. The decrease in average balance is primarily due to Patriot allowing residential mortgages to run-off, offset by growth in consumer and commercial loans. During the nine-month period ended September 30, 2003, the residential mortgage loan portfolio decreased $47,327,000 while Patriot's other loan and lease portfolios increased $29,879,000. The decrease in average yield is primarily a result of a decrease in market rates.

         Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $3,839,000 and $12,088,000 for the three and nine-month periods ended September 30, 2003 compared to $4,295,000 and $13,076,000 for the same periods in 2002. The average balance of the investment portfolio was $333,838,000 with an average yield of 5.65% for the nine-month period ended September 30, 2003 compared to an average balance of $296,462,000 with an average yield of 6.50% for the same period in 2002. The increase in average balance is primarily due to Patriot investing funds from the repayment of residential mortgage loans. The decrease in average yield is related to new security purchases at lower yields as well as general decreases in market rates on adjustable rate securities. Some of these security purchases have been tax beneficial securities so even though Patriot's yield may be lower, Patriot's tax expense is lower as well.

         Interest on total deposits was $3,135,000 and $9,513,000 for the three and nine-month periods ended September 30, 2003 compared to $3,341,000 and $11,239,000 for the same periods in 2002. The average balance of total deposits was $581,592,000 with an average cost of 2.16% for the nine-month period ended September 30, 2003 compared to an average balance of $521,330,000 with an average cost of 2.86% for the same period in 2002. The increase in average balance is primarily the result of aggressive marketing of money market and transaction-based deposit accounts through new and existing branches. The overall decrease in the average cost on deposits was primarily the result of a decrease in market rates, a reduction in higher costing certificate of deposit accounts and emphasis placed on lower cost core deposit accounts.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Interest on borrowings was $3,445,000 and $11,896,000 for the three-month and nine-month periods ended September 30, 2003 compared to $5,621,000 and $17,453,000 for the same periods in 2002. The average balance of borrowings was $339,858,000 with an average cost of 4.62% for the nine-month period ended September 30, 2003 compared to an average balance of $411,321,000 with a cost of 5.60% for the same period in 2002. The decrease in average balance was primarily due to borrowings being replaced with branch deposit growth. The decrease in the cost of borrowings was the result of a decrease in interest rates and the result of restructured borrowed funds with a higher cost of funds. During the nine-month period of 2003, Patriot prepaid $55,000,0000 in FHLB borrowings and restructured $72,000,000 in FHLB borrowings.

         PROVISION FOR CREDIT LOSSES. The provision for credit losses was $900,000 and $2,900,000 for the three-month and nine-month periods ended September 30, 2003 compared to $1,200,000 and $2,875,000 for the same period in 2002. Net charge-offs for the three and nine-month periods-ended September 30, 2003, were $1,433,000 and $3,013,000. The combination of these items represented a decrease of $533,000 and $113,000 to the allowance for credit losses for the three and nine-month periods-ended September 30, 2003, which totaled $6,809,000 at September 30, 2003. Patriot's total loans consist of four distinct portfolios, each of which is monitored and analyzed separately. The allowance for credit losses is based on management's ongoing evaluation of the loan portfolios and reflects an amount considered by management to be its best estimate of the amount necessary to absorb known and inherent losses in the portfolios. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the portfolios, delinquency statistics, results of loan review and related classifications, and historic loss rates. In addition, certain individual loans which management has identified as problematic are specifically provided for, based upon an evaluation of the borrower's perceived ability to pay, the estimated adequacy of the underlying collateral and other relevant factors. In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for credit losses. They may require additions to the allowance based upon their judgements about information available to them at the time of examination. Although provisions have been established and segmented by type of loan, based upon management's assessment of their differing inherent loss characteristics, the entire allowance for losses on loans is available to absorb further loan losses in any category. Management uses significant estimates to determine the allowance for credit losses. Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond Patriot's control, management's estimate of the allowance necessary to absorb credit losses and actual credit losses could differ.

RESIDENTIAL MORTGAGE LOANS. The residential mortgage loan portfolio is seasoned because Patriot has been in the mortgage lending business for many years, but has sold substantially all new mortgage originations in the past three years. Patriot's mortgage loans are generally well collateralized and historically Patriot has experienced minimal losses on these loans. Because of Patriot's consistent history in mortgage lending and the long-term nature of this portfolio, Patriot predominately relies upon an internal regression analysis that uses historical data to estimate losses inherent in the portfolio.

CONSUMER LOANS. Consumer loans consist mostly of home equity loans and home equity lines of credit. The consumer loan portfolio also is mature as Patriot has been in the consumer lending business for many years. As with mortgage lending, Patriot predominantly uses an internal regression analysis that uses historical data to estimate losses inherent in the portfolio.

During the third quarter Patriot uncovered an employee defalcation involving its credit card portfolio. One of the components of the defalcation was the manipulation of delinquency reports distributed to Patriot's collection department. As such Patriot charged-off $475,000 in credit card balances during the third quarter of 2003 and is in the process of working out $350,000 in current delinquencies that may lead to additional charge-offs in the fourth quarter. This elevated charge-off level, which management believes to be an aberration, should not have a material effect on the required levels of reserve for the total loan portfolio.

COMMERCIAL LOANS. Patriot entered the commercial lending business in 1996 and has grown the portfolio into a substantial portion of total loans. Patriot uses historical data to prepare regression models to monitor trends of charge-offs and recoveries and establish appropriate allowance levels. Compared to December 31, 2002, the level of non-performing assets in the commercial lending portfolio decreased from $3,893,000 to $2,933,000 at September 30, 2003. Patriot closely monitors local economic and business trends relative to its commercial lending portfolio to estimate the effect those trends may have on losses. Patriot's commercial loan portfolio contains some loans that are substantially larger than the loans within its other portfolios. The loss associated with an individual loan could have a significant impact on the allowance and charge-off levels at Patriot. Therefore, Patriot closely monitors these loans and specifically reserves for individual loans that exhibit weakness.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COMMERCIAL LEASES. Patriot entered the commercial leasing business in 1998 principally through the acquisition of Keystone Financial Leasing (KFL). Patriot's leasing portfolio has approximately a 3-year life. Patriot performs an internal regression analysis on this portfolio using historical data (including KFL data). Patriot also closely monitors regional and national economic business trends relative to its commercial leasing portfolio to estimate the effect those trends may have on losses. During 2002, Patriot experienced an increase in the level of charge-offs in the commercial leasing portfolio. Patriot attributes the increase to a general weakness in the overall economy, relatively low previous year charge-offs and higher delinquency trends in certain sectors of the portfolio. In response to the elevated charge-offs, Patriot enhanced its policies, procedures and resources related to the credit administration of the leasing portfolio. The result of these enhancements has been a steady improvement in delinquencies, and non-performing and charged-off leases in the latter part of 2002 and the first quarter of 2003. Compared to December 31, 2002, the level of non-performing assets in the commercial leasing portfolio decreased from $1,012,000 to $572,000 at September 30, 2003.

Patriot's percentage of loan loss reserves to total loans increased from 1.11% at December 31, 2002, to 1.13% at September 30, 2003, which correlates to Patriot's growth in its higher risk commercial loan portfolio. During the first nine months of 2003, Patriot's overall loan and lease portfolios decreased from $611,295,000 at December 31, 2002, to $593,955,000. The decrease in the loan portfolios was attributed to the run-off of residential mortgage loans, which was offset by growth in Patriot's other loan and lease portfolios. At September 30, 2003, Patriot had $9,639,000 in loans and leases, which were 30 days or more delinquent and represented 1.59% of Patriot's total loan and lease portfolio compared to $9,845,000 or 1.58% at December 31, 2002. Based on the growth in the commercial loan portfolio and offset by credit quality improvement in the leasing portfolio, management determined a provision of $2,900,000 was necessary to adequately address the losses inherent in Patriot's loan and lease portfolios. Patriot believes that the allowance provides for known and inherent credit losses at September 30, 2003.

         NON-INTEREST INCOME. Total non-interest income was $3,095,000 and $8,828,000 for the three-month and nine-month periods ended September 30, 2003 compared to $1,985,000 and $5,449,000 for the same periods in 2002. The increase in non-interest income was derived from three sources:

Non-Interest income from the gains on the sale of loans and leases was $469,000 and $1,918,000 for the three and nine-month periods ended September 30, 2003 compared to $425,000 and $1,221,000 for the same period in 2002. This increase was primarily due to mortgage banking gains associated with higher volumes. Gains recognized on the sale of the guaranteed portion of Small Business Administration loans contributed to this increase as well.

Patriot Advisors, a division of Patriot Bank Corp., provided $552,000 and $1,532,000 in non-interest income during the three and nine-month periods ended September 30, 2003 compared to $53,000 and $265,000 for the same period in 2002. This increase in Patriot Advisors' non-interest income can be attributed to the acquisitions of Bonds & Paulus Associates, Inc. and Pension Benefits, Inc. which occurred during the first quarter of 2003 as well as the acquistion of Tyler Wealth Counselors, which occurred during the third quarter of 2003.

Non-Interest income from service fees on deposits was $898,000 and $2,678,000 for the three and nine-month periods ended September 30, 2003 compared to $709,000 and $1,957,000 for the same period in 2002. The increase in service fees on deposits was a result of the implementation of an overdraft privilege product which was implemented during the third quarter of 2002.

During the nine-month period of 2003, Patriot prepaid $55,000,0000 in FHLB borrowings. During the first and second quarters in 2003, Patriot recorded a $588,000 and $136,000 loss, respectively, representing the prepayment penalties for repaying these advances early. In conjunction with these transactions, Patriot sold $30,859,000 of securities and recognized $556,000 and $376,000 of investment gains during the first and second quarters in 2003, respectively. Overall, the combination of these transactions allowed Patriot to improve its interest rate risk profile.

         NON-INTEREST EXPENSE. Total non-interest expense was $7,289,000 and $20,949,000 for the three and nine-month periods ended September 30, 2003 compared to $5,901,000 and $16,721,000 for the same periods in 2002. Of this increase in non-interest expense, $1,036,000 and $3,041,000 for the three and nine-month periods in 2003, was primarily due to higher compensation costs associated with increases in staffing. Patriot's three acquisitions during the first nine months of 2003 as well as service requirements associated with branch deposit and commercial lending growth caused the increases in staffing. Other non-interest expenses such as occupancy and equipment, advertising, deposit processing and office supplies and postage were also higher during the three and nine-month

                       PATRIOT BANK CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

periods in 2003 as compared to the same periods in 2002, which can be attributed to normal recurring expenses associated with Patriot's three acquisitions during 2003 and the addition of 2 new branches in 2003.

         INCOME TAX PROVISION. The income tax provision was $484,000 and $1,509,000 for the three-month and nine-month periods ended September 30, 2003 compared to $493,000 and $1,684,000 for the same periods in 2002. The effective tax rate was 18.45% and 19.11% for the three-month and nine-month periods ended September 30, 2003 compared to 19.68% and 22.41% for the same periods in 2002. The decrease in the effective tax rate was due to greater tax exempt income from tax-beneficial securities.

FINANCIAL CONDITION

         LOAN AND LEASE PORTFOLIO. Patriot's primary portfolio loan products are commercial loans, small-ticket commercial leases, fixed-rate and adjustable-rate residential mortgage loans and home equity loans and lines of credit. Patriot also offers residential construction loans and other consumer loans. Patriot has sold substantially all new residential mortgage (fixed and adjustable rate) originations since 2000. At September 30, 2003, Patriot's total loan portfolio was $593,955,000, compared to $611,295,000 at December 31, 2002. The decrease in the loan portfolio was primarily the result of Patriot allowing residential mortgages to run-off, offset by an emphasis placed on increasing commercial and consumer lending relationships.

         CASH AND CASH EQUIVALENTS. Cash and cash equivalents at September 30, 2003 were $19,132,000 compared to $16,839,000 at December 31, 2002. The increase in cash balances was primarily due to timing differences.

         SECURITIES. Investment securities consist of US Treasury and government agency securities, and corporate debt and equity securities. Mortgage-backed securities consist of securities generally issued by either the FHLMC, FNMA or the Government National Mortgage Association ("GNMA"). Collateralized Mortgage Obligations ("CMOs") consist of securities issued by the FHLMC, FNMA or private issuers. Total investment and mortgage-backed securities at September 30, 2003 were $334,627,000 compared to $315,868,000 at December 31, 2002. The increase in investment and mortgage-backed securities was primarily due to the purchase of $154,361,000 of available for sale securities offset by investment amortization and maturities. The funding source for these purchases was principally residential mortgage loan prepayments.

         DEPOSITS. Deposits are primarily attracted from within Patriot's market area through the offering of various deposit instruments, including checking accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Patriot also solicits brokered deposits from various sources. Total deposits at September 30, 2003 were $623,988,000 compared to $519,120,000 at December 31, 2002. Of this increase, $99,846,000 was related to an increase in core deposits and $5,022,000 was related to growth in certificates of deposits.

         FHLB ADVANCES AND FEDERAL FUNDS. Patriot utilizes borrowings as a source of funds for its growth strategy and its asset/liability management. Patriot is eligible to obtain advances from the FHLB upon the security of certain loan portfolios, mortgage-backed securities, and investment securities, provided certain standards related to creditworthiness have been met. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. Patriot also uses Federal Funds as a funding source. Federal Funds are transactions that are typically between financial institutions and are short-term unsecured borrowings. Total FHLB advances and federal funds borrowed at September 30, 2003 were $249,455,000 compared to $368,173,000 at December 31, 2002. The decrease in FHLB advances and federal funds was associated with the repayment of short-term FHLB advances. During the nine-month period in 2003, Patriot prepaid $55,000,0000 in FHLB borrowings and restructured $72,000,000 in FHLB borrowings, which allowed Patriot to improve its interest rate risk profile.

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

                       PATRIOT BANK CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         REPURCHASE AGREEMENTS. Patriot uses repurchase agreements as a funding source. Repurchase agreements are generally short-term obligations collateralized by government agency and other securities. Total repurchase agreements at September 30, 2003 were $46,270,000 compared to $14,210,000 at December 31, 2002. The increase in repurchase agreements was primarily due to the addition of $32,896,000 of brokered repurchase agreements offset by a decrease in customer repurchase agreements. The increase in repurchase agreements replaced FHLB advances that were repaid during the first nine months of 2003.

         OTHER LIABILITIES. Other Liabilities at September 30, 2003 were $6,220,000 compared to $4,987,000 at December 31, 2002. The increase in other liabilities was primarily attributable to the accrual of contingent consideration associated with the purchase of Bonds and Paulus Associates, Inc. and Pension Benefits Inc.

         SHAREHOLDERS' EQUITY. Total shareholders' equity was $63,471,000 at September 30, 2003 compared to $65,945,000 at December 31, 2002. The decrease was primarily the result of a decrease in accumulated other comprehensive income, cash dividends paid to shareholders, and the repurchase of shares of Patriot Bank Corp. common stock offset by net income.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

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

Management uses significant estimates to determine the allowance for credit losses. Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond Patriot's control, management's estimate of the amount necessary to absorb credit losses and actual credit losses could differ. Patriot's current judgement is that the allowance for credit losses on loans and leases is appropriate at September 30, 2003.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance would be established against deferred tax assets when in the judgement of management, it is more likely than not that such deferred tax assets will not become available. At September 30, 2003, based on management's evaluation of the likelihood of realization, no valuation allowance has been established. Because the judgement about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond Patriot's control, it is possible that management's judgement about the need for a valuation allowance for deferred taxes could change in the future.

REAL ESTATE OWNED (REO) AND OTHER REPOSSESSED PROPERTY

Real estate owned is defined to include real estate Patriot acquires through foreclosure. REO is recorded on Patriot's books at the lower of Patriot's carrying value in the loan or the fair value of the property as of the date of transfer to REO less estimated disposal costs. Any excess at the date of transfer of the recorded investment in the loan over the fair market value less estimated disposal costs is charged against Patriot's allowance for credit losses on loans and leases.

Other repossessed property consists of mostly leased equipment returned to Patriot at the end of the lease. The off-lease equipment is recorded on Patriot's books at the lower of Patriot's carrying value in the lease or the fair value of the equipment as of the date of transfer to other repossessed property less estimated disposal costs. Any excess at the date of transfer of the recorded investment in the lease over the fair market value less estimated disposal costs is taken as a loss on Patriot's books. Additionally, valuation of REO and other repossessed property is dependent to a great extent on current economic, market and geographic conditions that are beyond Patriot's control. It is possible that management's estimates included in the valuation of REO and other repossessed property could change in the future. Patriot's current judgement is that the valuation of REO and other repossessed property is appropriate at September 30, 2003.

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

During the first nine months of 2003, $130,526,000 of liquidity was provided from the repayment and sale of securities. Additional liquidity of $104,868,000 was provided by deposit growth, $32,060,000 by short-term repurchase agreements and $12,562,000 from the repayment of loans. These funds were used to purchase $154,361,000 of investment securities, repay $117,731,000 of borrowings and fund $11,007,000 and $16,721,000 of commercial and consumer loans, net of prepayments, respectively.

At September 30, 2003, Patriot had outstanding loan commitments of $68,246,000. Patriot anticipates that it will have sufficient funds available to meet its loan commitments. Certificates of deposit that are scheduled to mature in one year or less from September 30, 2003, totaled $140,151,000. Based upon historical experience, Patriot expects that substantially all of the maturing certificates of deposit will be retained at maturity, excluding brokered certificates in the amount of $25,841,000.

CAPITAL RESOURCES. Federal Reserve regulations currently require companies to maintain a minimum leverage capital ratio of not less than 3% of tier 1 capital to total adjusted assets, a tier 1 capital ratio of not less than 4% of risk-adjusted assets, and a minimum risk-based total capital ratio (based upon credit risk) of not less than 8%. The Federal Reserve requires a minimum leverage capital requirement of 3% for institutions rated composite 1 under the CAMELS rating system. For all other institutions, the minimum leverage capital requirement is 3% plus at least an additional 1% to 2% (100 to 200 basis points). A bank is considered "well capitalized" if it maintains a minimum leverage capital ratio of not less than 5% of tier 1 capital to total adjusted assets, a tier 1 capital ratio of not less than 6% of risk adjusted assets, and a minimum risk-based total capital ratio (based upon credit risk) of not less than 10%. At September 30, 2003, Patriot Bank's and Patriot Bank Corp.'s capital ratios exceeded all requirements to be considered well capitalized. The following table sets forth the capital ratios of Patriot Bank Corp., Patriot Bank and the current regulatory requirements at September 30, 2003:

                                                                      To Be                 To Be
                                                  Actual      Adequately Capitalized   Well Capitalized
                                                  ------      ----------------------   ----------------
                                             Amount   Ratio      Amount     Ratio       Amount    Ratio
                                             ------   -----      ------     -----       ------    -----

                                                             As of  September 30, 2003

                                                              (dollars in thousands)
Total  capital (to risk weighted assets)

Patriot Bank Corp.                          $ 77,251  11.74%    $ 52,645      8%       $ 65,806     10%

Patriot Bank                                  76,441  11.63%      52,591      8%         65,739     10%

Tier I capital (to risk-weighted assets)

Patriot Bank Corp.                            70,442  10.70%      26,322      4%         39,483      6%

Patriot Bank                                  69,632  10.59%      26,296      4%         39,444      6%

Tier I capital (to average assets)

Patriot Bank Corp.                            70,442   7.18%      39,362      4%         49,202      5%

Patriot Bank                                  69,632   7.08%      39,360      4%         49,200      5%

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

Through the use of income simulation modeling the company has calculated an estimate of net interest income for the year ending September 30, 2004, based upon the assets, liabilities and off-balance sheet financial instruments in existence at September 30, 2003. Patriot has also estimated changes to that estimated net interest income based upon interest rates rising or falling in monthly increments ("rate ramps"). Rate ramps assume that all interest rates increase or decrease in monthly increments evenly throughout the period modeled, with a floor of 25bp. The following table reflects the estimated percentage change in estimated net interest income for the year ending September 30, 2004 resulting from changes in interest rates.

Rate ramp to interest rates   % change
---------------------------   --------
           +2%                 (2.00%)

           -2%                 (1.49%)

Economic value of equity ("EVE") estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. As part of this evaluation the Company has contracted with an independent consultant to perform an extensive core deposit analysis to appropriately estimate the discounted present value of the retail deposit franchise. Upward and downward rate shocks are used to measure volatility in relation to an unchanged interest rate environment. This method of measurement primarily evaluates the longer term repricing risks and options in the Company's balance sheet. The Company has established policy limits for upward and downward rate shocks of 20% of economic value of equity at risk for every 100 basis points of interest rate shock. Additionally the Company has a policy limit that the ratio of EVE adjusted equity to EVE adjusted assets will be maintained above a 5% ratio. The following table reflects the estimated economic value of equity at risk and the ratio of EVE adjusted equity to EVE adjusted assets at September 30, 2003, resulting from shocks to interest rates.

             Percent change   EVE Equity/
Rate shock     from base      EVE Assets
----------     ---------      ----------
  +2%             1.14%         13.71%

  +1%             1.62%         13.47%

 Base                           12.95%

  -1%           -10.55%         11.40%

  -2%           -30.30%          8.75%

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or re-price within that time period. The interest rate sensitivity gap is defined as the difference

                       PATRIOT BANK CORP. AND SUBSIDIARIES
between the amount of interest-earning assets maturing or re-pricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period, as well as the impact of off balance sheet instruments maturing or repricing within that time period .

The following table summarizes the amount of interest-earning assets, interest-bearing liabilities, and off-balance sheet instruments outstanding at September 30, 2003, which are anticipated, based upon certain assumptions, to re-price or mature in each of the future time periods shown. Loan amounts reflect principal balances expected to be repaid and/or re-priced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans and as a result of contractual rate adjustments on adjustable-rate loans. Estimated prepayment rates were applied to mortgage loans and mortgage-backed securities based upon industry expectations. Core deposit decay rates have been estimated based upon a historical analysis of core deposit trends. With the exceptions noted above, the amount of assets and liabilities shown which re-price or mature during a particular period were determined in accordance with the earlier of term to re-pricing or the contractual maturity of the asset or liability. The table sets forth the gap and cumulative gap as a percentage of total assets at September 30, 2003:

                                       0-90     91-180    181-365
                                       Days      Days       Days
                                      ------    ------    -------
GAP to Total Assets                   -1.11%     2.62%     5.33%

Cumulative GAP to Total Assets        -1.11%     1.51%     6.83%

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

                       PATRIOT BANK CORP. AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES.

  (a) Evaluation of Disclosure Controls and Procedures. Patriot's principal executive officer and principal financial officer have concluded that Patriot's disclosure controls and procedures (as defined in Rule 13a-14 under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of September 30, 2003, are effective.

  (b) Changes in Internal Controls. During the third quarter of 2003, Patriot's internal control process uncovered what is believed to be a defalcation perpetrated by a mid-level supervisory employee within Patriot's credit card operation. The defalcation includes an alleged theft and the alleged falsification and destruction of accounting records as well as the concealment of credit card delinquencies and bankruptcies. The total amount of the alleged theft is approximately $982,000. The company maintains an insurance policy which management believes covers the majority of the alleged theft, and as a result, Patriot has recorded an after-tax charge of $367,000 related to the deductible on that insurance policy and losses and operating expenses associated with the falsification and destruction of accounting records. The alleged defalcation included the concealment of approximately $475,000 of unsecured customer bankruptcies, which, since they were not material to any prior period, were charged off during the third quarter through Patriot's loan loss reserve. The alleged defalcation also included the concealment of approximately $350,000 of delinquent credit card receivables, which are now being subjected to normal collection procedures. Additional charge-offs may result from these delinquent accounts.

         Subsequent to the discovery of the alleged defalcation, Management has implemented staffing changes designed to improve the training of the individuals involved in the daily operations. Procedural changes were also implemented to enhance the segregation of duties, which strengthen the review, authorization and reconciliation process so that the probability of employee defalcations occurring in the future is reduced. The Chief Executive Officer and Chief Financial Officer believes that the corrective actions taken should be adequate to remedy the aforementioned control inadequacies.

         Except as discussed above, there have been no significant changes in Patriot's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

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

                  -     Exhibit 31.1  Section 302 CEO Certification

                  -     Exhibit 31.2  Section 302 CFO Certification

                  -     Exhibit 32.1  Section 906 CEO Certification

                  -     Exhibit 32.2  Section 906 CFO Certification

                  (b) Reports filed on Form 8K

                  -- On July 22, 2003, the registrant filed a Form 8-K announcing earnings for the second quarter of 2003.

                  -- On July 25, 2003, the registrant filed a Form 8-K reporting the declaration of a cash dividend of 13 cents per share.

                  -- On September 5, 2003, the registrant filed a Form 8-K reporting the acquisition of Tyler Wealth Counselors, Inc.

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

                                                    PATRIOT BANK CORP.
                                           -------------------------------------
                                                     (Registrant)

Date November 12, 2003                     /s/ Richard A. Elko
                                           -------------------------------------
                                                      Richard A. Elko
                                           President and Chief Executive Officer

Date November 12, 2003                     /s/ James G. Blume
                                           -------------------------------------
                                                       James G. Blume
                                                  Senior Vice President and
                                                   Chief Financial Officer