Form 10-K
period 2003-12-31
PATRIOT BANK CORP
filed 2004-03-15
CIK 1000235

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

     The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $194,700,269 and is based upon the last sales price of $29.35 per share as quoted on The Nasdaq Stock Market for March 8, 2004.

     As of March 8, 2004, the Registrant had 6,633,740 shares outstanding (excluding treasury shares).

================================================================================

                                      INDEX

                                                                                       PAGE
                                                                                       ----
PART I

Item 1.    Business ................................................................      1

Item 2.    Properties ..............................................................      8

Item 3.    Legal Proceedings........................................................      8

Item 4.    Submission of Matters to a Vote of Security Holders......................      9

Item 4A.   Executive Officers of the Registrant ....................................      9

PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters....      9

Item 6.    Selected Financial Data .................................................     11

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations ...................................................     14

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ..............     37

Item 8.    Financial Statements and Supplementary Data .............................     38

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure ....................................................     77

Item 9A.   Controls and Procedures .................................................     77

PART III

Item 10.   Directors and Executive Officers of the Registrant ......................     78

Item 11.   Executive Compensation ..................................................     81

Item 12.   Security Ownership of Certain Beneficial Owners and Management...........     86

Item 13.   Certain Relationships and Related Transactions ..........................     87

Item 14.   Independent Accountant Fees and Services ................................     87

PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ........     89

SIGNATURES .........................................................................     91

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Patriot Bank Corp. ("Patriot") is a Pennsylvania corporation and a financial holding company for Patriot Bank (the "Bank"), Patriot Investment Company ("PIC") and Patriot Advisors, Inc. Patriot is subject to regulation by the Board of Governors of the Federal Reserve System (the "FRB"). Originally organized as a Delaware corporation, Patriot became a Pennsylvania corporation as a result of its consolidation with First Lehigh Corporation on January 22, 1999. Patriot's executive offices are located at the corporate offices of the Bank at High and Hanover Streets, Pottstown, Pennsylvania 19464.

     The Bank was founded in 1905. In 1991, the Bank's predecessor converted from a federally-chartered mutual savings bank to a Pennsylvania-chartered mutual savings bank and changed its name to Patriot Savings Bank. In August 1995, the Bank converted from a Pennsylvania-chartered mutual savings bank to a federally-chartered mutual savings bank. On December 1, 1995, Patriot acquired the Bank as part of the Bank's conversion from a mutual to stock form of ownership (the "Conversion"). In connection with the Conversion, the Bank changed its name to Patriot Bank. On May 23, 1997, the Bank converted to a Pennsylvania-chartered commercial bank. In 2003 the bank became a member of the Federal Reserve. The Bank conducts business through its network of 17 community banking offices located in Berks, Chester, Lehigh, Montgomery and Northampton counties, Pennsylvania. The majority of the Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") and administered by the Federal Deposit Insurance Corp. ("FDIC"). As a result of its acquisition of First Lehigh Bank, the acquired deposits are insured by the Bank Insurance Fund ("BIF") administered by the FDIC. At December 31, 2003, the Bank had total assets of $1.039 billion, deposits of $616 million and shareholders' equity of $81 million.

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

     The Bank's revenues are derived principally from interest and fees on loans and leases, interest on investment and mortgage-backed securities and other fees and service charges. Additional revenues are derived from the sale of certain leases, mortgage and commercial small business administration loans and investments as well as the sale of non-deposit investment products to consumers. The Bank's primary sources of funds are deposits, FHLB advances, repurchase agreements, interest on loans and investment and mortgage-backed securities and principal repayments on loans and leases, and investment and mortgage-backed securities.

     PIC is a Delaware investment corporation that was incorporated by Patriot on September 10, 1996. Its primary business consists of maintaining an investment portfolio. At December 31, 2003, PIC had total assets of $1.032 million and shareholder's equity of $1.032 million.

     In January 2003, Patriot acquired Bonds and Paulus Inc. a registered investment advisor and Pension Benefits Inc. a third party administrator and registered investment advisor. In September 2003, Patriot acquired Tyler Wealth Counselors, a registered investment advisory firm providing investment and financial planning services to individuals and families. These three companies were merged into Patriot Advisors, a wealth management subsidiary of the company. At December 31, 2003, Patriot Advisors had approximately $445 million assets under management.

In December 2003, Patriot and Susquehanna Bancshares, Inc. ("Susquehanna") announced the signing of a definitive merger agreement pursuant to which Susquehanna will acquire Patriot in a stock and cash transaction valued at $212 million, based on Susquehanna's market price as of the date of the agreement.

     The transaction, unanimously approved by the boards of directors of both companies, will enhance Susquehanna's presence in Pennsylvania, particularly in the high-growth counties of Berks, Chester, Lehigh, Montgomery and Northampton. Upon completion of the transaction, Susquehanna will become the fifth largest banking company headquartered in Pennsylvania with total assets of over $7 billion.

     Under the terms of the merger agreement, shareholders of Patriot will be entitled to elect to receive in exchange for shares of Patriot common stock either $30.00 in cash, 1.143 common shares of Susquehanna or a combination thereof. Patriot shareholder elections are subject to allocation procedures. The application of these procedures will result in the exchange of 20 percent of the Patriot shares and options for cash, and the remaining Patriot shares and options will be exchanged for Susquehanna common stock or converted to Susquehanna options, as appropriate. Based upon the stated value of $30.00 per share, the transaction price represents 298 percent of Patriot's book value and
21.4 times Patriot's 2004 earnings per share estimate as reported by First Call. It is anticipated that the transaction will be completed during the second quarter of 2004, pending regulatory approvals and the approval of shareholders of Patriot and Susquehanna.

MARKET AREA AND COMPETITION

     Patriot is headquartered approximately 45 miles northwest of Philadelphia, Pennsylvania and its market consists primarily of Berks, Chester, Lehigh, Montgomery and Northampton counties in Pennsylvania. The segment of the markets served by Patriot are primarily service and trade oriented and demographically are comprised of middle income and upper income households.

     Patriot faces significant competition both in originating loans and in attracting deposits and managed assets. Patriot's competitors are other financial service providers operating within its primary market area, some of which are larger and have greater financial resources than Patriot. Patriot's competition for loans and deposits comes principally from commercial banks, savings and loan associations, savings banks, credit unions, and mortgage banking companies (some of which are subsidiaries of major financial institutions). In addition, Patriot faces increasing competition for managed assets from non-bank institutions such as brokerage firms and insurance firms with investment and other products such as money market funds, mutual funds and annuities. Management considers Patriot's community-oriented reputation, superior customer service and personal relationships, convenience and product offerings as a competitive advantage in attracting and retaining customers.

SUBSIDIARY ACTIVITIES

     Patriot has three wholly-owned subsidiaries: The Bank, PIC and Patriot Advisors. The Bank has three wholly-owned subsidiaries: Patriot Commercial Leasing Co., Inc. ("PCLC"), Patriot Investment and Insurance Company ("PIIC") and Marathon Management Company, Inc. ("Marathon"). PCLC is a small-ticket commercial leasing company. At December 31, 2003, PCLC had total assets of $82,811,000 and generated total revenues of $8,859,000 for the year ended December 31, 2003. PIIC markets certain non-deposit investment products. At December 31, 2003, PIIC had total assets of $981,000 and generated fee income of $267,000 for the year ended December 31, 2003. Marathon provides title insurance services through a joint venture partnership. At December 31, 2003, Marathon had total assets of $348,000 and generated fee income of $53,000 for the year ended December 31, 2003.

PERSONNEL

     As of December 31, 2003, Patriot had 283 employees (including 24 part-time employees). Management believes that the Bank has good relations with its employees and there are no pending or threatened labor disputes with its employees.

REGULATION AND SUPERVISION

     GENERAL. Patriot, as a registered financial holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of, the FRB under the Bank Holding Company Act, as amended (the "BHCA"). In addition, the activities of Pennsylvania-chartered commercial banks, such as the Bank, are governed by the Pennsylvania Banking Code and the Federal Deposit Insurance Act ("FDI Act").

     During 2003 the Bank was approved and became a member of the FRB. Becoming a member of the FRB changed the Bank's primary federal regulator from the FDIC to the FRB.

     The Bank is subject to extensive regulation and supervision by the Federal Reserve System (the "FRB"), and the Pennsylvania Department of Banking ("PDB"). The Bank is a member of the Federal Home Loan Bank ("FHLB")

System. Certain of the Bank's deposits are insured by the BIF while most of its deposit accounts are insured by the SAIF. The Bank must file reports with the PDB and the FRB concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other banking institutions. The PDB and the FRB conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the FRB, the FDIC or the Congress, could have a material adverse impact on Patriot, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to Patriot are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to banking institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and Patriot.

     HOLDING COMPANY REGULATION. Patriot is a financial holding company registered under the BHCA. As a financial services holding company, Patriot's activities and those of the Bank are limited to the business of banking and activities closely related or incidental to banking.

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

     -    Disclosure of off-balance sheet transactions

     - Prohibitions on personal loans to directors and officers, except in the case of financial institutions to the extent any loans comply with federal banking regulations

     - Expedited filing requirements for Forms 4s. Statement of Changes in Beneficial Ownership

     - Disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code

     -    "Real time" filing of periodic reports

     -    The formation of a public accounting oversight board

     -    Auditor independence

     -    Various increased criminal penalties for violations of securities laws

     CAPITAL REQUIREMENTS. The FRB has adopted risk-based capital guidelines for financial holding companies, such as Patriot. The required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8.0%. At least half of the total capital is required to be "Tier 1 capital," consisting principally of common shareholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain intangible assets. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the allowance for credit losses.

     In addition to the risk-based capital guidelines, the FRB established minimum leverage ratio (Tier 1 capital to average total assets) guidelines for financial holding companies. These guidelines provide for a minimum leverage ratio of 3% for those financial holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other financial holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. Patriot is in compliance with these guidelines. The Bank is subject to similar capital requirements adopted by the FDIC. The Bank is in compliance with these guidelines as well. The risk-based capital standards are required to take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities.

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

     At December 31, 2003, both Patriot and the Bank were "well capitalized."

     INSURANCE OF DEPOSIT ACCOUNTS. Although most of the deposits of the Bank are presently insured by the SAIF, certain of its deposits are insured by the BIF. Both the BIF and the SAIF are statutorily required to maintain a ratio of reserves to insured deposits of 1.25%. Both the BIF and the SAIF currently exceed the 1.25% ratio. Currently, the Bank does not pay any deposit insurance premiums; however, this could change. In 2002, the FDIC disclosed that it anticipated the BIF fund would decline below a 1.25% ratio triggering an increase in deposit insurance premiums or a one time assessment. As of December 31, 2003, the fund had not declined below the 1.25% ratio. If the 1.25% ratio is not met, the FDIC must assess deposit insurance premiums and also may impose premiums on under-capitalized or unsafe institutions.

     All institutions are assessed for payment of the FICO bonds, which were issued to finance regulatory resolution of insolvency that occurred in the late 1980s and early 1990s. Full pro rata sharing of the FICO payments between BIF and SAIF members began on January 1, 2000. The FDIC resets the FICO assessment rate each calendar quarter. The current annual rate is $0.154 per each $1,000 of deposits.

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

     LOANS TO ONE BORROWER. Applicable regulations limit the dollar amount of loans that the Bank may have outstanding to any one borrower, or group of affiliated borrowers, to 15% of the capital and surplus of the Bank. As of December 31, 2003, this limitation was equal to $12.2 million. There are exceptions from the limitation for certain secured loans, depending upon the amount and type of collateral.

     LIMITATION ON CAPITAL DISTRIBUTIONS. Dividend payments by the Bank to Patriot are subject to the Pennsylvania Banking Code of 1965 and the Federal Reserve Act ("FRA"). Under the Pennsylvania Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FRA Act, dividends may be paid only from the current year's earnings and the retained net income of the prior two calendar years. Under current banking laws, the Bank would be limited to approximately $30.2 million of dividends in 2003 plus an additional amount equal to the Bank's net profit, up to the date of any such dividend declaration.

     State and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. Adherence to such standards further limits the ability of the Bank to pay dividends to Patriot.

     INTERSTATE BANKING. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Law") amended various federal banking laws to provide for nationwide interstate banking, interstate bank mergers and interstate branching. The interstate banking law allows for the acquisition by a bank holding company of a bank located in another state.

     TRANSACTIONS WITH RELATED PARTIES. The Bank's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including Patriot and its non-banking subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the Bank. The aggregate amount of covered transactions with all affiliates is limited to 20% of the Bank's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, banks are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no bank may purchase the securities of any affiliate other than a subsidiary.

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

     FEDERAL RESERVE SYSTEM. FRB regulations require depositary institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). During 2003, FRB regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $36.1 million or less (subject to adjustment by the FRB) the reserve requirement is 3%; and for accounts aggregating greater than $36.1 million, the reserve requirement is $900,000 plus 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $36.1 million. The first $6.0 million of otherwise reservable balances (subject to adjustments by the FRB) were exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the FDIC.

FEDERAL AND STATE TAXATION

Federal Taxation

     GENERAL. Patriot and its subsidiaries report their income on a consolidated basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts. As a large commercial bank, the Bank is permitted to recognize bad debt expense based on actual charge-offs. For its 2003 taxable year, Patriot is subject to a maximum federal income tax rate of 34%.

     DISTRIBUTIONS. Under the Small Business Job Protection Act of 1996, if the Bank makes "non-dividend distributions" to Patriot, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be included in the Bank's income.

     The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to Patriot, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be included in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

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

     DIVIDENDS RECEIVED DEDUCTION AND OTHER MATTERS. Patriot may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations, except that if Patriot owns more than 20% of the stock of a corporation distributing a dividend, 80% of any dividends received may be deducted.

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

     Patriot, Patriot Advisors, PCLC, PIIC, and Marathon are subject to Pennsylvania Corporate Net Income Tax ("CNIT") and to the Pennsylvania Capital Stock and Foreign Franchise Tax. Corporations doing business in Pennsylvania and not subject to Bank Shares Tax are subject to CNIT. The CNIT is an annual excise tax and is measured by a corporation's taxable income as determined under the Pennsylvania Tax Code. When a domestic or foreign corporation's entire business is not transacted wholly within Pennsylvania, such taxable income must be allocated and apportioned to determine that portion subject to the CNIT. The CNIT rate is 9.99%.

ITEM 2. PROPERTIES

     Patriot has 20 properties consisting of 17 community banking offices and 3 sales and operational offices.

BANKING OFFICES

BERKS COUNTY
Boyertown                       E. Philadelphia Ave & Chestnut Street   Leased
Exeter                          4915 Perkiomen Ave                      Owned
Fleetwood                       46 West Main Street                     Leased
Muhlenberg                      4930 5th Street Highway                 Owned
Spring Township                 155 Shillington Road                    Leased
Wyomissing                      2228 State Hill Road                    Leased

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

MONTGOMERY COUNTY
Limerick                        536 Lewis Road                          Leased
Pottstown                       High and Hanover Streets                Leased

NORTHHAMPTON COUNTY
Bethlehem                       3650 Nazareth Pike                      Leased
Bethlehem                       1345 Airport Road                       Leased
Cherryville                     765 Blue Mountain Drive                 Owned
Walnutport                      500 Main Street                         Leased

SALES AND OPERATIONAL OFFICES
CHESTER COUNTY
Patriot Advisors                717 Constitution Drive                  Leased
                                Exton, PA 19341

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information, including principal occupation during the past five years, relating to the principal executive officers of Patriot, as of March 8, 2004, is set forth below:

     Richard A. Elko -- Age 42. Mr. Elko was elected President and Chief Executive Officer of Patriot and the Bank in November 2000. Prior to that Mr. Elko served as Executive Vice President since 1999 and Chief Financial Officer of Patriot and the Bank from January 1996 to December 1999.

     Joni S. Naugle -- Age 45. Ms. Naugle was elected as Executive Vice President and Chief Operating Officer of Patriot and the Bank in February 2001. Prior to that, Ms. Naugle served as Chief Operating Officer of Patriot and the Bank since December 1998. Prior to that, Ms. Naugle was a Senior Vice President for Marketing and Retail Sales at another financial institution from 1979 to April 1998 and a consultant from April 1998 to December 1998.

     Kevin R. Pyle -- Age 37. Mr. Pyle was elected as Executive Vice President and Chief Lending Officer of Patriot and the Bank in February 2001. Prior to that, Mr. Pyle served as Chief Credit Officer of the Bank since March 1996.

     James G. Blume -- Age 38. Mr. Blume was elected as Senior Vice President and Chief Financial Officer of Patriot and the Bank in February 2001. Prior to that, Mr. Blume served as Chief Financial Officer of Patriot since December 1999. Prior to that, Mr. Blume served as Controller of Patriot and Patriot Bank since March 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Patriot's common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market System under the symbol "PBIX". At March 8, 2004, the total number of holders of record of Patriot's common stock was 807.

     The following table sets forth the high and low bid and asked information of Patriot's common stock to the extent available as reported by NASDAQ.

                           2003
      ---------------------------------------------
               BID                    ASKED
      ---------------------   ---------------------
QTR     HIGH         LOW         HIGH        LOW
---   ---------   ---------   ---------   ---------
1st   $ 15.6727   $ 13.3000   $ 15.6818   $ 13.4000
2nd     18.5100     15.7800     18.8700     15.9000
3rd     22.2700     16.9800     22.3000     17.1200
4th     29.1100     19.7200     29.2100     19.7500

                           2003
      ---------------------------------------------
               BID                    ASKED
      ---------------------   ---------------------
QTR     HIGH         LOW         HIGH        LOW
---   ---------   ---------   ---------   ---------
1st   $ 13.7700   $ 10.4500   $ 13.7800   $ 10.5500
2nd     14.8500     13.3000     15.0000     13.4000
3rd     14.1800     12.9200     14.2400     13.0000
4th     15.3600     13.4600     15.4700     13.6500

     The bid quotations reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions. The bid information as stated is, to the knowledge of management of Patriot, the best approximate value at the time indicated.

DIVIDEND INFORMATION. Dividends on Patriot's common stock are generally payable in February, May, August and November. Set forth below are the cash dividends paid by Patriot during 2003 and 2002. Such dividends have been adjusted to reflect all stock dividends paid during such years.

                                                  2003      2002
                                                -------   -------
First Quarter................................   $ .1091   $ .0886
Second Quarter...............................   $ .1200   $ .0909
Third Quarter................................   $ .1300   $ .0930
Fourth Quarter...............................   $ .1350   $ .1000

     For certain limitations on the ability of the Bank to pay dividends to Patriot, see Part I, Item I "Business -- Regulation and Supervision -- Limitation on Capital Distributions" and Note 18 at Item 8 "Financial Statements and Supplementary Data" herein.

EQUITY COMPENSATION PLANS

                                                                          AT DECEMBER 31, 2003
                                                 ---------------------------------------------------------------------
                                                  NUMBER OF SECURITIES                            NUMBER OF SECURITIES
                                                    TO BE ISSUED UPON        WEIGHTED-AVERAGE     REMAINING AVAILABLE
                                                 EXERCISE OF OUTSTANDING    EXERCISE PRICE OF     FOR FUTURE ISSUANCE
                                                    OPTIONS, WARRANTS      OUTSTANDING OPTIONS,       UNDER EQUITY
                 PLAN CATEGORY                          AND RIGHTS         WARRANTS AND RIGHTS     COMPENSATION PLANS
----------------------------------------------   -----------------------   --------------------   --------------------
EQUITY COMPENSATION PLANS
   APPROVED BY SECURITY HOLDERS
1996 Stock Compensation Plan:
   Stock-based options........................          248,809                  $ 7.35                     --
   Stock-based incentives.....................          283,800                     N/A                 14,000
2002 Stock Option Plan........................          248,522                   13.07                 64,515
EQUITY COMPENSATION PLANS NOT
   APPROVED BY SECURITY HOLDERS...............              N/A                     N/A                    N/A
                                                 -----------------------   --------------------   --------------------
     Total....................................          781,131                     N/A                 78,515

ITEM 6. SELECTED FINANCIAL DATA

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

     The selected consolidated financial and other data and management's discussion and analysis set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto, contained elsewhere herein.

                                                                        AT DECEMBER 31,
                                               ----------------------------------------------------------------
                                                  2003         2002         2001          2000          1999
                                               ----------   ---------   -----------   -----------   -----------
                                                                          (IN THOUSANDS)
 SELECTED FINANCIAL CONDITION DATA:
 Total assets ..............................   $1,043,648   $ 995,143   $ 1,010,070   $ 1,124,905   $ 1,129,443
 Investment and mortgage-backed
   securities available for sale ...........      347,140     315,868       247,612        84,889        87,334
 Investment and mortgage-backed
   securities held to maturity .............           --          --        43,637       302,489       348,047
 Loans held for sale .......................        4,363       4,314         6,652         8,564         4,972
 Loans and leases receivable ...............      625,499     618,217       649,139       656,479       628,060
 Allowance for credit losses ...............       (6,904)     (6,922)       (6,199)       (5,839)       (6,082)
 Deposits ..................................      613,555     519,120       533,863       649,958       502,002
 Repurchase agreements .....................       44,407      14,210            --            --            --
 Borrowings ................................      310,155     388,673       405,179       416,837       568,795
 Shareholders' equity ......................       65,743      65,945        61,706        51,800        49,768

                                                                   Year ended December 31,
                                               ----------------------------------------------------------------
                                                  2003         2002         2001          2000          1999
                                               ----------   ---------   -----------   -----------   -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
 SELECTED OPERATING DATA:
 Interest income ...........................   $   59,238   $  66,114   $    75,850   $    84,143   $    75,544
 Interest expense ..........................       27,837      36,858        52,209        61,471        51,510
                                               ----------   ---------   -----------   -----------   -----------
 Net interest income before
   provision for credit losses .............       31,401      29,256        23,641        22,672        24,034
 Provision for credit losses ...............        3,930       4,075         2,000         1,125         1,200
                                               ----------   ---------   -----------   -----------   -----------
 Net interest income after provision
   for credit losses .......................       27,471      25,181        21,641        21,547        22,834
 Non-interest income .......................       11,629       7,241         7,892         7,124         5,945
 Non-interest expense ......................       28,423      22,664        20,768        26,844        26,402
                                               ----------   ---------   -----------   -----------   -----------
 Income before taxes and cumulative
   effect of change in accounting principle        10,677       9,758         8,765         1,827         2,377
 Income taxes expense (benefit) ............        2,042       2,060         2,462          (182)          177
                                               ----------   ---------   -----------   -----------   -----------
 Income before cumulative effect of
   change in accounting principle ..........   $    8,635   $   7,698   $    6,303    $     2,009       $ 2,200
 Cumulative effect of change in
   accounting principle, net of ($105)
   in income tax ...........................           --          --          (204)           --            --
                                               ==========   =========   ===========   ===========   ===========
 Net income  ...............................   $    8,635   $   7,698   $     6,099   $     2,009   $     2,200
                                               ==========   =========   ===========   ===========   ===========
 Diluted earnings per share ................   $     1.28   $    1.14   $      0.92   $      0.31   $      0.34
                                               ==========   =========   ===========   ===========   ===========
 Net income before non-recurring
   charges (2)(8) ..........................                                          $     5.233   $     5.549
                                                                                      ===========   ===========
 Diluted earnings per share before
   non-recurring charges (2) ...............                                          $      0.81   $      0.85
                                                                                      ===========   ===========
 Cash earnings per share before
   non-recurring charges (2)(7)(8) .........   $     1.44   $    1.28   $      1.18   $      1.06   $      1.09
                                               ==========   =========   ===========   ===========   ===========

                                                                        AT DECEMBER 31,
                                               ----------------------------------------------------------------
                                                  2003         2002         2001          2000          1999
                                               ----------   ---------   -----------   -----------   -----------
PERFORMANCE RATIOS (1):
Return on average equity....................        13.12%      12.05%     10.52%            3.94%         4.00%
Return on average equity before
   non-recurring charge (2).................           --          --         --            10.30         10.10
Cash return on average equity (7)...........        19.17       16.49      16.91            18.66         12.95
Return on average assets....................           86        0.77       0.58             0.17          0.20
Return on average assets before
   non-recurring charge (2).................           --          --         --             0.45          0.51
Average interest rate spread (3)............         3.43        3.15       2.36             2.13          2.32
Net interest margin (4).....................         3.66        3.35       2.50             2.25          2.44
Average interest-earning assets to
   average interest bearing liabilities.....       100.81      101.14     100.47            99.09        100.39
Efficiency ratio before
   non-recurring charge (2).................         2.84        2.28       1.96             2.32          2.41
Dividend pay-out ratio......................        38.60       32.14      36.27           105.70         86.02

REGULATORY CAPITAL RATIOS (5):
Tier 1 capital to average assets............         7.29%       7.33%      6.45%            5.48%         5.45%
Tier 1 capital to risk-adjusted assets......        10.67       11.23      10.49             9.45          9.39
Total risk adjusted capital to
   risk-adjusted assets.....................        11.77       12.61      11.54            10.41         10.46

ASSET QUALITY RATIOS (6):
Non-performing assets as a
   percent of total assets..................         0.40%       0.67%      0.53%            0.35%         0.15%
Non-performing loans as a
   percent of loans receivable..............         0.59        1.01       0.76             0.59          0.24
Allowance for credit losses as a
   percent of loans receivable..............         1.10        1.11       0.95             0.88          0.96
Allowance for credit losses as a
   percent of non-performing assets.........       166.54      103.74     116.20           147.82        354.04

---------------
(1)  All ratios are based on average balances during the indicated periods.

(2) In 2000, non-recurring after-tax charges of $3,224,000 were recorded including $1,453,000 in connection with restructuring of operations, $986,000 of expenses incurred by the restructured operations and $785,000 in connection with the resignation of Patriot's former President and CEO. In 1999, a non-recurring after-tax charge of $3,349,000 was recorded in connection with an internet initiative. There weren't any non-recurring changes in 2001, 2002 and 2003.

(3) The average interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities and equity.

(4) The net interest margin represents tax-equivalent net interest income as a percent of average interest-earning assets. The amount of tax beneficial income for 2003, 2002, 2001, 2000, and 1999 was $2,886,000, $2,088,000,
     $1,365,000, $1,401,000 and $1,335,000, respectively.

(5) For definitions and further information relating to regulatory capital requirements, see footnote 18 of the consolidated financial statements.

(6)  Non-performing assets consist of non-performing loans, real estate owned
     (REO) and other repossessed property. Non-performing loans consist of non-accrual loans, while REO consists of real estate acquired through foreclosure and real estate acquired by acceptance of a deed in lieu of foreclosure. Other repossessed properly consists of commercial equipment acquired at the termination of loans and leases.

(7) Cash earnings per share is calculated by the elimination of non-cash expenses such as goodwill amortization, core deposit intangible amortization, ESOP and MRP expense, as shown below.

Reconciliation of cash earnings.

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------------
                                                  2003         2002         2001          2000          1999
                                               ----------   ---------   -----------   -----------   -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income before non-recurring charges....    $    8,635   $   7,698   $     6,099   $     5,233   $     5,549
Goodwill amortization.......................           --          --           730         1,036           656
Intangible amortization.....................          533         486           486           422           336
ESOP expense................................          524         353           238           216           262
MRP expense.................................           44          40           173           377           359
                                               ----------   ---------   -----------   -----------   -----------
Cash earnings                                  $    9,736   $   8,577   $     7,726   $     7,284   $     7,162
                                               ==========   =========   ===========   ===========   ===========
Cash earnings per share before
   non-recurring charges                       $     1.44   $    1.28   $      1.18   $      1.06   $      1.09
                                               ==========   =========   ===========   ===========   ===========


(8) Reconciliation of net income before non-recurring charges to net income.

                                                                            FOR THE YEAR ENDED
                                                                                DECEMBER 31,
                                                                        -------------------------
                                                                            2000          1999
                                                                        -----------   -----------
                                                                              (IN THOUSANDS)
Net income before non-recurring charges..............................   $     5,233   $     5,549
Non-recurring charge.................................................         4,885         5,074
Income tax benefit associated with non-recurring charge..............        (1,661)       (1,725)
                                                                        -----------   -----------
Net income...........................................................   $     2,009   $     2,200
                                                                        ===========   ===========

     Patriot's earnings disclose non-recurring charges for 1999 and 2000. These special charges are added back to net income so that Patriot's normal earnings for 1999 through 2003 are comparative.

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

     Patriot's financial results include the following significant events:

     CAPITAL TRANSACTIONS. Patriot became a publicly owned company on December 1, 1995, when it issued 3,769,125 shares of common stock and raised net proceeds of $36,652,000. On November 21, 1996 and September 22, 1997, Patriot paid special 20% stock dividends. On May 14, 1998, Patriot distributed a 25% stock split. On April 25, 2003, Patriot paid a special 10% stock dividend. For comparative purposes, per share amounts, as presented herein, have been adjusted to reflect the stock split/dividends. Patriot repurchased shares as adjusted for stock split/dividends of its common stock in the following years:

           SHARES       COST OF
 YEAR   REPURCHASED   REPURCHASE
 ----   -----------    ----------
 1996       372,000   $ 2,517,000
 1997     1,371,000    13,554,000
 1998       592,000     6,892,000
 1999       415,000     4,808,000
 2000            --            --
 2001            --            --
 2002       323,000     4,189,000
 2003       349,000     7,070,000

     BANK ACQUISITION. On January 22, 1999, Patriot completed the acquisition of First Lehigh Corporation ("First Lehigh"), a commercial banking company with $104,478,000 in total assets and $93,905,000 in total deposits. Patriot issued 1,640,000 shares of common stock for all the outstanding common and preferred stock of First Lehigh. The transaction had a total value of $21,047,000. The acquisition was accounted for as a purchase, and accordingly, the results of operations of First Lehigh are included in Patriot's consolidated statement of income from the date of acquisition. At December 31, 2003, goodwill and core deposit intangibles arising from the transaction totaled $6,909,000 and $2,413,000, respectively. During 2001, the Financial Accounting Standards Board
(FASB) issued Statement No. 142. In accordance with Statement No. 142, Patriot continues to amortize the core deposit intangible, while goodwill is no longer amortized but is subject to periodic impairment testing.

     WEALTH MANAGEMENT ACQUISITIONS. On January 3, 2003, Patriot completed the acquisition of Bonds & Paulus Associates, Inc. (Bonds & Paulus), a wealth management firm headquartered in Chester County, Pennsylvania. Founded in 1993, Bonds & Paulus is a registered investment advisory firm, providing investment advisory and financial planning services to high net-worth individuals and families. Bonds & Paulus was merged into Patriot Advisors, a subsidiary of Patriot Bank Corp. that provides a full range of wealth and investment management services. The acquisition was accounted for as a purchase. Bonds & Paulus was purchased for $458,000 plus contingent consideration to be paid in shares of Patriot Bank Corp. common stock based upon future revenues of Bonds & Paulus. Of the $458,000, $115,000 was paid in cash and 22,810 shares of Patriot Bank Corp. common stock having a value of $343,000 were issued at closing. Based upon current revenue, the total purchase price will approximate $1,300,000. Goodwill arising from the transaction totaled $1,209,000. An additional $366,000 of intangible assets acquired were assigned to customer lists subject to amortization and having a 15-year weighted-average useful life.

     On September 5, 2003, Patriot completed the acquisition of Tyler Wealth Counselors, a wealth management firm headquartered in Chester County, Pennsylvania. Tyler Wealth Counselors is a registered investment advisory firm, providing investment advisory and financial planning services to individuals and families. Tyler Wealth Counselors was merged into Patriot Advisors, a subsidiary of Patriot Bank Corp. that provides a full range of wealth and investment management services. The acquisition was accounted for as a purchase. Tyler Wealth Counselors was purchased for $650,000 in cash. $695,000 of intangible assets acquired were assigned to customer lists subject to amortization and having a 5-year weighted-average useful life.

     PENSION BENEFITS SERVICE PROVIDER ACQUISITION. On January 17, 2003, Patriot completed the acquisition of Pension Benefits, Inc., a pension benefits service provider headquartered in West Chester, Pennsylvania. Founded in 1986, Pension Benefits Inc. is a third party administrator and a registered investment advisory firm, providing comprehensive retirement plan solutions to businesses. Pension Benefits, Inc. was merged into Patriot Advisors, a subsidiary of Patriot Bank Corp. The acquisition was accounted for as a purchase. Pension Benefits, Inc. was purchased for $829,000 plus contingent consideration to be paid in shares of Patriot Bank Corp. common stock based upon future revenues of Pension Benefits, Inc. Of the $829,000, $414,500 was paid in cash and 27,338 shares of Patriot Bank Corp. common stock were issued at closing. Based upon current revenue, the total purchase price will approximate $1,700,000. Goodwill arising from the transaction totaled $1,454,000. An additional $460,000 of intangible assets acquired were assigned to customer lists subject to amortization and having a 15-year weighted-average useful life.

     As of December 31, 2003, Patriot completed an impairment evaluation for each of its acquisitions. Based on this evaluation, there was no evidence of impairment.

      RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

     SUMMARY. For the year ended December 31, 2003, Patriot reported net income of $8,635,000 or $1.28 diluted earnings per share. For the year ended December 31, 2002, Patriot reported net income of $7,698,000 or $1.14 diluted earnings per share which has been restated to reflect the effect of the 10% stock dividend paid in April 2003. Return on average equity was 13.12% for 2003 and 12.05% for 2002.

     NET INTEREST INCOME. Net interest income for 2003 was $31,401,000 compared to $29,256,000 in 2002. The yield on Patriot's interest-earning assets decreased to 6.63% for 2003 compared to 7.28% for 2002. The decrease in yield on Patriot's interest-earning assets is a result of a decrease in interest rates. The cost of Patriot's interest-bearing liabilities was 2.99% for 2003 compared to 3.98% for 2002. The decrease in funding costs resulted from generally lower interest rates coupled with reductions in higher cost borrowings. Overall, Patriot's net interest margin (net interest income as a percentage of average interest-earning assets) increased to 3.66% for 2003 compared to 3.35% in 2002.

     Interest on loans was $42,839,000 for 2003 compared to $49,020,000 for 2002. The average balance of loans in 2003 was $598,653,000 with an average yield of 7.18% compared to an average balance of $635,788,000 with an average yield of 7.73% in 2002. The decrease in average balance of loans is a result of Patriot allowing residential mortgages to run-off, offset by growth in consumer and commercial loans. The decrease in average yield is primarily a result of a decrease in market rates.

     Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $16,384,000 for 2003 compared to $17,021,000 for 2002. The average balance of the investment portfolio was $335,999,000 with an average yield of 5.69% for 2003 compared to an average balance of $296,079,000 with an average yield of 6.41% for 2002. The increase in average balance is primarily due to Patriot investing funds from the repayment of residential mortgage loans. The decrease in average yield is related to new security purchases at lower yields as well as general decreases in market rates on adjustable rate securities.

     Interest on total deposits was $12,376,000 for 2003 compared to $14,479,000 for 2002. The average balance of total deposits was $586,524,000 with an average cost of 2.11% for 2003 compared to an average balance of $518,051,000 with an average cost of 2.79% for 2002. The increase in average balance is primarily the result of aggressive marketing of money market and transaction-based deposit accounts through new and existing branches. The overall decrease in the average cost on deposits was primarily the result of a decrease in market rates, a reduction in higher costing certificate of deposit accounts and emphasis placed on lower cost core deposit accounts.

     Interest on borrowings was $15,461,000 in 2003 compared to $22,379,000 in 2002. The average balance of borrowings was $343,054,000 with an average cost of 4.51% for 2003 compared to an average balance of $407,687,000 with an average cost of 5.49% for 2002. The decrease in average balance was primarily due to borrowings being replaced with branch deposit growth. The decrease in the cost of borrowings was the result of a decrease in interest rates and the result of restructured borrowed funds with a higher cost of funds. During 2003, Patriot prepaid $55,000,0000 in FHLB borrowings and restructured $72,000,000 in FHLB borrowings.

     On June 20, 2003, Patriot entered into three pay variable, receive fixed interest rate swaps to hedge changes in the fair value of designated fixed rate FHLB advances. The notional amount of these contracts totals $72 million and they mature on May 29, 2008. The company has agreed to pay 3 month LIBOR plus a spread, with quarterly reset, and to receive a fixed rate equal to the rate paid on the individual FHLB advances.

     Since the terms of interest rate swaps mirror those of the hedged items, FHLB advances, Patriot has adopted the short cut method, as prescribed in SFAS No. 133, to account for these transactions. Therefore, no hedge ineffectiveness was recognized in earnings related to these fair value hedges.

     SPREAD ANALYSIS. The following table sets forth Patriot's average balances and the yields on those balances for the years ended December 31, 2003, 2002 and 2001. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown, except where noted otherwise. The yields and costs include fees, which are considered adjustments to yields.

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------------------------------------------------
                                                2003                           2002                             2001
                                   ------------------------------   ----------------------------   ------------------------------
                                    AVERAGE                YIELD/   AVERAGE               YIELD/    AVERAGE                YIELD/
                                    BALANCE     INTEREST    RATE    BALANCE    INTEREST    RATE     BALANCE     INTEREST    RATE
                                   ----------   --------   ------   --------   --------   ------   ----------   --------   ------
                                                                           (IN THOUSANDS)
ASSETS
 Interest-earning assets:
 Interest-earning deposits......   $    2,469   $     15     0.64%  $  4,457   $     73     1.64%  $   13,682   $    508     3.71%
 Investment and mortgage-
   backed securities (1)........      335,999     16,384     5.69    296,079     17,021     6.41      333,872     21,220     6.73
 Loans and leases
   receivable, net (2)..........      598,653     42,839     7.18    635,788     49,020     7.73      653,460     54,122     8.30
                                   ----------   --------   ------   --------   --------   ------   ----------   --------   ------
 Net interest-earning assets....      937,121     59,238     6.63    936,324     66,114     7.28    1,001,014     75,850     7.71
 Non-interest-earning assets....       63,650         --       --     59,783         --       --       56,549         --       --
                                   ----------   --------   ------   --------   --------   ------   ----------   --------   ------
 Total assets...................   $1,000,771   $ 59,238    6.21%   $996,107   $ 66,114     6.85%  $1,057,563   $ 75,850     7.30%
                                   ==========   ========   ======   ========   ========   ======   ==========   ========   ======
LIABILITIES AND EQUITY
 Interest-bearing liabilities:
 Core deposits..................   $  337,458   $  4,307     1.28%  $270,801   $  4,178     1.54%    $225,845   $  5,763     2.55%
 Branch certificates of  deposit      214,709      7,103     3.31    214,721      8,815     4.11      243,860     14,618     5.99
 Brokered certificates
   of deposit...................       34,357        966     2.81     32,529      1,486     4.57      105,530      7,309     6.93
                                   ----------   --------   ------   --------   --------   ------   ----------   --------   ------
 Total deposits.................      586,524     12,376     2.11    518,051     14,479     2.79      575,235     27,690     4.81
 Borrowings (3).................      343,054     15,461     4.51    407,687     22,379     5.49      421,084     24,519     5.82
                                   ----------   --------   ------   --------   --------   ------   ----------   --------   ------
 Total interest-bearing
   liabilities..................      929,578     27,837     2.99%   925,738     36,858     3.98%     996,319     52,209     5.24%
 Non-interest-bearing
   liabilities..................        5,393         --       --      6,475         --       --        3,266         --       --
                                   ----------   --------   ------   --------   --------   ------   ----------   --------   ------
 Total liabilities..............      934,971     27,837     2.98    932,213     36,858     3.95      999,585     52,209     5.22
 Equity.........................       65,800         --       --     63,894         --       --       57,978         --       --
                                   ----------   --------   ------   --------   --------   ------   ----------   --------   ------
 Total liabilities and  equity-    $1,000,771   $ 27,837     2.78%  $996,107   $ 36,858     3.70%  $1,057,563   $ 52,209     4.94%
                                   ==========   ========   ======   ========   ========   ======   ==========   ========   ======
 Net interest income............                $ 31,401                       $ 29,256                         $ 23,641
                                                ========                       ========                         ========
 Net interest rate spread(4)....                             3.43%                          3.15%                            2.36%
                                                           ======                         ======                           ======
 Net interest margin (5)........                             3.66                           3.35                             2.50
 Ratio of interest-earning
   assets to interest
   bearing liabilities.........        100.81%                        101.14%                          100.47%

---------------
(1) Includes securities available for sale and held to maturity (2001 only) and unamortized discounts and premiums. The yield is presented on a tax equivalent basis for tax beneficial investments. The amount of tax beneficial interest associated with securities for 2003, 2002, and 2001 was $2,719,000, $1,956,000 and $1,250,000, respectively.

(2) Amount is net of deferred loan and lease fees, loans in process, discounts and premiums, and allowance for loan and lease losses and includes loans held for sale and non-performing loans and leases for which the accrual of interest has been discontinued. The yield is presented on a tax equivalent basis for tax beneficial loans. The amount of tax beneficial interest associated with loans and leases for 2003, 2002, and 2001 was $167,000, $131,000, and $115,000 respectively.

(3)  Includes short-term, long-term and trust preferred borrowings.

(4) Net interest rate spread represents the difference between the average yield on total assets and the average cost of total liabilities and equity.

(5) Net interest margin represents the tax-equivalent net interest income divided by average interest-earning assets. The impact of the tax-equivalent calculation increased the net interest margin by 31, 23 and 14 basis points in 2003, 2002 and 2001, respectively.

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

                                                 YEAR ENDED DECEMBER 31, 2003     YEAR ENDED DECEMBER 31, 2003
                                                    COMPARED TO YEAR ENDED            COMPARED TO YEAR ENDED
                                                       DECEMBER 31, 2002                  DECEMBER 31, 2001
                                                    INCREASE (DECREASE)                  INCREASE (DECREASE)
                                                          DUE TO                            DUE TO
                                                ------------------------------   ------------------------------
                                                 VOLUME      RATE        NET      VOLUME     RATE        NET
                                                --------   --------   --------   --------   -------   ---------
                                                                        (IN THOUSANDS)
INTEREST-EARNING ASSETS:

Interest-earning deposits ...................   $    (33)  $    (24)  $    (57)  $   (342)  $   (93)  $    (435)
Investment and mortgage-
  backed securities .........................      2,559     (3,196)      (637)    (2,543)   (1,656)     (4,199)
Loans receivable ............................     (2,871)    (3,311)    (6,182)    (1,467)   (3,635)     (5,102)
                                                --------   --------   --------   --------   -------   ---------
Total interest-earning assets ...............       (345)    (6,531)    (6,876)    (4,352)   (5,384)     (9,736)
                                                --------   --------   --------   --------   -------   ---------
INTEREST-BEARING LIABILITIES:
Deposits ....................................      1,914     (4,017)    (2,103)    (2,748)  (10,463)    (13,211)
Borrowings ..................................     (3,548)    (3,370)    (6,918)      (780)   (1,360)     (2,140)
                                                --------   --------   --------   --------   -------   ---------
Total interest-bearing liabilities ..........     (1,634)    (7,387)    (9,021)    (3,528)  (11,823)    (15,351)
                                                --------   --------   --------   --------   -------   ---------
Net change in net interest income ...........   $  1,289   $    856   $  2,145   $   (824)  $ 6,439   $   5,615
                                                ========   ========   ========   ========   =======   =========

     PROVISION FOR CREDIT LOSSES. The provision for credit losses was $3,930,000 for 2003 compared to $4,075,000 for 2002. See "Credit Quality" for a detailed discussion of Patriot's asset quality and reserving methodology.

     The following table sets forth the activity in the allowance for credit losses for the years indicated:

                                                       AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------
                                                  2003       2002       2001       2000      1999
                                                --------   --------   --------   --------   -------
                                                                   (IN THOUSANDS)
Allowance, beginning of year.................   $  6,922   $  6,199   $  5,839   $  6,082   $ 4,087
Charge-offs:
   Commercial loans..........................      1,835      1,280        640        675       443
   Commercial leases.........................      1,509      1,858        798        436       130
   Residential loans.........................        103        158         79        102       249
   Home equity and consumer loans............        914        347        355        268       243
                                                --------   --------   --------   --------   -------
        Total charge-offs....................      4,361      3,643      1,872      1,481     1,065
                                                --------   --------   --------   --------   -------
Recoveries:
   Commercial loans..........................        157         95         39         16        27
   Commercial leases.........................        193        121        134         82        39
   Residential loans.........................         42         71         29         --        --
   Home equity and consumer loans............         21          4         30         15        38
                                                --------   --------   --------   --------   -------
        Total recoveries.....................        413        291        232        113       104
                                                --------   --------   --------   --------   -------
Net charge-offs..............................      3,948      3,352      1,640      1,368       961
Acquired allowance...........................         --         --         --         --     1,756
Provision charged to operations..............      3,930      4,075      2,000      1,125     1,200
                                                --------   --------   --------   --------   -------
Allowance, end of year.......................   $  6,904   $  6,922   $  6,199   $  5,839   $ 6,082
                                                ========   ========   ========   ========   =======
Net charge-offs to average loans
     and leases..............................       .56%        .53%       .25%       .21%      .17%
Allowance for credit losses as a
     percentage of year-end total loans......      1.10%       1.11%       .95%       .88%      .96%

     NON-INTEREST INCOME. Total non-interest income was $11,629,000 for 2003 compared to $7,241,000 for 2002. The increase in non-interest income was derived primarily from three sources:

     Non-interest income from gains on the sale of loans and leases was $2,326,000 for 2003 compared to $1,928,000 for 2002. This increase was primarily due to gains recognized during 2003 on the sale of the guaranteed portion of Small Business Administration (SBA) loans. Patriot did not sell SBA loans during 2002.

     Patriot Advisors, a subsidiary of Patriot Bank Corp., provided $2,333,000 in non-interest income in 2003 compared to $294,000 in 2002. This increase in Patriot Advisors' non-interest income can be attributed to the acquisitions of Bonds & Paulus Associates, Inc. and Pension Benefits, Inc. which occurred during the first quarter of 2003 as well as the acquistion of Tyler Wealth Counselors, which occurred during the third quarter of 2003.

     Non-interest income from service fees on deposits was $3,657,000 in 2003 compared to $2,847,000 for 2002. The increase in service fees on deposits was a result of the implementation of an overdraft privilege product which was implemented during the third quarter of 2002. In 2003, Patriot recognized income on this product for the whole year versus a partial year in 2002.

     During 2003, Patriot prepaid $55,000,0000 in FHLB borrowings and recorded a $724,000 loss, representing the prepayment penalties for repaying these advances early. In conjunction with these transactions, Patriot sold $30,859,000 of securities and recognized $932,000 of investment gains. Overall, the combination of these transactions allowed Patriot to improve its interest rate risk profile.

     NON-INTEREST EXPENSE. Total non-interest expense was $28,423,000 for 2003 compared to $22,664,000 in 2002. Of this increase in non-interest expense during 2003, $3,859,000 was primarily due to higher compensation costs associated with increases in staffing. Patriot's three acquisitons during 2003 as well as service requirements associated with branch deposit and commercial lending growth caused the increases in staffing. Other non-interest expenses such as occupancy and equipment, advertising, deposit processing and office supplies and postage were also higher during 2003 as compared to 2002, which can be attributed to normal recurring expenses associated with Patriot's three acquisitions in 2003 and the addition of 2 new branches in 2003.

      INCOME TAX PROVISION. The income tax provision was $2,042,000 for 2003 compared to $2,060,000 for 2002. The effective tax rate for 2003 was 19.13% compared to 21.11% for 2002. The decrease in the effective tax rate was due to greater tax exempt income from tax-beneficial securities.

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

     At December 31, 2003, Patriot's total loan and lease portfolio was $625,499,000 compared to $618,217,000 at December 31, 2002. The increase in the portfolio is primarily the result of an increase in commercial lending relationships offset by Patriot allowing residential mortgages to runoff.

     The following table sets forth the composition of Patriot's loan and lease portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated:

                                                                         AT DECEMBER 31,
                                                ----------------------------------------------------------------
                                                        2003                  2002                  2001
                                                -------------------   -------------------   --------------------
                                                           PERCENT               PERCENT               PERCENT
                                                 AMOUNT    OF TOTAL    AMOUNT    OF TOTAL    AMOUNT    OF TOTAL
                                                --------   --------   --------   --------   --------   ---------
                                                                            (IN THOUSANDS)
COMMERCIAL PORTFOLIO:
   Commercial loans..................          $ 348,507      55.82%  $315,537      51.17%  $283,848       43.79%
   Commercial leases.................             82,056      13.14     77,138      12.51     77,838       12.01
CONSUMER PORTFOLIO:
   Home equity loans.................             99,231      15.89     72,400      11.74     66,834       10.31
   Other consumer loans..............              5,144       0.82      7,724       1.25      8,614        1.33
MORTGAGE PORTFOLIO:
   Residential mortgage loans........             79,092      12.67    135,632      22.00    206,467       31.85
   Construction loans................             10,323       1.66      8,220       1.33      4,605         .71
                                                --------   --------   --------   --------   --------   ---------
Total loans and leases, gross........            624,353     100.00%   616,651     100.00%   648,206      100.00%
   Deferred loan costs (1)...........              1,146                 1,566                   933
   Allowance for credit losses.......             (6,904)               (6,922)               (6,199)
                                               ---------              --------              --------
     Total loans and leases, net.....          $ 618,595              $611,295              $642,940
                                               =========              ========              ========

                                                             AT DECEMBER 31,
                                                -----------------------------------------
                                                        2000                  1999
                                                -------------------   -------------------
                                                           PERCENT               PERCENT
                                                 AMOUNT    OF TOTAL    AMOUNT    OF TOTAL
                                                --------   --------   --------   --------
                                                             (IN THOUSANDS)
COMMERCIAL PORTFOLIO:
   Commercial loans..........................   $252,837      38.47%  $189,189      30.02%
   Commercial leases.........................     67,094      10.21     57,808       9.17
CONSUMER PORTFOLIO:
   Home equity...............................     64,733       9.85     69,785      11.07
   Other consumer loans......................      8,553       1.30      9,081       1.44
MORTGAGE PORTFOLIO:
   Residential mortgages.....................    253,213      38.53    293,852      46.64
   Construction..............................     10,779       1.64     10,481       1.66
                                                --------   --------   --------   --------
Total loans and leases, gross................    657,209     100.00%   630,196     100.00%
   Deferred loan fees (1)....................       (730)               (2,136)
   Allowance for credit losses...............     (5,839)               (6,082)
                                                --------              --------
     Total loans and leases, net.............   $650,640              $621,978
                                                ========              ========

---------------
(1) Patriot's focus is on growing its commercial loan, lease and consumer portfolios while allowing mortgage loans to run off. There tends to be more deferred costs associated with originating commercial loans and leases as compared to originating mortgage loans, which have more deferred fees. As a result, Patriot's position transitioned $(2,136,000) and $(730,000) in net deferred fees in 1999 and 2000, respectively, to $933,000, $1,566,000 and $1,146,000 in net deferred costs in 2001, 2002 and 2003 respectively.

     LOAN AND LEASE MATURITY. The following table sets forth the maturity schedule for Patriot's loan portfolio (excluding residential mortgages and consumer loans):

                                                    AMOUNTS MATURING AT DECEMBER 31, 2003
                                                --------------------------------------------
                                                 IN ONE      AFTER       AFTER
                                                  YEAR       ONE TO       FIVE
                                                OR LESS    FIVE YEARS    YEARS       TOTAL
                                                --------   ----------   --------   ---------
                                                               (IN THOUSANDS)
LOAN AND LEASE MATURITY SCHEDULE:
Commercial loans.............................   $ 92,867   $  211,625   $  9,726   $ 314,218
Commercial construction loans................     17,721        8,284      8,284      34,289
Commercial leases............................     30,296       51,625        135      82,056
Residential construction loans...............      7,598        2,725         --      10,323
                                                --------   ----------   --------   ---------
   Total.....................................   $148,482   $  274,259   $ 18,145   $ 440,886
                                                ========   ==========   ========   =========
Fixed rates..................................   $ 75,231   $  252,321   $ 11,958   $ 339,510
Adjustable rates.............................     73,251       21,938      6,187     101,376
                                                --------   ----------   --------   ---------
   Total                                        $148,482   $  274,259   $ 18,145   $ 440,886
                                                ========   ==========   ========   =========

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

     Patriot accrues interest on all loans and leases until management determines that the collection of interest is doubtful (generally when a loan or lease is 90 days or more delinquent). Upon discontinuance of interest accrual, all unpaid accrued interest is generally reversed. Patriot generally requires appraisals on an annual basis on foreclosed properties. Patriot generally conducts inspections on foreclosed properties on at least a quarterly basis.

     At December 31, 2003, non-performing assets ("NPAs") were $4,146,000 or 0.40% of total assets compared to $6,672,000 or 0.67% of total assets at December 31, 2002. Patriot controls its level of non-performing assets by quickly identifying problem assets and resolving them in an expedient manner. At December 31, 2003, Patriot had no restructured loans within the meaning of SFAS No. 15 and no potential problem loans within the meaning of the Securities and Exchange Commission Guide 3.

     The following table sets forth information regarding non-performing assets:

                                                                    AT DECEMBER 31,
                                                -------------------------------------------------------
                                                  2003        2002        2001        2000       1999
                                                --------   ----------   --------   ---------   --------
                                                                     (IN THOUSANDS)
Non-accrual loans and leases
   greater than 90 days past due:
   Commercial loans..........................   $  2,519   $    3,601   $  2,047   $   1,593   $    189
   Commercial leases.........................        605          657        686         502         56
   Home equity and consumer..................        149           58        184         255        373
   Residential mortgages.....................        369        1,031      1,636       1,142        591
                                                --------   ----------   --------   ---------   --------
Total non-accrual loans and leases
   greater than 90 days past due.............      3,642        5,347      4,553       3,492      1,209
                                                --------   ----------   --------   ---------   --------
Non-accrual loans and leases less
   than 90 days past due:
   Commercial loans..........................         56          292         30         208         --
   Commercial leases.........................         42          355        116          --         --
   Home equity and consumer..................          5           38        133          22         74
   Residential mortgages ....................         --          236        154         166        242
                                                --------   ----------   --------   ---------   --------
Total non-accrual loans and
   leases less than 90 days past due.........        103          921        433         396        316
                                                --------   ----------   --------   ---------   --------
Total non-performing loans...................      3,745        6,268      4,986       3,888      1,525
Real estate owned (REO)......................        401          404        349          62        193
                                                --------   ----------   --------   ---------   --------
Total non-performing assets..................   $  4,146   $    6,672   $  5,335   $   3,950   $  1,718
                                                ========   ==========   ========   =========   ========
Allowance for credit losses as a
   percent of loans receivable...............      1.10%        1.11%       .95%        .88%        .96%
Non-performing loans as a percent
   of total loans receivable.................        .59         1.01        .76         .59        .24
Non-performing assets as a percent
   of total assets...........................        .40          .67        .53         .35        .15

     ALLOWANCE FOR CREDIT LOSSES. The allowance for credit losses is based on management's ongoing evaluation of the loan and lease portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the portfolios, delinquency statistics, results of loan review and related classifications, and historic loss rates. In addition, certain individual loans which management has identified as problematic are specifically provided for, based upon an evaluation of the borrower's perceived ability to pay, the estimated adequacy of the underlying collateral and other relevant factors. In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for credit losses. They may require additions to the allowance based upon their judgements about information available to them at the time of examination. Although provisions have been established and segmented by type of loan, based upon management's assessment of their differing inherent loss characteristics, the entire allowance for losses on loans is available to absorb further loan losses in any category.

     Management uses significant estimates to determine the allowance for credit losses. Since the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond Patriot's control, it is at least reasonably possible that management's estimate of the allowance for credit losses and actual results could differ in the near term.

         Patriot's percentage of loss reserves to total loans and leases of 1.10% remained relatively consistent with 2002. During 2003, Patriot's loan and lease portfolios increased from $618,217,000 at December 31, 2002, to $625,499,000. The increase in the portfolios is attributed to growth in the commercial and consumer loan and leasing portfolios offset by the run off of mortgage loans. Based on management's evaluation of the impact of current economic conditions, diversification of the portfolios, delinquency and non-performing loan statistics, results of loan review and related classifications, and historic loss rates, management determined a provision of $3,930,000 was necessary to adequately address the losses inherent in Patriot's loan and lease portfolios. Patriot believes that the allowance provides for known and inherent credit losses at December 31, 2003.

         Patriot's total loans and leases consist of four distinct portfolios. Each of which is monitored and analyzed seperately.

         Residential mortgage loans comprise 14.32% of total loans and leases. The mortgage loan portfolio is seasoned as Patriot has been in the mortgage lending business for many years and has sold substantially all new mortgage originations in the past three years. The level of non-performing assets in the mortgage portfolio decreased during 2003. The ratio of non-performing assets to the total mortgage portfolio decreased from 0.88% at December 31, 2002 to 0.41% at December 31, 2003. Patriot's mortgage loans are generally well collateralized and historically Patriot has experienced minimal losses on these loans. Because of Patriot's consistent history in mortgage lending and the long-term nature of this portfolio, Patriot predominately relies upon an internal regression analysis that uses historical data to estimate losses inherent in the portfolio.

         Consumer loans comprise 16.71% of total loans and leases and consist mostly of home equity loans and home equity lines of credit. The consumer loan portfolio also is mature as Patriot has been in the consumer lending business for many years. As with mortgage lending, Patriot predominantly uses an internal regression analysis that uses historical data to estimate losses inherent in the portfolio.

         During the third quarter of 2003, Patriot's internal control process uncovered what is believed to be a defalcation perpetrated by a mid-level supervisory employee within Patriot's credit card operation. The defalcation includes an alleged theft and the alleged falsification and destruction of accounting records as well as the concealment of credit card delinquencies and bankruptcies. The alleged defalcation included the concealment of approximately $460,000 of unsecured customer bankruptcies, which, since they were not material to any prior period, were charged off during the third quarter of 2003 through Patriot's loan loss reserve. An additional $299,000 of credit card delinquencies, which were subject to normal collection procedures were charged off during the fourth quarter of 2003. At December 31, 2003, there was $80,000 of delinquent credit card receivables remaining from the defalcation. Additional charge-offs may result from these delinquent accounts. Patriot has incorporated these credit card charge-offs retroactively into its regression analysis.

         Commercial loans comprise 55.82% of total loans and leases. Patriot entered the commercial lending business in 1996 and has grown the portfolio into a substantial portion of total loans. Patriot uses historical data to prepare regression models to monitor trends of charge-offs and recoveries and establish appropriate allowance levels. Patriot also closely monitors local economic and business trends relative to its commercial lending portfolio to estimate the effect those trends may have on potential losses. Patriot's commercial loan portfolio contains some loans that are substantially larger than the loans within other portfolios. The potential loss associated with an individual loan could have a significant impact on the allowance and charge-off levels at Patriot. Therefore Patriot closely monitors these loans and will specifically reserve for individual loans which exhibit weakness. The ratio of non-performing assets in the commercial loan portfolio decreased from 1.23% at December 31, 2002 to 0.74% at December 31, 2003.

         Commercial leases comprise 13.14% of total loans and leases. Patriot entered the commercial leasing business in 1998 principally through the acquisition of KFL. Patriot's leasing portfolio has a short, approximately 3-year life. Patriot performs an internal regression analysis on this portfolio using historical data (including KFL data). Patriot also closely monitors regional and national economic business trends relative to its commercial leasing portfolio to estimate the effects those trends may have on potential losses. The ratio of non-performing assets in the leasing portfolio decreased from 1.31% at December 31, 2002 to 0.79% at December 31, 2003.

The following table sets forth management's allocation of the allowance for credit losses at the dates indicated:

                                                                       AT DECEMBER 31,
                                 ---------------------------------------------------------------------------------------------------
                                              2003                               2002                            2001
                                 ---------------------------------  ---------------------------------  -----------------------------
                                                        PERCENT OF                         PERCENT OF                     PERCENT OF
                                            PERCENT OF   LOANS IN              PERCENT OF   LOANS IN            PERCENT    LOANS IN
                                            ALLOWANCE      EACH                ALLOWANCE      EACH             ALLOWANCE     EACH
                                                TO       CATEGORY                 TO        CATEGORY               TO      CATEGORY
                                              TOTAL      TO TOTAL                TOTAL      TO TOTAL             TOTAL     TO TOTAL
                                   AMOUNT   ALLOWANCE     LOANS      AMOUNT    ALLOWANCE      LOANS    AMOUNT  ALLOWANCE    LOANS
                                 ---------  ----------  ----------  ---------  ----------  ----------  ------  ---------  ----------
                                                                              (IN THOUSANDS)
Commercial loans
   and leases..................  $   5,866       84.97%      68.96% $   5,703       82.39%      63.68% $4,767      76.90%     55.80%
Home equity and consumer.......        698       10.11       16.71        734       10.60       12.99     654      10.55      11.64
Residential mortgages..........        340        4.92       14.33        485        7.01       23.33     778      12.55      32.56
                                 ---------  ----------  ----------  ---------  ----------  ----------  ------  ---------  ----------
   Total valuation allowances    $   6,904      100.00%     100.00% $   6,922      100.00%     100.00% $6,199     100.00%    100.00%
                                 =========  ==========  ==========  =========  ==========  ==========  ======  =========  ==========


                                                                        AT DECEMBER 31,
                                                -----------------------------------------------------------------
                                                             2000                            1999
                                                ------------------------------     ------------------------------
                                                                       PERCENT OF                      PERCENT OF
                                                          PERCENT OF    LOANS IN           PERCENT OF   LOANS IN
                                                          ALLOWANCE       EACH             ALLOWANCE      EACH
                                                             TO         CATEGORY               TO       CATEGORY
                                                            TOTAL       TO TOTAL             TOTAL      TO TOTAL
                                                 AMOUNT   ALLOWANCE       LOANS    AMOUNT  ALLOWANCE      LOANS
                                                --------  ----------   ----------  ------  ----------  ----------
                                                                              (IN THOUSANDS)
Commercial loans and leases..................   $  4,312       73.84%       48.46% $3,605       59.27%      39.02%
Home equity and consumer.....................        624       10.69        11.15     968       15.92       12.46
Residential mortgages........................        903       15.47        40.39   1,509       24.81        48.5
                                                --------  ----------   ----------  ------  ----------  ----------
   Total valuation allowances................   $  5,839      100.00%      100.00% $6,082      100.00%     100.00%
                                                ========  ==========   ==========  ======  ==========  ==========

         CASH AND CASH EQUIVALENTS. Cash and cash equivalents at December 31, 2003, were $17,745,000 compared to $16,839,000 at December 31, 2002. The increase in cash and cash equivalents was primarily due to temporary timing differences.

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

         Total investment and mortgage-backed securities at December 31, 2003, were $347,140,000 compared to $315,868,000 at December 31, 2002. The increase in investment and mortgage-backed securities is primarily due to Patriot investing funds from the repayment of residential mortgage loans. Patriot purchased $177,297,000 of investment securities, which was offset by $143,954,000 of principal repayments, sales, calls and maturities.

         The following table sets forth certain information regarding the amortized cost and market value of investment and mortgage-backed securities at the dates indicated:

                                                                       AT DECEMBER 31,
                                              ---------------------------------------------------------------
                                                      2003                 2002                  2001
                                              -------------------  --------------------  --------------------
                                              AMORTIZED    FAIR    AMORTIZED    FAIR     AMORTIZED    FAIR
                                                COST       VALUE     COST       VALUE      COST       VALUE
                                              ---------  --------  ---------  ---------  ---------  ---------
                                                                           (IN THOUSANDS)
AVAILABLE FOR SALE:
Investment securities:
  US Treasury and government
   agency securities .....................    $  27,692  $ 27,994  $  66,304  $  66,251  $  31,475  $  29,837
  Corporate securities ...................       17,629    17,170     22,724     21,388     16,582     14,953
  Equity securities ......................      116,590   117,762     92,222     96,572     67,966     69,695
Mortgage-backed securities:
 FHLMC ...................................       59,011    58,914     67,523     68,142      5,194      5,197
 FNMA ....................................      125,156   124,859     55,821     56,127     45,466     45,446
 GNMA ....................................           61        69         96        109        120        132
Collateralized mortgage obligations:
 FHLMC ...................................           14        14      2,960      2,978     44,879     45,252
 FNMA ....................................          357       358      3,689      3,794     33,632     34,144
 Other ...................................            -         -        505        507      2,938      2,956
                                              ---------  --------  ---------  ---------  ---------  ---------
     Total investment and mortgage-
      backed securities available
      for sale ...........................    $ 346,510  $347,140  $ 311,844  $ 315,868  $ 248,252  $ 247,612
                                              =========  ========  =========  =========  =========  =========
HELD TO MATURITY:
Investment securities:
  US Treasury and government
   agency securities ......................   $       -  $      -  $       -  $       -  $  14,388  $  14,504
  Corporate securities ....................           -         -          -          -      1,000      1,001
Mortgage-backed securities:
 FHLMC ....................................           -         -          -          -      1,662      1,652
 FNMA .....................................           -         -          -          -      1,680      1,709
 GNMA .....................................           -         -          -          -      2,245      2,237
Collateralized mortgage obligations:
 FHLMC ....................................           -         -          -          -     16,186     15,617
 FNMA. ....................................           -         -          -          -      6,476      6,358
 Other ....................................           -         -          -          -          -          -
 CMBS  ....................................           -         -          -          -          -          -
                                              ---------  --------  ---------  ---------  ---------  ---------
   Total investment and mortgage-
     backed securities held
     to maturity...........................   $       -  $      - $        -  $       -  $  43,637  $  43,078
                                              =========  ========  =========  =========  =========  =========

         Pursuant to an interest rate risk strategy to reduce the asset sensitivity of the bank, certain adjustable rate held to maturity securities were sold during 2002. Consequently, the remaining held to maturity portfolio of $31,537,000 was reclassified to available for sale.

         The following table sets forth certain information regarding the carrying value, weighted average yield and contractual maturities of Patriot's investment and mortgage-backed securities as of December 31, 2003.


                                                                   MORE THAN ONE YEAR     MORE THAN FIVE YEARS
                                                ONE YEAR OR LESS     TO FIVE YEARS           TO TEN YEARS
                                               ------------------  -------------------    --------------------
                                                         WEIGHTED             WEIGHTED               WEIGHTED
                                               CARRYING  AVERAGE   CARRYING   AVERAGE     CARRYING   AVERAGE
                                                 VALUE     YIELD     VALUE     YIELD        VALUE     YIELD
                                               --------  --------  --------   --------    --------   ---------
                                                                      (IN THOUSANDS)
AVAILABLE FOR SALE:
Investment securities:
  U.S. Treasury and
    government securities ...................  $    250      1.00% $      -          -%   $    558       5.19%
  Corporate securities ......................       100      2.00         -          -           -          -
  State and municipal securities.............         -         -       239       6.01           -          -
  Equity securities..........................         -         -         -          -           -          -
Mortgage-backed securities:
  FHLMC .....................................     8,686      4.45    31,147       4.49      14,151       4.49
  FNMA  .....................................    14,977      4.50    64,203       4.65      32,512       4.66
  GNMA  .....................................        26      8.30        36       8.31           7       8.31
Collateralized mortgage obligations:
  FHLMC .....................................        14      5.96         -          -           -          -
  FNMA  .....................................       358      5.67         -          -           -          -
  Other .....................................         -         -         -          -           -          -
                                               --------  --------  --------   --------    --------   --------
        Total available for sale ............  $ 24,411      4.46% $ 95,625       4.60%   $ 47,228       4.62%
                                               ========  ========  ========   ========    ========   ========

                                               MORE THAN TEN YEARS  NO STATED MATURITY          TOTAL
                                               ------------------- -------------------    -------------------
                                                         WEIGHTED             WEIGHTED               WEIGHTED
                                               CARRYING  AVERAGE   CARRYING   AVERAGE     CARRYING   AVERAGE
                                                 VALUE    YIELD      VALUE     YIELD       VALUE       YIELD
                                               --------  --------  --------   --------    --------   --------
                                                                     (IN THOUSANDS)
AVAILABLE FOR SALE:
Investment securities:
  U.S. Treasury and
    government securities...................   $  4,883      6.93% $      -          -%   $  5,691       6.50%
  Corporate securities......................     17,070      7.68         -          -      17,170       7.65
  State and municipal securities............     22,064      6.90         -          -      22,303       6.89
  Equity securities.........................          -         -   117,762       6.20     117,762       6.20
Mortgage-backed securities:
  FHLMC.....................................      4,930      4.49         -          -      58,914       4.48
  FNMA......................................     13,167      4.67         -          -     124,859       4.64
  GNMA......................................          -         -         -          -          69       8.31
Collateralized mortgage obligations:
  FHLMC.....................................          -         -         -          -          14       5.96
  FNMA......................................          -         -         -          -         358       5.67
  Other.....................................          -         -         -          -           -          -
                                               --------  --------  --------   --------    --------   --------
        Total available for sale.............  $ 62,114      6.45% $117,762       6.20%   $347,140       5.47%
                                               ========  ========  ========   ========    ========   ========

         The following table represents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies and corporations) having an aggregate book value in excess of 10% of Patriot's shareholders' equity that were held at December 31, 2003:

                                                AT DECEMBER 31, 2003
                                          ------------------------------
                                          CARRYING VALUE     FAIR VALUE
                                          --------------    ------------
                                                   (IN THOUSANDS)
EQUITY SECURITIES:
FHLMC preferred stock..................   $       84,884    $     86,138
FNMA preferred stock...................   $       16,008    $     15,966
FHLB stock.............................   $       14,399    $     14,399

         OTHER ASSETS. Other Assets at December 31, 2003, were $6,321,000 compared to $4,743,000 at December 31, 2002. The increase in other assets was primarily attributable to adjustments to Patriot's deferred tax position related to unrealized gains on investments and mortgage backed securities available for sale.

         DEPOSITS. Deposits are generally attracted from within Patriot's primary market area through the offering of various deposit instruments, including checking accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Patriot also solicits brokered deposits from various sources.

         Total deposits at December 31, 2003, were $613,555,000 compared to $519,120,000 at December 31, 2002. Of that increase, $97,758,000 was related to lower costing core deposits, $10,817,000 was related to brokered deposits offset by $14,140,000 of higher costing branch certificate of deposit run off.

         The following table sets forth the distribution of average deposit accounts for the periods indicated and the weighted average yield on each category of deposit presented:

                                                              FOR THE YEAR ENDED DECEMBER 31,
                             ---------------------------------------------------------------------------------------------
                                          2003                            2002                            2001
                             -----------------------------   -----------------------------   -----------------------------
                                        PERCENT                         PERCENT                         PERCENT
                                        OF TOTAL  WEIGHTED              OF TOTAL  WEIGHTED              OF TOTAL  WEIGHTED
                              AVERAGE   AVERAGE   AVERAGE     AVERAGE   AVERAGE   AVERAGE     AVERAGE   AVERAGE   AVERAGE
                              BALANCE   DEPOSITS   YIELD      BALANCE   DEPOSITS   YIELD      BALANCE   DEPOSITS   YIELD
                             ---------  --------  --------   ---------  --------  --------   ---------  --------  --------
                                                               (IN THOUSANDS)
Money market deposits......  $ 176,236     30.05%     1.70%  $ 140,575     27.14%     2.13%  $ 130,667     22.72%     3.80%
Savings deposits...........     74,721     12.74      1.57      55,726     10.76      1.87      32,351      5.62      1.92
Transaction deposits.......     86,501     14.75      0.17      74,500     14.38      0.19      62,827     10.92      0.28
Branch certificates
  of deposit...............    214,709     36.60      3.31     214,721     41.44      4.11     243,860     42.39      5.99
                             ---------  --------  --------   ---------  --------  --------   ---------  --------  --------
Total branch deposits......    552,167     94.14      2.07     485,522     93.72      2.68     469,705     81.65      4.34
Jumbo certificates
  of deposit...............     34,357      5.86      2.81      32,529      6.28      4.57     105,530     18.35      6.93
                             ---------  --------  --------   ---------  --------  --------   ---------  --------  --------
Total deposits.............  $ 586,524    100.00%     2.11%  $ 518,051    100.00%     2.79%  $ 575,235    100.00%     4.81%
                             =========  ========  ========   =========  ========  ========   =========  ========  ========

         At December 31, 2003, Patriot had $63,323,000 in brokered and branch certificate of deposit accounts in amounts of $100,000 or more maturing as follows.

                                            (IN THOUSANDS)
Three months or less..........................   $ 13,690
Over three through six months.................      3,462
Over six through 12 months....................     22,624
Over 12 months................................     23,547
                                                 --------
  Total.......................................   $ 63,323
                                                 ========

         FHLB ADVANCES AND FEDERAL FUNDS. Patriot utilizes borrowings as a source of funds for its growth strategy and its asset/liability management. Patriot is eligible to obtain advances from the FHLB upon the security of certain loan portfolios, mortgage-backed securities, and investment securities, provided certain standards related to creditworthiness have been met. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. Patriot also uses Federal Funds as a funding source. Federal Funds are transactions that are typically between financial institutions and are short-term unsecured borrowings. Total FHLB advances and federal funds borrowed at December 31, 2003 were $289,655,000 compared to $368,173,000 at December 31, 2002. The decrease in FHLB advances and federal funds was associated with the repayment of short-term FHLB advances. During 2003, Patriot prepaid $55,000,0000 in FHLB borrowings and restructured $72,000,000 in FHLB borrowings, which allowed Patriot to improve its interest rate risk profile.

         On June 20, 2003, Patriot entered into three pay variable receive fixed interest rate swaps to hedge changes in the fair value of designated fixed rate FHLB advances. The notional amount of these contracts totals $72 million and mature on May 29, 2008. The company has agreed to pay 3 month LIBOR plus a spread, with quarterly reset, and to receive a fixed rate equal to the rate paid on the individual FHLB advances.

         Since the terms of interest rate swaps mirror those of the hedged items, FHLB advances, Patriot has adopted the short cut method, as prescribed in SFAS No. 133, to account for these transactions. Therefore, no hedge ineffectiveness was recognized in earnings related to these fair value hedges.

         REPURCHASE AGREEMENTS. Patriot uses repurchase agreements as a funding source. Repurchase agreements are generally short-term obligations collateralized by government agency and other securities. Total repurchase agreements at December 31, 2003 were $44,407,000 compared to $14,210,000 at December 31, 2002. The increase in repurchase agreements was primarily due to the addition of $33,184,000 of brokered repurchase agreements offset by a decrease in customer repurchase agreements. The increase in repurchase agreements replaced FHLB advances that were repaid during 2003.

         The following table presents certain information regarding borrowed funds:

                                                                AT DECEMBER 31,
                                            -----------------------------------------------------------
                                                   2003               2002                 2001
                                            -----------------  -------------------  -------------------
                                                      AVERAGE              AVERAGE              AVERAGE
                                            BALANCE    RATE     BALANCE      RATE    BALANCE     RATE
                                            --------  -------  ---------   -------  ---------   -------
                                                                 (IN THOUSANDS)
Federal funds purchased...................  $ 20,000    1.00%  $  20,000      1.22% $       -         -%
FHLB advances.............................   269,655    4.24     348,173      4.59    387,179      5.57
Repurchase agreements.....................    44,407    1.19      14,210      1.79          -         -
Trust preferred debt......................    20,500    9.42      20,500      9.27     18,000     10.59
                                            --------  ------   ---------   -------  ---------   -------
       Total borrowings outstanding.......  $354,562    3.97%  $ 402,883      4.56% $ 405,179      5.79%
                                            ========  ======   =========   =======  =========   =======
Short-term (less than 1 year).............  $109,407    1.12%  $ 155,210      2.56% $  70,000      6.31%
Long-term (over 1 year)...................   245,155    5.24     247,673      5.82    335,179      5.68
                                            --------  ------   ---------   -------  ---------   -------
     Total borrowings outstanding.........  $354,562    3.97%  $ 402,883      4.56% $ 405,179      5.79%
                                            ========  ======   =========   =======  =========   =======

         SHAREHOLDERS' EQUITY. Total shareholders' equity was $65,743,000 at December 31, 2003, compared to $65,945,000 at December 31, 2002. The decrease was primarily the result of the repurchase of shares of Patriot Bank Corp. common stock, a decrease in accumulated other comprehensive income and cash dividends paid to shareholders offset by net income.

                          CRITICAL ACCOUNTING POLICIES

ALLOWANCE FOR CREDIT LOSSES

         The allowance for credit losses is based on management's ongoing evaluation of the loan and lease portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the portfolios, delinquency statistics, results of loan review and related classifications, and historic loss rates. In addition, certain individual loans which management has identified as problematic are specifically provided for, based upon an evaluation of the borrower's perceived ability to pay, the estimated adequacy of the underlying collateral and other relevant factors. In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for credit losses. They may require additions to the allowance based upon their judgements about information available to them at the time of examination. Although provisions have been established and segmented by type of loan, based upon management's assessment of their differing inherent loss characteristics, the entire allowance for losses on loans is available to absorb further loan losses in any category.

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

         Other repossessed property consists mostly of leased equipment returned to Patriot at the end of the lease. The off-lease equipment is recorded on Patriot's books at the lower of Patriot's carrying value in the lease or the fair value of the equipment as of the date of transfer to other repossessed property. Any excess of the recorded investment in the lease over the fair market value is recorded as a loss. Additionally, valuation of REO and other repossessed property is dependent to a great extent on current economic, market and geographic conditions, and that may, at least in part be beyond Patriot's control. It is at least reasonably possible that management's estimates included in the valuation of REO and other repossessed property could change in the near term. Patriot's current judgement is that the valuation of REO and other repossessed property remains appropriate at December 31, 2003.

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

         During 2003, $143,244,000 of liquidity was provided from the repayment and sale of securities. Additional liquidity of $94,435,000 was provided by deposit growth, $54,437,000 from the repayment of residential mortgage loans, net of new business and $30,197,000 by short-term repurchase agreements. These funds were used to purchase $177,297,000 of investment securities, repay $76,720,000 of borrowings and fund $68,395,000 of additional commercial loans, consumer loans and commercial leases, net of prepayments.

         At December 31, 2003, Patriot had outstanding loan commitments of $104,189,000. Patriot anticipates that it will have sufficient funds available to meet its loan commitments. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2003, totaled $106,601,000.

         CAPITAL RESOURCES. FDIC regulations currently require companies to maintain a minimum leverage capital ratio of not less than 3% of tier 1 capital to total adjusted assets, a tier 1 capital ratio of not less than 4% of risk-adjusted assets, and a minimum risk-based total capital ratio (based upon credit risk) of not less than 8%. The FDIC requires a minimum leverage capital requirement of 3% for institutions rated composite 1 under the CAMELS rating system. For all other institutions, the minimum leverage capital requirement is 3% plus at least an additional 1% to 2% (100 to 200 basis points). A bank is considered "well capitalized" if it maintains a minimum leverage capital ratio of not less than 5% of tier 1 capital to total adjusted assets, a tier 1 capital ratio of not less than 6% of risk adjusted assets, and a minimum risk-based total capital ratio (based upon credit risk) of not less than 10%. At December 31, 2003, Patriot Bank's and Patriot Bank Corp.'s capital ratios exceeded all requirements to be considered well capitalized. The following table sets forth the capital ratios of Patriot Bank Corp., Patriot Bank and the current regulatory requirements at December 31, 2003:


                                                                    AS OF DECEMBER 31,2003
                                                      ------------------------------------------------
                                                                                           TO BE WELL
                                                                                        CAPITALIZED UNDER
                                                                           FOR CAPITAL  PROMPT CORRECTIVE
                                                           ACTUAL       ADEQUACY PURPOSES    ACTION
                                                      ---------------   -----------------  ----------
                                                       AMOUNT   RATIO   AMOUNT  RATIO   AMOUNT   RATIO
                                                      --------  -----   -------  ----   -------  -----
                                                                         (IN THOUSAND)
Total capital(no risk weighted assets)
Patriot capital (to risk weighted assets)..........   $ 79,369  11.77%  $53,960     8%  $67,451     10%
Patriot Bank.......................................     77,086  11.45%   53,866     8%   67,333     10%

Tier I capital(to risk-weighted assets)
Patriot Bank Crop..................................     71,937  10,67%   26,980     4%   40,470      6%
Patriot Bank.......................................     69,636  10,34%   26,933     4%   40,400      6%

Tier I capital (to average assets)
Patriot Bank Crop..................................     71,937   7.29%   39,475     4%   49,344      5%
Patriot Bank.......................................     69,636   7.04%   39,582     4%   49,477      5%

         CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS. Patriot enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset liability management, and to meet required capital needs. These obligations require Patriot to make cash payments over time as detailed in the table below. (For further information regarding Patriot's contractual obligations, refer to footnotes 8 through 10 and 16 of our Consolidated Financial Statements, herein.)

         The following table represents Patriot's contractual obligation by maturity:

                                                                     PAYMENTS DUE BY PERIOD
                                                 ------------------------------------------------------------
                                                              LESS THAN                               AFTER
                                                   TOTAL        1 YEAR     1-3 YEARS    4-5 YEARS    5 YEARS
                                                 ---------   -----------  -----------   ---------   ---------
                                                                         (IN THOUSANDS)
CONTRACTUAL OBLIGATIONS:
Repurchase agreements......................... .  $ 44,407   $    44,407  $         -   $       -   $       -
FHLB advances..................................    269,655        45,000            -      69,655     155,000
Federal funds purchased........................     20,000        20,000            -           -           -
Trust preferred debt...........................     20,500             -            -           -      20,500
Operating leases...............................     11,613         1,075        1,884       1,744       6,910
                                                 ---------   -----------  -----------   ---------   ---------
Total contractual obligations..................  $ 366,175   $   110,482  $     1,884   $  71,399   $ 182,410
                                                 =========   ===========  ===========   =========   =========

         OFF-BALANCE SHEET ARRANGEMENTS. Patriot is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers, including commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of Patriot's involvement in particular classes of financial instruments.

         Patriot's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. Patriot uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Unless noted otherwise, Patriot requires collateral to support financial instruments with credit risk. For interest rate swaps, the contract or notional amounts do not represent exposure to credit loss. Patriot controls the credit risk of its interest rate swaps through credit approvals, limits and monitoring procedures. For further information regarding Patriot's off-balance sheet risk, refer to footnotes 15 and 17 of our Consolidated Financial Statements, herein.):

         The following table represents Patriot's commercial off-balance sheet commitments by maturity:

                                                     AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                            ----------------------------------------------------------
                                               TOTAL
                                              AMOUNTS   LESS THAN                               OVER
                                             COMMITTED   1 YEAR      1-3 YEARS    4-5 YEARS   5 YEARS
                                            ---------   ---------  ------------   ---------   --------
                                                                  (IN THOUSANDS)
OTHER COMMERCIAL COMMITMENTS:
Commercial loans.........................   $  46,069   $  16,247  $     25,953   $   3,097   $    772
Commercial leases........................      20,257      20,257             -           -          -
Financial letters of credit..............         584           -           574           -         10
Performance letters of credit............       1,444           -         1,158           -        286
Interest rate swaps......................      72,000           -             -      72,000          -
                                            ---------   ---------  ------------   ---------   --------
Total other commitments..................   $ 140,354   $  36,504  $     27,685   $  75,097   $  1,068
                                            =========   =========  ============   =========   ========

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

         Patriot uses three complementary methods to analyze and measure interest rate risk as part of the overall management of interest rate risk. They are income simulation modeling, estimates of economic value of equity, and static gap analysis. The combination of these three methods provides a reasonably comprehensive summary of the level of interest rate risk of Patriot when exposed to time factors and changes in interest rate environments.

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

   RATE RAMP
TO INTEREST RATES    % CHANGE
-----------------    --------
+2%                 (1.65%)
-2%                 (1.12%)

         Economic value of equity ("EVE") estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. As part of this evaluation the company has contracted with an independent consultant to perform an extensive core deposit analysis to appropriately estimate the discounted present value of the retail deposit franchise. Upward and downward rate shocks are used to measure volatility in relation to such interest rate movements in relation to an unchanged environment. This method of measurement primarily evaluates the longer term repricing risks and options in Patriot's balance sheet. Patriot has established policy limits for upward and downward rate shocks of 20% of economic value of equity at risk for every 100 basis points of interest rate shock. Additionally Patriot has a policy limit that the ratio of EVE adjusted equity to EVE adjusted assets will be maintained above a 5% ratio. The following table reflects the estimated economic value of equity at risk and the ratio of EVE adjusted equity to EVE adjusted assets at December 31, 2003, resulting from shocks to interest rates.

             PERCENT CHANGE  EVE EQUITY
RATE SHOCK     FROM BASE     EVE ASSETS
-----------  --------------  ----------
+2%          (5.35%)         12.53
+1%          (1.54)          12.69%
Base           -             12.56%
-1%          (7.98%)         11.36%
-2%         (29.31%)          8.63%

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

         The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003, which are anticipated, based upon certain assumptions, to re-price or mature in each of the future time periods shown. Loan amounts reflect principal balances expected to be repaid and/or re-priced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans and as a result of contractual rate adjustments on adjustable-rate loans. Estimated prepayment rates were applied to mortgage loans and mortgage-backed securities based upon industry expectations. Core deposit decay rates have been estimated based upon a historical analysis of core deposit trends. With the exceptions noted above, the amount of assets and liabilities shown which re-price or mature during a particular period were determined in accordance with the earlier of term to re-pricing or the contractual maturity of the asset or liability. The table sets forth the gap and cumulative gap as a percentage of total assets at December 31, 2003:

                                                         0-90      91-180     181-365
                                                         DAYS       DAYS        DAYS
                                                        ------     ------     -------
GAP to Total Assets ..............................      (4.00%)      4.46%       5.21%

Cumulative GAP to Total Assets ...................      (4.00%)       .46%       5.67%

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

                                 QUARTERLY DATA

The following table presents selected quarterly consolidated financial data:

                                                                        THREE MONTHS ENDED
                                  ------------------------------------------------------------------------------------------------
                                  DEC. 31,    SEPT. 30,    JUNE 30,    MARCH 31,    DEC. 31,    SEPT. 30,    JUNE 30,    MARCH 31,
                                    2003        2003         2003        2003         2002        2002         2002        2002
                                  --------    ---------    --------    ---------    --------    ---------    --------    ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total interest income ........    $ 14,909    $  14,297    $ 14,700    $  15,332    $ 15,759    $  16,583    $ 16,815    $  16,957
Total interest expense .......       6,428        6,580       7,273        7,556       8,166        8,962       9,549       10,181
                                  --------    ---------    --------    ---------    --------    ---------    --------    ---------
Net interest income ..........       8,481        7,717       7,427        7,776       7,593        7,621       7,266        6,776
Provision for credit losses ..       1,030          900         900        1,100       1,200        1,200       1,000          675
                                  --------    ---------    --------    ---------    --------    ---------    --------    ---------
Net interest income after
  provision for credit losses.       7,451        6,817       6,527        6,676       6,393        6,421       6,266        6,101
Other income .................       2,800        3,095       3,088        2,646       1,793        1,985       1,803        1,661
Other expenses ...............       7,473        7,289       6,980        6,681       5,943        5,901       5,487        5,333
                                  --------    ---------    --------    ---------    --------    ---------    --------    ---------
Income (loss) before taxes and
  cumulative effect of change
  in accounting principle ....       2,778        2,623       2,635        2,641       2,243        2,505       2,582        2,429
Income tax ...................         533          484         484          541         377          493         602          589
                                  --------    ---------    --------    ---------    --------    ---------    --------    ---------
Net income ...................    $  2,245    $   2,139    $  2,151    $   2,100    $  1,866    $   2,012    $  1,980    $   1,840
                                  ========    =========    ========    =========    ========    =========    ========    =========
DILUTED EARNINGS PER SHARE:
Net income ...................    $   0.33    $    0.32    $   0.32    $    0.31    $   0.30    $    0.29    $   0.28    $    0.27
                                  ========    =========    ========    =========    ========    =========    ========    =========
Dividends per share ..........    $  .1350    $   .1300    $  .1200    $   .1091    $  .1000    $   .0940    $  .0900    $   .0890
Market prices - high .........    $  29.21    $   22.30    $  18.87    $   15.61    $  15.47    $   14.24    $  15.00    $   13.78
Market prices - low ..........    $  19.74    $   17.04    $  15.86    $  13.31     $  13.46    $   12.96    $  13.38    $   10.50

      RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

         SUMMARY. For the year ended December 31, 2002, Patriot reported net income of $7,698,000 or $1.14 diluted earnings per share. For the year ended December 31, 2001, Patriot reported net income of $6,099,000 or $.92 diluted earnings per share. Return on average equity was 12.05% for 2002 and 10.52% for 2001.

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

         Interest on total deposits was $14,479,000 for 2002 compared to $27,690,000 for 2001. The average balance of total deposits was $518,051,000 with an average cost of 2.79% for 2002 compared to an average balance of $575,235,000 with an average cost of 4.81% for 2001. The decrease in the average balance of deposits is primarily the result of a decrease in Patriot's jumbo certificate of deposits, offset by increases in branch deposits which consists of money market accounts, transaction based deposit accounts and other certificates of deposits. The average balance on jumbo certificates of deposit decreased to $32,529,000 in 2002 compared to $105,530,000 in 2001. The average balance of retail deposits (total deposits less jumbo certificate of deposits) was $485,522,000 with an average cost of 2.68% for 2002 compared to an average balance of $469,705,000 with an average cost of 4.34% for 2001. The increase in average balance of retail deposits is the result of growth in savings, checking and money market accounts offset by a decrease in branch certificates of deposit. The overall decrease in the average cost on deposits is primarily the result of a decrease in interest rates and emphasis placed on lower cost transaction based deposit accounts.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The discussion concerning the effects of interest rate changes on Patriot's estimated net interest income for the year ending December 31, 2002, set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Management of Interest Rate Risk" in Item 7 hereof, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                MANAGEMENT REPORT

FINANCIAL STATEMENTS

         Patriot Bank Corp. ("Patriot") is responsible for the preparation, integrity and fair presentation of its published financial statements as of December 31, 2003, and the year then ended. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and as such, include amounts, some of which are based on judgments and estimates of management.

INTERNAL CONTROLS

         Management of Patriot is responsible for establishing and maintaining effective internal control over financial reporting presented in conformity with both accounting principles generally accepted in the United States of America, including controls over the safeguarding of assets, and the Federal Financial Institutions Examination Council instructions for Consolidated Reports of Condition and Income (Call Report Instructions). This internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

         There are inherent limitations in any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

         Management assessed Patriot's internal control over financial reporting presented in conformity with both accounting principles generally accepted in the United States of America, including controls over the safeguarding of assets, and call report instructions as of December 31, 2003. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2003, the Company maintained effective internal control over financial reporting presented in conformity with both accounting principles generally accepted in the United States of America, including controls over the safeguarding of assets, and Call Report Instructions.

COMPLIANCE WITH LAWS AND REGULATIONS

         Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the Federal Deposit Insurance Corporation as safety and soundness laws and regulations.

         Management assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes Patriot complied, in all significant respects, with the designated laws and regulations relating to safety and soundness for the year ended December 31, 2003.

/s/ Richard A. Elko                                    /s/ James G. Blume
--------------------------                             -------------------------
Richard A. Elko                                        James G. Blume
President and                                          Senior Vice President and
Chief Financial Officer                                Chief Executive Officer

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Patriot Bank Corp:

         We have audited the accompanying consolidated balance sheets of Patriot Bank Corp. and subsidiaries ("Patriot") as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Patriot's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Notes 2 and 4 to the consolidated financial statements, Patriot adopted Statement of Financial Accounting Standards (SFAS) No.142, Goodwill and Other Intangible Assets in 2002 and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities in 2001.

KPMG LLP

KPMG LLP
Philadelphia, Pennsylvania
February 20, 2004

                      PATRIOT BANK CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                        DECEMBER 31,
                                                                                ----------------------------
                                                                                    2003            2002
                                                                                ------------    ------------
                                                                             (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Cash and due from banks ..................................................      $     16,040    $     15,741
Interest-earning deposits in other financial institutions ................             1,705           1,098
                                                                                ------------    ------------
    Total cash and cash equivalents ......................................            17,745          16,839
Securities available for sale ............................................           347,140         315,868
Loans held for sale ......................................................             4,363           4,314
Loans and leases receivable, net of allowances for credit losses of $6,904
    and $6,922 at December 31, 2003 and 2002, respectively ...............           618,595         611,295
Premises and equipment, net ..............................................            11,008           7,612
Accrued interest receivable ..............................................             3,591           3,946
Real estate owned and other repossessed property .........................               401             404
Cash surrender value life insurance ......................................            18,993          18,208
Goodwill .................................................................            11,477           8,777
Amortizing intangible assets .............................................             4,014           3,137
Other assets .............................................................             6,321           4,743
                                                                                ------------    ------------
    Total assets .........................................................      $  1,043,648    $    995,143
                                                                                ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits .................................................................      $    613,555    $    519,120
FHLB advances and federal funds ..........................................           289,655         368,173
Repurchase agreements ....................................................            44,407          14,210
Advances from borrowers for taxes and insurance ..........................             1,592           2,208
Junior subordinated debt .................................................            20,500          20,500
Other liabilities ........................................................             8,196           4,987
                                                                                ------------    ------------
    Total liabilities ....................................................           977,905         929,198
                                                                                ============    ============
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued
  at December 31, 2003 and 2002, respectively ............................                 -               -
Common stock, no par value, 20,000,000 shares authorized, 7,216,077 and
  7,216,480 shares issued at December 31, 2003 and 2002, respectively ....                 -               -
Additional paid-in capital ...............................................            69,061          57,611
Common stock acquired by ESOP, 311,084 and 339,364
    shares at cost at December 31, 2003 and 2002, respectively ...........            (1,571)         (1,638)
Common stock acquired by MRP, 4,897 and 9,051 shares
    at amortized cost at December 31, 2003 and 2002, respectively ........               (55)            (98)
Retained earnings ........................................................             8,728          13,855
Treasury stock acquired, 591,071 and 516,174 shares at cost at
    December 31, 2003 and 2002, respectively .............................           (10,836)         (6,441)
Accumulated other comprehensive income ...................................               416           2,656
                                                                                ------------    ------------
    Total shareholders' equity ...........................................            65,743          65,945
                                                                                ------------    ------------
    Total liabilities and shareholders' equity ...........................      $  1,043,648    $    995,143
                                                                                ============    ============

        The accompanying notes are an integral part of these statements.

                      PATRIOT BANK CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                       YEAR ENDED DECEMBER 31,
                                                                               --------------------------------------
                                                                                  2003          2002          2001
                                                                               ----------    ----------    ----------
                                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
INTEREST INCOME
Interest-earning deposits .................................................    $       15    $       73    $      508
Investment securities .....................................................        16,384        17,021        21,220
Loans and leases ..........................................................        42,839        49,020        54,122
                                                                               ----------    ----------    ----------
    Total interest income .................................................        59,238        66,114        75,850
                                                                               ----------    ----------    ----------
INTEREST EXPENSE
Deposits ..................................................................        12,376        14,479        27,690
Short-term borrowings .....................................................         1,760         4,232         2,387
Long-term borrowings ......................................................        13,701        18,147        22,132
                                                                               ----------    ----------    ----------
    Total interest expense ................................................        27,837        36,858        52,209
                                                                               ----------    ----------    ----------
Net interest income before provision for credit losses ....................        31,401        29,256        23,641
Provision for credit losses ...............................................         3,930         4,075         2,000
                                                                               ----------    ----------    ----------
Net interest income after provision for credit losses .....................        27,471        25,181        21,641
                                                                               ----------    ----------    ----------
NON-INTEREST INCOME
Service fees on deposits ..................................................         3,657         2,847         2,445
Fees on loans and leases ..................................................         1,792         1,176         1,565
Investment gains ..........................................................         1,324         1,351           558
Gains on sale of loans and leases .........................................         2,326         1,928         1,791
BOLI ......................................................................           796           912           867
Patriot Advisors' commissions .............................................         2,333           294           283
Other non-interest income .................................................           121           221           383
Loss on the disposition of borrowings .....................................          (720)       (1,488)            -
                                                                               ----------    ----------    ----------
    Total non-interest income .............................................        11,629         7,241         7,892
                                                                               ----------    ----------    ----------
NON-INTEREST EXPENSE
Salaries and employee benefits ............................................        16,616        12,757         9,748
Occupancy and equipment ...................................................         4,380         4,065         4,538
Professional services .....................................................         1,228         1,281           960
Advertising ...............................................................           805           745           822
Deposit processing ........................................................         1,187         1,117         1,096
Amortization of intangible assets .........................................           533           486         1,216
Office supplies and postage ...............................................           934           739           819
Non-income based tax ......................................................           762           736           643
Other operating expenses ..................................................         1,978           738           926
                                                                               ----------    ----------    ----------
    Total non-interest expense ............................................        28,423        22,664        20,768
                                                                               ----------    ----------    ----------
Income before taxes and cumulative effect of change in accounting principle        10,677         9,758         8,765
Income tax expense ........................................................         2,042         2,060         2,462
                                                                               ----------    ----------    ----------
Income before cumulative effect of change in accounting principle .........         8,635         7,698         6,303
Cumulative effect of change in accounting principle,
  net of ($105) in income taxes ...........................................             -             -          (204)
                                                                               ----------    ----------    ----------
Net income ................................................................    $    8,635    $    7,698    $    6,099
                                                                               ==========    ==========    ==========
BASIC EARNINGS PER SHARE:
Income before cumulative effect of change in accounting principle .........    $     1.36    $     1.18    $     0.97
Cumulative effect of change in accounting principle .......................             -             -          (.03)
                                                                               ----------    ----------    ----------
Net income ................................................................    $     1.36    $     1.18    $     0.94
                                                                               ==========    ==========    ==========
DILUTED EARNINGS PER SHARE:
Income before cumulative effect of change in accounting principle .........    $     1.28    $     1.14    $     0.96
Cumulative effect of change in accounting principle .......................             -             -          (.04)
                                                                               ----------    ----------    ----------
Net income ................................................................    $     1.28    $     1.14    $     0.92
                                                                               ==========    ==========    ==========
Dividends per share .......................................................    $     0.49    $     0.37    $     0.34
                                                                               ==========    ==========    ==========

        The accompanying notes are an integral part of these statements.

                      PATRIOT BANK CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                     ACCUMULATED
                                      NUMBER   ADDITIONAL                                              OTHER
                                        OF       PAID-IN                      RETAINED   TREASURY   COMPREHENSIVE
                                      SHARES     CAPITAL     ESOP      MRP    EARNINGS     STOCK       INCOME        TOTAL
                                      ------   ----------   -------   -----   --------   --------   -------------   --------
                                                  (YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001, IN THOUSANDS)
BALANCE AT JANUARY 1, 2001 .......     5,784   $   58,174   $(1,999)  $(241)  $  4,833   $ (4,043)  $      (4,924)  $ 51,800
                                      ------   ----------   -------   -----   --------   --------   -------------   --------
Release and amortization of MRP ..        52           42         -     173          -          -               -        215
Release of ESOP shares ...........        26           58       180       -          -          -               -        238
Sale of stock associated with ESPP         7            -         -       -          -         59               -         59
Change in unrealized gains on
  securities available for sale,
  net of taxes ...................         -            -         -       -          -          -           5,103      5,103
Exercise of stock options ........       111         (407)        -       -          -        933               -        526
Net income .......................         -            -         -       -      6,099          -               -      6,099
Cash dividends paid ..............         -            -         -       -     (2,334)         -               -     (2,334)
                                      ------   ----------   -------   -----   --------   --------   -------------   --------
BALANCE AT DECEMBER 31, 2001 .....     5,980   $   57,867   $(1,819)  $ (68)  $  8,598   $ (3,051)  $         179   $ 61,706
                                      ======   ==========   =======   =====   ========   ========   =============   ========
Common stock issued ..............         5           70         -       -          -          -               -         70
Common stock acquired by MRP .....        (5)           -         -     (70)         -          -               -        (70)
Release and amortization of MRP ..         2            -         -      40          -          -               -         40
Purchase of treasury stock .......      (293)           -         -       -          -     (4,189)              -     (4,189)
Release of ESOP shares ...........        26          172       181       -          -          -               -        353
Sale of stock associated with ESPP         9            -         -       -          -        118               -        118
Change in unrealized gains on
  securities available for sale,
  net of taxes ...................         -            -         -       -          -          -           2,477      2,477
Exercise of stock options ........        50         (498)        -       -          -        680               -        182
Stock awards .....................         -            -         -       -          -          1               -          1
Net income .......................         -            -         -       -      7,698          -               -      7,698
Cash dividends paid ..............         -            -         -       -     (2,441)         -               -     (2,441)
                                      ------   ----------   -------   -----   --------   --------   -------------   --------
BALANCE AT DECEMBER 31, 2002 .....     5,774   $   57,611   $(1,638)  $ (98)  $ 13,855   $ (6,441)  $       2,656   $ 65,945
                                      ======   ==========   =======   =====   ========   ========   =============   ========
Release and amortization of MRP ..         4           11         -      43          -          -               -         54
Purchase of treasury stock .......      (349)           -         -       -          -     (7,070)              -     (7,070)
Release of ESOP shares ...........        28          457        67       -          -          -               -        524
Sale of stock associated with ESPP         9            -         -       -          -        137               -        137
Change in unrealized gains on
  securities available for sale,
  net of taxes ...................         -            -         -       -          -          -          (2,240)    (2,240)
Exercise of stock options ........       210         (373)        -       -          -      1,780               -      1,407
Stock compensation tax benefit ...         -          727         -       -          -          -               -        727
Issuance of stock for acquisitions        50            -         -       -          -        758               -        758
Stock dividend ...................       583       10,628         -       -    (10,628)         -               -          -
Net income .......................         -            -         -       -      8,635          -               -      8,635
Cash dividends paid ..............         -            -         -       -     (3,134)         -               -     (3,134)
                                      ------   ----------   -------   -----   --------   --------   -------------   --------
BALANCE AT DECEMBER 31, 2003 .....     6,309   $   69,061   $(1,571)  $ (55)  $  8,728   $(10,836)  $         416   $ 65,743
                                      ======   ==========   =======   =====   ========   ========   =============   ========

        The accompanying notes are an integral part of these statements.

                      PATRIOT BANK CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    YEAR ENDED DECEMBER 31,
                                                                                            -------------------------------------
                                                                                              2003          2002          2001
                                                                                            ---------     ---------     ---------
                                                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...............................................................................   $   8,635     $   7,698     $   6,099
Adjustments to reconcile net income to net cash provided by operating activities
  Amortization and accretion of:
    Deferred loan origination costs (fees)...............................................         926          (717)         (310)
    Premiums (discounts).................................................................         712        (1,010)       (1,914)
    MRP shares...........................................................................          54            40           215
    Goodwill and other intangible assets.................................................         533           486         1,216
  Provision for credit losses............................................................       3,930         4,075         2,000
  Release of ESOP shares.................................................................         524           353           238
  Gain on sale of investment securities..................................................      (1,324)       (1,351)         (249)
  Loss on disposition of borrowings......................................................         720         1,488             -
  (Gain) Loss on sale and write down of real estate owned and other repossessed assets...          (2)          194            63
  Depreciation of premises and equipment.................................................       1,527         1,278         1,546
  (Gain) loss on disposition of equipment................................................          (5)           57             -
  Mortgage loans originated for sale.....................................................    (121,905)      (90,436)      (81,371)
  Mortgage loans sold....................................................................     121,857        92,774        83,283
  Deferred income tax (expense) benefit..................................................        (434)          155        (1,358)
  Stock compensation tax benefit.........................................................         727             -             -
  Increase in cash surrender value of life insurance.....................................        (785)         (903)         (822)
  Decrease in accrued interest receivable................................................         355            42         1,137
  (Increase) decrease in other assets....................................................         239           (33)           54
  (Decrease) increase in other liabilities...............................................      (1,862)       (1,097)        3,584
                                                                                            ---------     ---------     ---------
      Net cash provided by operating activities..........................................      14,422        13,093        13,411
                                                                                            ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Loan originations and principal payments on loans, net.................................     (13,958)       26,768         4,109
  Proceeds from the sale of securities-- available for sale..............................      47,846        65,701        50,920
  Proceeds from the maturity of securities-- available for sale..........................      95,398       104,206        57,733
  Proceeds from the maturity of securities-- held to maturity............................           -        11,638        38,382
  Purchase of securities-- available for sale............................................    (177,297)     (199,135)      (41,010)
  Proceeds from sale of real estate owned................................................       1,806         1,268         1,641
  Cash paid in business combination......................................................      (1,067)            -             -
  Purchase of premises and equipment.....................................................      (4,884)       (2,224)         (746)
  Proceeds from sale of premises and equipment...........................................          12            35            16
                                                                                            ---------     ---------     ---------
      Net cash (used in) provided by investing activities................................     (52,144)        8,257       111,045
                                                                                            ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in deposits........................................................      94,435       (14,743)     (116,095)
  (Repayment of) proceeds from short term borrowings.....................................     (76.720)       31,000       (10,651)
  Proceeds from short term repurchase agreements.........................................      30,197        14,210             -
  Funding (repurchase) of junior subordinated debt.......................................           -         2,500        (1,000)
  Repayment of long term borrowings......................................................          (8)      (51,494)           (7)
  Decrease in advances from borrowers for taxes and insurance............................        (616)       (1,121)         (564)
  Cash dividends paid to shareholders....................................................      (3,134)       (2,441)       (2,334)
  Proceeds from the sale of stock associated with ESPP...................................         137           118            59
  Proceeds from the exercise of stock options, net of tax benefit........................       1,407           182           526
  Purchase of treasury stock, net of stock awards........................................      (7,070)       (4,188)            -
                                                                                            ---------     ---------     ---------
      Net cash provided by (used in) financing activities................................      38,628       (25,977)     (130,066)
                                                                                            ---------     ---------     ---------
  Increase (decrease) in cash and cash equivalents.......................................         906        (4,627)       (5,610)
Cash and cash equivalents at beginning of year...........................................      16,839        21,466        27,076
                                                                                            ---------     ---------     ---------
Cash and cash equivalents at end of year.................................................   $  17,745     $  16,839     $  21,466
                                                                                            =========     =========     =========
SUPPLEMENTAL DISCLOSURES
Cash paid for interest on deposits.......................................................   $  12,772     $  14,261     $  27,433
Cash paid (received) for income taxes....................................................   $   2,581     $   1,575     $    (172)
Transfers from loans and leases to real estate owned and other repossessed property......   $   1,801     $   1,517     $   1,900
Transfer of securities to available for sale from held to maturity.......................   $       -     $ (31,357)    $(220,471)
Reclassification of long-term borrowings to short-term borrowings........................   $       -     $  40,000     $       -

        The accompanying notes are an integral part of these statements.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL DISCLOSURES (CONTINUED)

         On January 3, 2003, Patriot purchased the stock of Bonds & Paulus Associates, Inc. for $458,000 plus contingent consideration to be paid in shares of Patriot Bank Corp. common stock based upon future revenues of Bonds & Paulus Associates, Inc. Of the $458,000, $115,000 was paid in cash and 22,810 shares of Patriot Bank Corp. common stock having a value of $343,000 were issued at closing. In conjunction with the acquisition of Bonds & Paulus Associates, Inc., liabilities were assumed as follows:

Fair value of assets acquired.........................     $ 1,671
Cash paid ............................................        (115)
Stock issued..........................................        (343)
                                                           -------
Liabilities assumed...................................     $ 1,213

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

Fair value of assets acquired.........................     $ 2,114
Cash paid.............................................        (414)
Stock issued..........................................        (415)
                                                           -------
Liabilities assumed...................................     $ 1,285

         On September 5, 2003, Patriot purchased the stock of Tyler Wealth Counselors for $650,000 in cash. In conjunction with the acquisition of Tyler Wealth Counselors liabilities were assumed as follows:

Fair value of assets acquired.........................     $   687
Cash paid.............................................        (650)
Stock issued..........................................          --
                                                           -------
Liabilities assumed...................................     $    37

        The accompanying notes are an integral part of these statements.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                              -------------------------------
                                                                               2003         2002       2001
                                                                              -------      -------    -------
                                                                                      (IN THOUSANDS)
Net income ..............................................................     $ 8,635      $ 7,698    $ 6,099
Other comprehensive income
  Unrealized gains on securities
    Unrealized gains associated with change in accounting principle......          --           --      3,000
    Unrealized holding (losses) gains arising during the period .........      (1,366)       3,368      2,267
  Less: Reclassification adjustment for gains included in net income
    Net gains on the sale of investment securities ......................      (1,324)      (1,351)      (249)
    Income tax expense associated with net gains on the sale of
      investment securities .............................................         450          459         85
                                                                              -------      -------    -------
  Comprehensive income ..................................................     $ 6,395      $10,174    $11,202
                                                                              =======      =======    =======

        The accompanying notes are an integral part of these statements.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In December 2003, Patriot Bank Corp. ("Patriot") and Susquehanna Bancshares, Inc. ("Susquehanna") announced the signing of a definitive merger agreement pursuant to which Susquehanna will acquire Patriot in a stock and cash transaction valued at $212 million, based on Susquehanna's market price as of the date of the agreement.

         The transaction, unanimously approved by the boards of directors of both companies, will enhance Susquehanna's presence in Pennsylvania, particularly in the high-growth counties of Berks, Chester, Lehigh, Montgomery and Northampton. Upon completion of the transaction, Susquehanna will become the fifth largest banking company headquartered in Pennsylvania with total assets of over $7 billion.

         Under the terms of the merger agreement, shareholders of Patriot will be entitled to elect to receive in exchange for shares of Patriot common stock either $30.00 in cash, 1.143 common shares of Susquehanna or a combination thereof. Patriot shareholder elections are subject to allocation procedures. The application of these procedures will result in the exchange of 20 percent of the Patriot shares and options for cash, and the remaining Patriot shares and options will be exchanged for Susquehanna common stock or converted to Susquehanna options, as appropriate. Based upon the stated value of $30.00 per share, the transaction price represents 298 percent of Patriot's book value and
21.4 times Patriot's 2004 earnings per share estimate as reported by First Call. It is anticipated that the transaction will be completed during the second quarter of 2004, pending regulatory approvals and the approval of shareholders of Patriot and Susquehanna.

         The following is a description of the significant accounting policies of Patriot and its subsidiaries. Such accounting and reporting policies conform with generally accepted accounting principles and predominant practices within the financial institution industry.

         Patriot, through its subsidiaries, offers a broad range of lending, depository and related financial services to small businesses and consumers primarily through 19 financial services offices located in Berks, Chester, Lehigh, Montgomery and Northampton counties in Pennsylvania and through direct mail and various electronic and telephonic means.

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

BASIS OF FINANCIAL PRESENTATION

         The accompanying financial statements include the accounts of the parent company, Patriot Bank Corp. and its subsidiaries: Patriot Bank and its subsidiaries, Marathon Management Company, Patriot Investment & Insurance Company, Patriot Commercial Leasing Company, Inc., Patriot Investment Company, and Patriot Advisors, Inc. All material inter-company balances and transactions have been eliminated in consolidation.

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

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2003

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING GUIDANCE

         In April 2003, the FASB issued SFAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including derivatives embedded in other contracts and hedging activities. This Statement amends Statement No. 133 for decisions made by the FASB as part of its Derivatives Implementation Group process. This Statement also amends Statement No. 133 to incorporate clarifications of the definition of a derivative. This Statement is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. The adoption of this Statement did not have an impact on Patriot's earnings, financial condition, or equity.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise, is effective at the beginning of the first interim period after June 15, 2003. The adoption of this Statement did not have an impact on Patriot's earnings, financial condition, or equity.

         In November 2002, the FASB issued Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. There was no impact on earnings, financial condition or equity upon adoption of FIN 45. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the disclosure requirements of FIN 45 did not have an impact on the financial statements or notes to the financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46 Revised (FIN 46R), issued in December 2003, replaces FIN 46. FIN 46R requires public entities to apply FIN 46 or FIN 46R to all entities that are considered special-purpose entities in practice and under the FASB literature that was applied before the issuance of FIN 46 by the end of the first reporting period that ends after December 15, 2003. For any variable interest entities (VIE) that must be consolidated under FIN 46R, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of FIN 46R did not have a material impact on Patriot's consolidated earnings, financial condition, or equity, nor has there been any additional requirement for disclosure.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2003

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         In December 2003, the Emerging Issues Task Force issued EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The EITF addresses disclosure requirements regarding information about temporarily impaired investments. The requirements are effective for fiscal years ending after December 15, 2003 for all entities that have debt or marketable equity securities with market values below carrying values. The requirements apply to investments in debt and marketable equity securities that are accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The requirements apply only to annual financial statements. As of December 31, 2003, Patriot has included the required disclosures in their financial statements.

         In December 2003, the AICPA's Accounting Standards Executive Committee (AcSEC) issued SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The SOP is effective for loans acquired in fiscal years beginning after December 15,2004, with early adoption encouraged. A certain transition provision applies for certain aspects of loans currently within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all nongovernmental entities, including not-for-profit organizations. The SOP does not apply to loans originated by the entity. The adoption of this Statement did not have an impact on Patriot's earnings, financial condition, or equity.

         In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The requirements of Statement No. 148 are effective for fiscal years ending after December 15,2002, except for financial reports containing condensed financial statements for interim periods. Patriot continues to account for stock based compensation under APB No. 25. If Statement No. 123 would have been applied it would have had the following impact:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                              -------------------------------
                                                                               2003         2002       2001
                                                                              -------      -------    -------
                                                                                       (IN THOUSANDS)
Net income, as reported..............................................         $ 8,635      $ 7,698    $ 6,099
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects........................................            (182)        (131)      (198)
                                                                              -------      -------    -------
Pro forma net income.................................................         $ 8,453      $ 7,567    $ 5,901
                                                                              =======      =======    =======
Earnings per share:
   Basic -- as reported..............................................         $  1.36      $  1.18    $   .94
                                                                              =======      =======    =======
   Basic -- pro forma................................................         $  1.33      $  1.15    $   .91
                                                                              =======      =======    =======
   Diluted -- as reported............................................         $  1.28      $  1.14    $   .92
                                                                              =======      =======    =======
   Diluted -- pro forma..............................................         $  1.25      $  1.13    $   .89
                                                                              =======      =======    =======

         On April 22, 2003, the FASB announced its intention to require that all companies expense the value of employee stock options. The FASB plans to issue a new exposure draft that could become effective in 2004. Until the new Statement is issued, the provisions of Statement No. 123 remain in effect.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2003

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

SECURITIES

         Securities for which Patriot has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Securities expected to be held for an indefinite period of time are classified as available for sale and are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity, net of estimated income taxes. Securities that are bought and held principally for the purpose of selling are classified as trading and reported at fair value, with unrealized gains and losses included in earnings. Patriot has no securities held for trading. Gains or losses on the sales of securities are recognized at trade date utilizing the specific identification method. The amortization of premiums and the accretion of discounts on Patriot's investment securities are accounted for using a method, which approximates a level yield based on principal amortizations or call dates on non-amortizing callable securities

LOANS HELD FOR SALE

         Loans held for sale consist of residential mortgage loans originated by Patriot. They are recorded at the lower of cost or estimated fair value on an aggregate basis.

LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES

         Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at unpaid principal balances and net of deferred loan origination fees and discounts. Interest is accrued and credited to operations based upon the principal amount of loans outstanding. Loan origination fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans, adjusted for estimated prepayments based on Patriot's historical prepayment experience. Patriot discontinues the amortization of deferred fees and costs on non-accrual loans.

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

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2003

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Uncollectible interest on loans and leases that are generally past due ninety days or greater is charged off. Loans are returned to an accrual status when payments become current and other factors indicating doubtful collectibility cease to exist. Patriot records payments on non-accrual loans according to the loan amortization schedule, therefore, recognizing interest income at the time of payment.

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

GOODWILL

         Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions.
In accordance with Statement No. 142, goodwill is no longer amortized but is subject to periodic impairment testing. Prior to the adoption of Statement No. 142, goodwill was amortized straight-line based on a 15-year useful life.

RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform with the current year's presentation. These reclassifications had no effect on net income.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2003

NOTE 2 -- INTANGIBLE ASSETS

         A summary of non-amortizing and amortizing intangible assets at December 31 is as follows:

                                                               2003                                   2002
                                               ------------------------------------    ------------------------------------
                                                GROSS                         NET       GROSS                        NET
                                               CARRYING     ACCUMULATED    CARRYING    CARRYING     ACCUMULATED    CARRYING
                                                AMOUNT     AMORTIZATION     AMOUNT      AMOUNT      AMORTIZATION    AMOUNT
                                               ---------   ------------    --------    ---------    ------------   --------
                                                                             (IN THOUSANDS)
NON-AMORTIZING INTANGIBLE ASSETS:
GOODWILL   ...............................     $  13,675   $      2,198    $ 11,477    $  10,975    $      2,198   $  8,777
AMORTIZING INTANGIBLE ASSETS:
 Core deposit intangible .................         4,606          2,193       2,413        4,606           1,729      2,877
 Customer lists ..........................         1,521             70       1,451           --              --         --
 Originated mortgage servicing rights.....           664            514         150          664             404        260
                                               ---------   ------------    --------    ---------    ------------   --------
 Total amortizing intangible assets.......         6,791          2,777       4,014        5,270           2,133      3,137
                                               ---------   ------------    --------    ---------    ------------   --------
 Total intangible assets .................     $  20,466   $      4,975    $ 15,491    $  16,245    $      4,331   $ 11,914
                                               =========   ============    ========    =========    ============   ========

Amortization expense of goodwill and core deposit intangible for the years ended December 31 is as follows:

                                                          2003           2002          2001
                                                        ---------      ---------     ---------
                                                                     (IN THOUSANDS)
 AMORTIZATION EXPENSE.......................            $     533      $     486     $  1,216

 THE ESTIMATED AMORTIZATION EXPENSE OF INTANGIBLE ASSETS FOR EACH OF THE FIVE SUCCEEDING FISCAL YEARS IS AS FOLLOWS:

                                                                 ESTIMATED EXPENSE
                                                                 -----------------
FOR THE YEAR ENDED                                                 (IN THOUSANDS)
December 31, 2004 ...........................................      $      614
December 31, 2005............................................             567
December 31, 2006............................................             552
December 31, 2007............................................             398
December 31. 2008............................................             384

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2003

 NOTE 2 -- INTANGIBLE ASSETS (CONTINUED)

The changes in the carrying amount of goodwill for the years ended December 31 are as follows:

                                                                       MORTGAGE  FINANCIAL   COMMERCIAL
                                                            BANKING    BANKING    ADVISORS     LEASING    TOTAL
                                                            --------   --------  ---------   ----------  -------
                                                                              (IN  THOUSANDS)
BALANCE AS OF JANUARY 1, 2002 ................              $  6,909   $     --  $      --   $    1,779  $ 8,688
Goodwill acquired during the year ............                    --         --         --           89       89
Impairment losses ............................                    --         --         --           --       --
                                                            --------   --------  ---------   ----------  -------
Balance as of December 31, 2002 ..............              $  6,909   $     --  $      --   $    1,868  $ 8,777
                                                            ========   ========  =========   ==========  =======
BALANCE AS OF JANUARY 1, 2003 ................              $  6,909   $     --  $      --   $    1,868  $ 8,777

Goodwill acquired during the year ............                    --         --      2,663           37    2,700
Impairment losses ............................                    --         --         --           --       --
                                                            --------   --------  ---------   ----------  -------
Balance as of December 31, 2003 ..............              $  6,909   $     --  $   2,663   $    1,905  $11,477
                                                            ========   ========  =========   ==========  =======

         The following table sets forth the computation of basic and diluted net income per share adjusted for the adoption of SFAS No. 142.

                                                                          2003          2002          2001
                                                                         -------       ------        ------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Reported net income................................................      $ 8,635       $7,698        $6,099
Add back: goodwill amortization ...................................           --           --           730
Tax effect.........................................................           --           --          (248)
                                                                         -------       ------        ------
Adjusted net income................................................      $ 8,635       $7,698        $6,581
                                                                         =======       ======        ======
NET INCOME PER SHARE - BASIC:
  Reported net income..............................................      $  1.36       $ 1.18        $ 0.94
  Goodwill amortization............................................           --           --          0.08
                                                                         -------       ------        ------
Adjusted net income per share - basic..............................      $  1.36       $ 1.18        $ 1.02
                                                                         =======       ======        ======
NET INCOME PER SHARE - DILUTED:
  Reported net income..............................................      $  1.28       $ 1.14        $ 0.92
  Goodwill amortization............................................           --           --          0.08
                                                                         -------       ------        ------
Adjusted net income per share - diluted............................      $  1.28       $ 1.14        $ 1.00
                                                                         =======       ======        ======

         An impairment evaluation has been completed as of December 31, 2003. Based on this evaluation, there was no indication of impairment.

NOTE 3 -- RESTRICTIONS ON CASH AND AMOUNTS DUE FROM DEPOSITORY INSTITUTIONS

         Patriot is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those reserve balances for the reserve computation periods which include December 31, 2003 and 2002, were $176,000 and $218,000, respectively.

                      PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2003

NOTE 4 -- SECURITIES

     The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows:

                                                                                                   2003
                                                                              ------------------------------------------------
                                                                                            GROSS        GROSS
                                                                              AMORTIZED   UNREALIZED   UNREALIZED    ESTIMATED
                                                                                 COST       GAINS        LOSS       FAIR VALUE
                                                                              ---------   ----------   ----------   ----------
                                                                                                 (IN THOUSANDS)
 AVAILABLE FOR SALE:
 Investment securities:
   U.S. Treasury and government agency securities........................     $  27,692   $      397   $       95   $  27,994
   Corporate debt securities.............................................        17,629          269          728      17,170
   FHLMC/FNMA preferred stock............................................       100,892        1,559          347     102,104
   FHLB /FRB stock.......................................................        15,399           --           --      15,399
   Equity securities.....................................................           299           --           40         259

 Mortgage-backed securities:
   FHLMC.................................................................        59,011          338          435      58,914
   FNMA..................................................................       125,156          651          948     124,859
   GNMA..................................................................            61            8           --          69

 Collateralized mortgage obligations:
   FHLMC.................................................................            14           --           --          14
   FNMA..................................................................           357            1           --         458
                                                                              ---------   ----------   ----------   ---------
       Total securities available for sale...............................     $ 346,510   $    3,223   $    2,593   $ 347,140
                                                                              =========   ==========   ==========   =========

                                                                                                   2002
                                                                              ------------------------------------------------
                                                                                            GROSS        GROSS
                                                                              AMORTIZED   UNREALIZED   UNREALIZED    ESTIMATED
                                                                                 COST       GAINS        LOSS       FAIR VALUE
                                                                              ---------   ----------   ----------   ----------
                                                                                                 (IN THOUSANDS)
 AVAILABLE FOR SALE:
 Investment securities:
   U.S. Treasury and government agency securities........................     $  66,304    $     599   $      652   $  66,251
   Corporate debt securities.............................................        22,724          131        1,467      21,388
   FHLMC preferred stock.................................................        67,626        3,715           --      71,341
   FHLB stock............................................................        17,949           --           --      17,949
   Equity securities.....................................................         6,647          799          164       7,282
 Mortgage-backed securities:
   FHLMC.................................................................        67,523          700           81      68,142
   FNMA..................................................................        55,821          373           67      56,127
   GNMA..................................................................            96           13           --         109
 Collateralized mortgage obligations:
   FHLMC.................................................................         2,960           18           --       2,978
   FNMA..................................................................         3,689          105           --       3,794
   Other.................................................................           505            2           --         507
                                                                              ---------   ----------   ----------   ---------
       Total securities available for sale...............................     $ 311,844   $    6,455   $    2,431   $ 315,868
                                                                              =========   ==========   ==========   =========

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                DECEMBER 31, 2003

NOTE 4 -- SECURITIES (CONTINUED)

         The following table discloses information regarding Patriot's temporarily impaired investments:

                                        LESS THAN 12 MONTHS  12 MONTHS OR LONGER        TOTAL
                                       --------------------  ------------------  --------------------
                                         FAIR    UNREALIZED   FAIR   UNREALIZED    FAIR    UNREALIZED
DESCRIPTION OF SECURITIES                VALUE      LOSS      VALUE     LOSS      VALUE       LOSS
                                       --------------------------------------------------------------
                                                           (DOLLARS IN THOUSANDS)
U.S. Treasury and government
  agency securities (MUNIs) .........  $  5,563  $       94  $  251  $        1  $  5,814  $       95
Corporate (Trust Pref.) .............                         7,630         728     7,630         728
Equity securities ...................    15,697         347     259          40    15,956         387
Mortgage-backed securities:
  FHLMC..............................    18,173         435      --          --    18,173         435
  FNMA ..............................    65,710         945     150           3    65,860         948
                                       --------  ----------  ------  ----------  --------  ----------
                                       $105,143  $    1,821  $8,290  $      772  $113,433  $    2,593
                                       ========  ==========  ======  ==========  ========  ==========

         At December 31, 2003, the Patriot's investment portfolio had 174 holdings with an estimated market value of $347,140,000 and unrealized losses of $2,593,000. Of the 174 holdings, 27 securities, consisting of government agency, municipal, and mortgage-backed securities, preferred stock and common stock litigation warrants, carried unrealized losses for less than 12 months and 10 securities, consisting of trust preferred and mortgage-backed securities, carried unrealized losses for 12 months or longer.

         Patriot monitors and prices the investment portfolio on a monthly basis. On a quarterly basis the company performs a detailed analysis on the trust preferred portfolio to determine the underlying credit quality of the issuers and their ability to continue to meet obligations. As of December 31, 2003, management has determined that there is no impairment other than temporary.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                DECEMBER 31, 2003

NOTE 4 -- SECURITIES (CONTINUED)

         The amortized cost and estimated fair value of investment and mortgage-backed securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

                                                  AVAILABLE FOR SALE
                                                --------------------
                                                AMORTIZED      FAIR
                                                  COST        VALUE
                                                ---------   --------
                                                   (IN THOUSANDS)
Due in one year or less ....................    $ 24,798    $ 24,411
Due after one year through five years ......      95,609      95,625
Due after five years through ten years .....      47,191      47,228
Due after ten years ........................      62,322      62,114
FHLMC/FNMA preferred stock .................     100,892     102,104
FHLB /FRB stock ............................      15,399      15,399
Equity securities ..........................         299         259
                                                --------    --------
  Total securities .........................    $346,510    $347,140
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

         Proceeds from sales of available for sale investment and mortgage-backed securities and the realized gross gains and losses from those sales are as follows:

                                           2003           2002           2001
                                         --------       --------       --------
                                                     (IN THOUSANDS)
Proceeds from sales ...............      $ 47,846       $ 65,701       $ 50,920
                                         ========       ========       ========
Gross realized gains ..............         1,366          1,362            653
Gross realized losses .............           (42)           (11)           (95)
                                         --------       --------       --------
  Net realized gain ...............      $  1,324       $  1,351       $    558
                                         ========       ========       ========

         Patriot adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as of January 1, 2001. At the time of adoption, Patriot reclassified approximately $220,471,000 of fixed rate mortgage backed securities, Collateralized Mortgage Obligation's ("CMOs") and agency securities from held to maturity to available for sale and equity resulting in a net of tax increase of approximately $3,000,000 in accumulated other comprehensive income. During 2001, Patriot sold $30,333,000 of the securities reclassified resulting in a cumulative change in accounting principle with a $204,000 loss, net of $105,000 of tax benefit.

         Securities having an aggregate amortized cost of $62,273,000, $7,664,400, and $9,510,058 were pledged to secure public deposits at December 31, 2003, 2002 and 2001, respectively.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                DECEMBER 31, 2003

NOTE 4 -- SECURITIES (CONTINUED)

         During 2002, Patriot sold certain securities classified as held to maturity as part of an interest rate risk strategy. Consequently in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, Patriot reclassified the remaining portfolio of held to maturity securities to available for sale which are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity, net of estimated taxes. Securities that are bought and held principally for the purpose of selling are classified as trading and reported at fair market value, with unrealized gains and losses included in earnings. Patriot has no securities held for trading. Gains or losses on the sales of securities are recognized at trade date utilizing the specific identification method.

         At December 31, 2003, investments with a fair market value totaling $73,150,000 were pledged as collateral for retail customer repurchase agreements, securities sold under agreements to repurchase and FHLB advances. (See footnote 8 for further clarification of collateral securing FHLB advances.)

NOTE 5 -- LOANS AND LEASES RECEIVABLE

         Loans and leases receivable are summarized as follows:

                                                             DECEMBER 31,
                                                      -------------------------
                                                        2003             2002
                                                      ---------       ---------
                                                             (IN THOUSANDS)
Commercial Portfolio:
  Commercial loans .............................      $ 348,507       $ 315,537
  Commercial leases ............................         82,056          77,138
Consumer Portfolio:
  Home equity ..................................         99,231          72,400
  Other consumer loans .........................          5,144           7,724
Mortgage Portfolio:
  Residential mortgages ........................         79,092         135,632
  Construction .................................         10,323           8,220
                                                      ---------       ---------
Total loans and leases, gross ..................        624,353         616,651
  Deferred loan origination costs, net .........          1,146           1,566
  Allowance for credit losses ..................         (6,904)         (6,922)
                                                      ---------       ---------
      Total loans and leases, net ..............      $ 618,595       $ 611,295
                                                      =========       =========

         Patriot services a $10,900,000 portfolio of sold mortgage loans with corresponding originated mortgage servicing rights totaling $150,000. During 2003, Patriot amortized $110,000 of originated mortgage servicing rights. Patriot's loan portfolio is principally concentrated in eastern Pennsylvania.

         Activity in the allowance for credit losses is summarized as follows:

                                             2003          2002           2001
                                            -------       -------       -------
                                                       (IN THOUSANDS)
Balance at beginning of year .........      $ 6,922       $ 6,199       $ 5,839
Provision for credit losses ..........        3,930         4,075         2,000
Loans and leases charged off .........       (4,361)       (3,643)       (1,872)
Recoveries ...........................          413           291           232
                                            -------       -------       -------
Balance at end of year ...............      $ 6,904       $ 6,922       $ 6,199
                                            =======       =======       =======

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2003

NOTE 5 -- LOANS AND LEASES RECEIVABLE (CONTINUED)

         Impaired loans are measured based on the present value of expected future cash flows discounted at a loan's effective interest rate or at a loan's observable market price or fair value of the collateral if the loan is collateral dependent. A loans is considered to be impaired if upon management's assessment of the relevant facts and circumstances, it is probable that Patriot will be unable to collect all proceeds due according to the contractual terms of the loan agreement. Patriot had impaired loans at December 31, 2003, of $24,000 compared to $48,000 at December 31, 2002. The average recorded investment in impaired loans was $39,000, $160,000, and $156,000 during 2003, 2002, and 2001, respectively. The allowance for loan losses on impaired loans was $4,000 at December 31, 2003, compared to $9,000 at December 31, 2002. Patriot recognizes interest income on a cash basis method on impaired loans. Total interest income recognized on impaired loans totaled $2,000, $6,000, and $11,000 for the years ended December 31, 2003, 2002 and 2001, respectively. All of Patriot's impaired loans were included as non-performing loans at December 31, 2003, 2002 and 2001 as well.

         Non-performing loans, consisting of all loans 90 days past due and certain other loans for which the accrual of interest has been discontinued, were $3,745,000 and $6,268,000 at December 31, 2003 and 2002, respectively.
Interest income that would have been recorded under the original terms of such loans and the interest income actually recognized are summarized as follows:

                                                        2003     2002     2001
                                                        -----    -----    -----
                                                             (IN THOUSANDS)
Interest income that would have been recorded .......   $ 383    $ 578    $ 411
Interest income recognized ..........................     (64)    (259)    (204)
                                                        -----    -----    -----
Interest income foregone ............................   $ 319    $ 319    $ 207
                                                        =====    =====    =====

         At December 31, 2003, residential mortgages with a book value totaling $894,000 were pledged as collateral for FHLB advances. (See footnote 8 for further clarification of collateral securing FHLB advances.)

         The Bank has granted loans to officers, directors, and principal stockholders of Patriot and to their associates. Related party loans are made in the ordinary course of business. The aggregate dollar amount of these loans was $1,041,000 and $1,018,000 at December 31, 2003 and 2002. During 2003,
$251,000 of new loans were funded to officers and directors of Patriot.

NOTE 6 -- PREMISES AND EQUIPMENT

         Premises and equipment are summarized as follows:

                                                              DECEMBER 31,
                                               ESTIMATED  --------------------
                                             USEFUL LIVES   2003        2002
                                             ------------ --------    --------
                                                             (IN THOUSANDS)
Land........................................      --      $  1,200    $  1,222
Buildings...................................     30-40       6,376       3,502
Furniture, fixtures and equipment...........      3-7       11,547       9,588
Leasehold improvements......................      15         1,535       1,425
                                                          --------    --------
Less accumulated depreciation...............                20,658      15,737
Premises and equipment, net.................                (9,650)     (8,125)
                                                          --------    --------
                                                          $ 11,008    $  7,612
                                                          ========    ========

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                DECEMBER 31, 2003

NOTE 7 -- DEPOSITS

         Deposits and average rates are summarized as follows:

                                      2003                     2002
                             ---------------------   -----------------------
                                           AVERAGE                   AVERAGE
                              BALANCE        RATE     BALANCE         RATE
                             ---------     -------   ---------       -------
                                             (IN THOUSANDS)
Transaction deposits .....   $  91,748       0.15%   $  84,976        0.17%
Money market deposits ....     210,576       1.55      143,565        2.00
Savings deposits .........      83,003       1.37       59,029        1.87
                             ---------     ------    ---------       -----
Total core deposits ......     385,327       1.19      287,570        1.46
Certificates of deposit ..     228,228       2.90      231,550        3.48
                             ---------     ------    ---------       -----
   Total .................   $ 613,555       1.81%   $ 519,120        2.35%
                             =========     ======    =========       =====

         The aggregate amount of certificates of deposit with minimum denominations of $100,000 or more totaled approximately $63,323,000 and $51,719,000 at December 31, 2003 and 2002, respectively. At December 31, 2003, Patriot had brokered certificates of deposits in the amount of $40,349,000, compared to $29,532,000 at December 31, 2002.

         At December 31, 2003, scheduled maturities of certificates of deposit were as follows:

                                SCHEDULED MATURITIES
                                --------------------
                                   (IN THOUSANDS)
2004 ......................           $106,601
2005 ......................             94,868
2006 ......................             12,047
2007 ......................              9,266
2008 ......................              4,204
Thereafter.................              1,242
                                      --------
                                      $228,228
                                      ========

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                DECEMBER 31,2003

NOTE 8 -- FHLB ADVANCES AND FEDERAL FUNDS PURCHASED

         Pursuant to its collateral agreement with the FHLB, advances are secured by qualifying loan portfolios, mortgage-backed securities, FHLB stock, and other investment securities. The Bank is required to maintain unencumbered qualifying collateral with a haircut market value at least equal to the amount of its advances from the FHLB. In addition, as of December 31, 2003, the Bank has delivered residential mortgage loans with a book value of $894,000 and investment securities with a fair market value of $20,586,000 to the FHLB, as per the terms of the collateral agreement.

SHORT TERM FHLB ADVANCES

         Short-term FHLB advances have maturities of less than one year. Short-term FHLB advances are summarized as follows:

                                                                      2003        2002        2001
                                                                    --------    --------    --------
                                                                             (IN THOUSANDS)
Balance at year-end .............................................   $ 45,000    $121,000    $ 70,000
Maximum amount outstanding at any month-end during the period ...     58,000     121,000      70,000
Average amount outstanding during each period ...................     36,420      76,497      33,648
Weighted average interest rate on short-term borrowings .........       2.84%       5.19%       5.81%

SHORT TERM FEDERAL FUNDS PURCHASED

         Patriot began purchasing overnight Federal Funds as a low cost funding source during the second quarter of 2002. These transactions are typically between financial institutions and are short term unsecured borrowings. Short-term Federal Funds Purchases are summarized as follows:

                                                                      2003      2002      2001
                                                                    -------    ------     ----
                                                                          (IN THOUSANDS)
Balance at year-end .............................................   $20,000    $20,000    $ --
Maximum amount outstanding at any month-end during the period ...    20,000     20,000      --
Average amount outstanding during each period ...................    18,885     10,892      --
Weighted average interest rate on short-term borrowings .........      1.18%      1.72%     --%

         Interest expense associated with Federal Funds Purchased for 2002 and 2003 was $187,000 and $223,000, respectively. Patriot did not purchase Federal Funds during 2001, therefore, did not incur any interest expense.

LONG TERM FHLB ADVANCES

         At December 31, 2003 and 2002, long-term advances from the FHLB totaled $224,655,000 and $ 227,173,000, respectively. At December 31, 2003, outstanding long-term borrowings mature as follows:

                                     WEIGHTED
                         AMOUNT    AVERAGE RATE
                        --------   ------------
                           (IN THOUSANDS)
2005 .............      $     --         --%
2006 .............            --         --
2007 .............           165       6.20
2008 .............        69,490       3.69
Thereafter........       155,000       5.39
                        --------   --------
                        $224,655       4.86%
                        ========   ========

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                DECEMBER 31,2003

NOTE 9 -- SECURITIES SOLD UNDER SHORT-TERM REPURCHASE AGREEMENTS

         Patriot enters into sales of securities under agreements to repurchase. These transactions are reflected as a liability on the accompanying Consolidated Balance Sheets. At December 31, 2003, all of the agreements were to repurchase identical securities. Short-term repurchase agreements generally have maturities of less than one year

WHOLESALE

         Patriot enters into sales of securities under agreements to repurchase with other financial institutions and broker dealers. Wholesale repurchase agreements are summarized as follows:

                                                                           2003     2002    2001
                                                                         --------   ----   -------
                                                                              (IN THOUSANDS)
Balance at year-end .................................................    $ 33,184   $--    $   --
Maximum amount outstanding at any month-end during the period .......      33,755    --        --
Average amount outstanding during each period .......................      30,360    --     6,051
Weighted average interest rate on short-term borrowings .............        1.25%   --%     6.62%
Investment and mortgage-backed securities
  underlying the agreements at year-end:
  Carrying value ....................................................    $ 34,319   $--    $
  Estimated fair value ..............................................      34,319    --        --

         Interest expense associated with Wholesale repurchase agreements for 2003 was $379,000. Patriot did not enter into Wholesale repurchase agreements in 2001 and 2002, therefore, did not incur any interest expense for these periods.

CUSTOMER

         Patriot enters into sales of securities under agreements to repurchase with its commercial customers. Customer repurchase agreements are summarized as follows:

                                                                           2003       2002       2001
                                                                         --------   --------     ----
                                                                                 (IN THOUSANDS)
Balance at year-end .................................................    $ 11,223   $ 14,210     $ --
Maximum amount outstanding at any month-end during the period .......      15,198     14,210       --
Average amount outstanding during each period .......................       9,104      3,944       --
Weighted average interest rate on short-term borrowings .............        1.34%      1.90%      --%
Investment and mortgage-backed securities
  underlying the agreements at year-end:
  Carrying value ....................................................    $ 18,244   $ 20,069     $ --
  Estimated fair value ..............................................      18.244     20.069       --

Interest expense associated with Customer repurchase agreements for 2002 and 2003 was $75,000 and $122,000, respectively. Patriot did not enter into Customer repurchase agreements in 2001, therefore, did not incur any interest expense for this period.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                DECEMBER 31, 2003

NOTE 10 -- JUNIOR SUBORDINATED DEBENTURES

         On May 29, 1997, Patriot issued $19,000,000 of 10.30% junior subordinated debentures to Patriot Capital Trust I, a Delaware Business Trust, in which Patriot owns all of the common equity. The Trust issued $19,000,000 of preferred securities to investors, secured by the junior subordinated debentures and the guarantee of Patriot. Although the junior subordinated debentures will be treated as debt of Patriot, they currently qualify for Tier I capital treatment, subject to certain limitations, under risk-based capital guidelines of the Federal Reserve. The junior subordinated debentures are callable by Patriot on or after July 1, 2007, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted or certain other contingencies arise. The junior subordinated debentures must be redeemed upon maturity of the debentures in 2027, or earlier, if they are called. Patriot Bank repurchased $1,000,000 and $2,500,000 of these junior subordinated debentures in the open market in 2001 and 2002, respectively.

         On April 10, 2002, Patriot issued $5,000,000 of floating rate junior subordinated debt securities to Patriot Capital Trust II, a Delaware Business Trust, in which Patriot owns all of the common equity. The Trust issued $5,000,000 of preferred securities to investors, secured by the junior subordinated debentures and the guarantee of Patriot. The current rate is 5.319%. Although the junior subordinated debentures will be treated as debt of Patriot, they currently qualify for Tier I capital treatment, subject to certain limitations, under risk-based capital guidelines of the Federal Reserve. The junior subordinated debentures are callable by Patriot on any April 22 or October 22 after April 22, 2007, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted or certain other contingencies arise. The junior subordinated debentures must be redeemed upon maturity of the debentures in 2032, or earlier, if they are called.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                DECEMBER 31, 2003

NOTE 11 -- INCOME TAXES

     Applicable income taxes in the consolidated statements of income are as follows:

                                                 2003       2002        2001
                                               -------     -------     -------
                                                       (IN THOUSANDS)
CURRENT
   Federal .................................   $ 2,447     $ 2,186     $   938
   State ...................................        29          29         166
                                               -------     -------     -------
     Total current .........................     2,476       2,215       1,104
                                               -------     -------     -------
DEFERRED
   Federal .................................      (438)       (131)      1,394
   State ...................................         4         (24)        (36)
                                               -------     -------     -------
     Total deferred ........................      (434)       (155)      1,358
                                               -------     -------     -------
Applicable income taxes ....................   $ 2,042     $ 2,060     $ 2,462
                                               =======     =======     =======
Effective tax rate .........................     19.13%      21.11%      28.09%
                                               =======     =======     =======

         Patriot adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as of January 1, 2001. The cumulative effect of the adoption was a $204,000 decrease to consolidated income, net of $105,000 of tax benefit for the year ended December 31, 2001.

         The income tax provision reconciled to taxes computed at the statutory federal rate is as follows:

                                                2003     2002     2001
                                                ----     ----     ----
Federal tax expense at statutory rate ......    34.00%   34.00%   34.00%
Adjustment resulting from:
   State tax, net of federal tax benefit....     0.21     0.05     0.85
   Bank owned life insurance ...............    (2.53)   (3.18)   (3.36)
   Tax-exempt interest and dividend income..   (17.94)  (12.85)   (8.71)
   ESOP expense ............................     1.22     0.73     0.37
   Intangible amortization / goodwill ......     1.66     1.69     4.10
   Other ...................................     2.51     0.67     0.84
                                               ------   ------   ------
Income taxes ...............................    19.13%   21.11%   28.09%
                                               ======   ======   ======

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                DECEMBER 31, 2003

NOTE 11 -- INCOME TAXES (CONTINUED)

                                                            2003      2002
                                                          -------   -------
                                                            (IN THOUSANDS)
DEFERRED TAX ASSETS
   Allowance for credit losses ........................   $ 2,475   $ 2,464
   Uncollectible interest .............................       160       125
   MRP expense ........................................         7         8
   Deferred compensation ..............................        31       197
   Acquired NOLs ......................................        23       359
   Reserves other .....................................        --        13
   Intangibles amortization ...........................       302       383
   Alternative minimum tax credits ....................     1,681       771
                                                          -------   -------
     Total deferred tax assets ........................   $ 4,679   $ 4,320
                                                          =======   =======
DEFERRED TAX LIABILITIES
   Depreciation .......................................     $ 426     $ 441
   Discount accretion .................................       327       224
   Originated mortgage servicing rights ...............        51        88
   Purchase accounting ................................        88       111
   Deferred loan costs ................................       812       812
   Other ..............................................        --       103
   Unrealized gain on securities available for sale ...       214     1,369
                                                          -------   -------
     Total deferred tax liabilities ...................     1,918     3,146
                                                          -------   -------
     Net deferred tax asset ...........................   $ 2,761   $ 1,172
                                                          =======   =======

         Based on management's evaluation of the likelihood of realization, no valuation allowance has been provided against deferred tax assets, as management believes that it is more likely than not that Patriot will realize such deferred tax assets.

         For federal income tax purposes, Patriot has approximately $67,000 of acquired net operating loss carryforwards, resulting in a $23,000 deferred tax asset as of December 31, 2003. The net operating loss will begin to expire after the year ended December 31, 2010, if not utilized. Patriot has alternative minimum tax credits of $1,681,000 as of December 31, 2003. The credits have an indefinite life.

         The Small Business Job Protection Act of 1996, enacted on August 20,1996, provides for the repeal of the tax bad debt deduction computed under the percentage of taxable income method. Upon repeal, the Bank is required to recapture into income, over a six-year period, the portion of its tax bad debt reserves that exceed its base year reserves (i.e., tax reserves for tax years beginning before 1988). The base year tax reserves, which may be subject to recapture if the Bank ceases to qualify as a bank for federal income tax purposes, are restricted with respect to certain distributions. The Bank's total tax bad debt reserves at December 31, 2003, are approximately $4,046,000, all of which represents the base year amount.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                DECEMBER 31, 2003

NOTE 12 -- EARNINGS PER SHARE

         Patriot's calculation of earnings per share is as follows:

                                                         FOR YEAR ENDED DECEMBER 31, 2003
                                                      -----------------------------------------
                                                         INCOME         SHARES        PER SHARE
                                                      (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                      -----------    -------------    ---------
                                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
BASIC EPS
Net income available to common shareholders..........   $ 8,635         6,348          $ 1.36
EFFECT OF DILUTIVE SECURITIES
Dilutive options ....................................        --           412            (.08)
                                                        -------         -----          ------
DILUTED EPS
   Net income available to common shareholders
     plus assumed conversions........................   $ 8,635         6,760          $ 1.28
                                                        =======         =====          ======

                                                         FOR YEAR ENDED DECEMBER 31, 2002
                                                      -----------------------------------------
                                                        INCOME           SHARES       PER SHARE
                                                      (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                      -----------    -------------    ---------
                                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
BASIC EPS

Net income available to common shareholders..........   $ 7,698         6,542          $ 1.18
EFFECT OF DILUTIVE SECURITIES

Dilutive options.....................................        --           190            (.04)
                                                        -------         -----          ------
DILUTED EPS
   Net income available to common shareholders
     plus assumed conversions........................   $ 7,698         6,732          $ 1.14
                                                        =======         =====          ======

                                                         FOR YEAR ENDED DECEMBER 31, 2003
                                                      -----------------------------------------
                                                         INCOME         SHARES        PER SHARE
                                                      (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                      -----------    -------------    ---------
                                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
BASIC EPS

Net income available to common shareholders..........   $ 6,099         6,481          $ 0.94
EFFECT OF DILUTIVE SECURITIES
Dilutive options.....................................        --           117            (.02)
                                                        -------         -----          ------
DILUTED EPS
   Net income available to common shareholders
     plus assumed conversions........................   $ 6,099         6,598          $ 0.92
                                                        =======         =====          ======

     NON-DILUTIVE OPTIONS. Patriot had 0, 226,555, and 40,000 non-dilutive options at December 31, 2003, 2002 and 2001, respectively.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2003

NOTE 13 -- SEGMENT REPORTING

         Patriot has four reportable segments: Banking, Mortgage Banking, Financial Advisors and Commercial Leasing. Banking operates a network of 17 community banking offices providing deposit and loan services to customers. Mortgage Banking originates and sells residential mortgages into the secondary market to generate fee income. Financial Advisors results for 2001 and 2002 reflect only brokerage services. In January 2003, Patriot completed its acquisition of two companies and another acquisition in September 2003, which is disclosed in Note 20 - Business Combinations. As a result of these business combinations, Financial Advisors' now offers wealth and investment management, pension benefits, and insurance services in addition to brokerage services. The impact of these three acquisitions was a $6,478,000 increase to total assets and a $2,066,000 increase to other income for 2003. Commercial Leasing originates small ticket leases.

         The following table highlights income statement and balance sheet information for each of the segments at or for the year ended December 31, 2003, 2002 and 2001.

                                                               AT OR FOR THE YEAR-ENDED DECEMBER 31, 2003
                                                   ----------------------------------------------------------------
                                                                 MORTGAGE     FINANCIAL     COMMERCIAL
                                                     BANKING      BANKING      ADVISORS      LEASING       TOTAL
                                                   ----------   ----------   -----------    ----------   ----------
                                                                            (IN THOUSANDS)
Net interest income ............................   $   26,646   $      314   $      134     $   4,307    $   31,401
Non interest income ............................        6,379        1,574        2,333         1,343        11,629
Total net income (loss) ........................        6,428          499          (65)        1,773         8,635
Total assets ...................................      948,969        4,409        7,459        82,811     1,043,648
Total loans and leases, net(1) .................      536,539        4,363                     82,056       622,958
Intersegment interest income (expense) .........        2,761          314          134        (3,209)           --
Intersegment other income (expense) ............          240           --           --          (240)           --

                                                               AT OR FOR THE YEAR-ENDED DECEMBER 31, 2002
                                                   ----------------------------------------------------------------
                                                                 MORTGAGE     FINANCIAL     COMMERCIAL
                                                     BANKING      BANKING      ADVISORS      LEASING       TOTAL
                                                   ----------   ----------   -----------    ----------   ----------
                                                                            (IN THOUSANDS)
Net interest income (expense) ..................   $   25,972   $      609   $       (13)   $    2,688   $   29,256
Non interest income ............................        4,170        1,660           294         1,117        7,241
Total net income (loss) ........................        7,315          359           (71)           95        7,698
Total assets ...................................      912,111        4,354           747        77,931      995,143
Total loans and leases, net(1) .................      534,157        4,314            --        77,138      615,609
Intersegment interest income (expense) .........        4,300          609           (13)       (4,896)          --
Intersegment other income (expense) ............          240           --            --          (240)          --

                                                               AT OR FOR THE YEAR-ENDED DECEMBER 31, 2001
                                                   ----------------------------------------------------------------
                                                                 MORTGAGE     FINANCIAL     COMMERCIAL
                                                     BANKING      BANKING      ADVISORS      LEASING       TOTAL
                                                   ----------   ----------   -----------    ----------   ----------
                                                                            (IN THOUSANDS)
Net interest income (expense) ...................  $   20,965   $      303   $       (8)    $   2,381    $   23,641
Non interest income .............................       4,689        1,563          283         1,357         7,892
Total net income (loss) .........................       5,246          123          (28)          758         6,099
Total assets ....................................     924,046        6,660          458        78,906     1,010,070
Total loans and leases, net(1) ..................     565,102        6,652           --        77,838       649,592
Intersegment interest income (expense) ..........       4,121          303           (8)       (4,416)           --
Intersegment other income (expense) .............         240           --           --          (240)           --

(1)      Total loans and leases includes loans held for sale.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                DECEMBER 31, 2003

NOTE 14 -- EMPLOYEE BENEFIT PLANS

401(K) PLAN

         Patriot maintains a 401(k) plan covering all of its employees who have attained age 21 and have completed at least one year of service. Under the plan. Patriot contributes 100% of an employee's contribution up to 6% of base salary. Patriot's contributions were $446,000, $301,000 and $273,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN

         In 1995, Patriot established an internally leveraged Employee Stock Ownership Plan (ESOP) for eligible employees who have completed one year of service with Patriot or its subsidiaries. In December 1995, the ESOP borrowed $3,015,000 from Patriot to purchase 597,000 (as adjusted for subsequent stock dividends and stock split) newly issued shares of common stock. Patriot makes contributions to the ESOP equal to the ESOP's debt service less any dividends received by the ESOP. Any dividends received by the ESOP are used to pay debt service. The ESOP shares are pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to qualifying employees based on the proportion of debt service paid in the year. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the consolidated Balance Sheets. As shares are committed to be released from collateral. Patriot reports compensation expense equal to the current market price of the shares, and the allocated shares are included in outstanding shares for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $524,000, $353,000 and $238,000 in 2003, 2002 and 2001,
respectively. The ESOP shares as of December 31, 2003, were as follows:

                                                                        SHARES
                                                                        ------
                                                                     (IN THOUSANDS)
Allocated ......................................................           286
Unreleased .....................................................           311
                                                                        ------
Total ESOP .....................................................           597
                                                                        ======
Fair value of unreleased shares ................................        $8,898

STOCK-BASED COMPENSATION

         Patriot maintains a Management Recognition Plan (MRP) as part of its 1996 Stock Compensation Plan. The MRP provides that up to 298,000 (as adjusted for subsequent stock dividends and stock split) shares of common stock may be granted, at the discretion of the Board, to key directors and officers at no cost to the individuals. Patriot granted 0, 5,500 and 0 shares during 2003, 2002 and 2001, respectively in the form of restricted stock payable over five years from the date of grant. The recipients of the restricted stock are entitled to all voting and other shareholder rights, except that the shares, while restricted, may not be sold, pledged or otherwise disposed of and are required to be held in escrow. In the event the recipient terminates association with Patriot for reasons other than death, disability or change in control, the recipient forfeits all rights to the allocated shares under restriction which are canceled and revert to Patriot for re-issuance under the plan. Shares acquired by the MRP were newly issued shares and were recorded at the date of award based on the market value of shares. Shares acquired by the MRP, which are shown as a separate component of shareholders' equity, are being amortized to expense over the five-year vesting period. As shares are vested during this five-year period, Patriot records compensation expense equal to the shares being amortized. For the years ended December 31, 2003, 2002 and 2001, $43,000, $40,000 and $173,000 were amortized to expense, respectively. At December 31, 2003, 14,000 shares were reserved for future grants under the plan.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2003

NOTE 14 -- EMPLOYEE BENEFIT PLANS (CONTINUED)

         Patriot maintains a stock option plan. Patriot's employee stock option plan is accounted for under the intrinsic value method of APB Opinion No. 25. Accordingly, Patriot is required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 "Accounting for Stock-Based Compensation," had been applied. The plan permits the grant of options to employees and directors for up to 1,100,000 (as adjusted for subsequent stock dividends and stock split) shares of common stock. The options have a term of 10 years and vest over a five-year period. The exercise price of each option equals the market price of Patriot Bank Corp.'s common stock on the date of grant. Accordingly, no compensation cost has been recognized for the plan.

     A summary status of Patriot's option plans as of December 31, 2003, 2002 and 2001 and the charges during the years ending on those dates is presented below:

                                                     2003                 2002                  2001
                                              -------------------  -------------------    ------------------
                                                         WEIGHTED              WEIGHTED             WEIGHTED
                                                         AVERAGE               AVERAGE              AVERAGE
                                              SHARES      PRICE    SHARES        PRICE    SHARES     PRICE
                                              ------     -------   ------      --------   ------    --------
                                                                     (SHARES IN THOUSANDS)

Outstanding at beginning of year.........       677      $ 9.07      558        $ 6.69       744     $ 6.65
Granted..................................        44       14.21      249         12.82        23       6.56
Exercised................................       219        7.45      119          6.54       209       6.54
Canceled.................................         5       12.82       11         10.68        --         --
                                                ---      ------      ---        ------    ------     ------
Outstanding at year-end..................       497      $10.21      677        $ 8.95       558     $ 6.69
                                                ===      ======      ===        ======    ======     ======
Options exercisable at year-end..........       235                  366                     447
                                                ===                  ===                  ======
Weighted average fair value of
   options granted during the year.......                $ 3.17                 $ 3.01               $ 2.33
                                                         ======                 ======               ======

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model as follows:

                                   2003        2002         2001
                                   ----        ----         ----
Assumptions:
   Dividend yield.............     2.67%       2.98%       3.94%
   Expected volatility........    28.74%      20.75%      37.53%
   Estimated life.............    10 yrs       10 yrs       10 yrs
   Risk-free interest rate....     4.25%       3.81%       5.05%

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2003

NOTE 14 -- EMPLOYEE BENEFIT PLANS (CONTINUED)

         The following table summarizes information about stock options outstanding at December 31, 2003:

                               OPTIONS OUTSTANDING                          OPTIONS EXCERCISABLE
                 ---------------------------------------------------    ------------------------------
                     NUMBER            WEIGHTED                            NUMBER
                 OUTSTANDING AT        AVERAGE           WEIGHTED       OUTSTANDING AT     WEIGHTED
    RANGE OF       DECEMBER 31,        REMAINING         AVERAGE         DECEMBER 31,       AVERAGE
EXERCISE PRICES       2003        CONTRACTUAL LIFE    EXERCISE PRICE         2003       EXERCISE PRICE
---------------  --------------   ----------------    --------------    --------------  --------------
                 (IN THOUSANDS)                                         (IN THOUSANDS)
$ 5.00 - $ 7.50      205            3.71 years            $ 6.40            173            $ 6.45
  7.51 -  10.00        6            5.61 years              9.05              4              9.15
 10.01 -  12.50       18            4.61 years             11.39             16             11.48
 12.51 -  15.00      263            8.45 years             12.97             42             12.89
 15.01 -  17.50        5            9.44 years             17.48             --                --
                     ---                                                    ---
                     497                                                    235

EMPLOYEE STOCK PURCHASE PLAN

         Patriot maintains an Employee Stock Purchase Plan ("ESPP") which permits eligible employees to purchase Patriot common stock directly from Patriot through payroll deduction. Purchases of common stock are made at 90% of the market value of Patriot common stock on the last day of each quarter. Purchases are limited annually to $25,000 per participant and shares are issued from treasury stock. In 2003, 2002 and 2001, Patriot recorded expense of $13,000, $12,000 and $5,000, respectively, related to the ESPP.

         The ESPP was terminated, effective December 31, 2003, as required by the definitive merger agreement between Patriot and Susquehanna.

NOTE 15 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2003

NOTE 15 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK (CONTINUED)

         The contractual or notional amounts of outstanding loan commitments as of December 31, 2003, are as follows:

                                                                                                              TOTAL
                                                                             FIXED RATE   VARIABLE RATE    COMMITMENTS
                                                                             COMMITMENTS   COMMITMENTS     OUTSTANDING
                                                                             -----------  -------------    -----------
                                                                                          (IN THOUSANDS)
Financial instruments whose contract amounts represent credit risk
   Mortgage loans ........................................................    $  1,597       $     --        $  1,597
   Consumer and other loans ..............................................         142         28,933          29,075
   Commercial lines of credit ............................................       2,093         43,976          46,069
   Commercial leases .....................................................      20,257             --          20,257
   Construction loans ....................................................       5,163             --           5,163
   Financial letters of credit ...........................................          --            584             584
   Performance letters of credit .........................................          80          1,364           1,444
                                                                              --------       --------        --------
     Total ...............................................................    $ 29,332       $ 74,857        $104,189
                                                                              ========       ========        ========

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

NOTE 16 -- COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     Patriot is committed to various operating leases related to branch facilities having initial or remaining terms in excess of one year. The minimum annual rental commitments under these leases outstanding at December 31, 2003 are as follows:

                                                                               COMMITMENTS
                                                                              --------------
                                                                              (IN THOUSANDS)
2004  ...................................................................       $ 1,075
2005  ...................................................................         1,020
2006  ...................................................................           864
2007  ...................................................................           861
2008  ...................................................................           883
Thereafter ..............................................................         6,910
                                                                                -------
                                                                                $11,613
                                                                                =======

         Total rental expense for all leases for the year ended December 31, 2003, 2002, and 2001 totaled $1,269,000, $1,120,000, and $1,098,000, respectively.

OTHER

         Patriot is a defendant in various legal actions arising from normal business activities. Management believes that those actions are without merit or that the ultimate liability, if any, resulting from such actions will not have a material adverse effect on Patriot's consolidated financial position, results of operations, or shareholders' equity.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2003

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

         Estimates of fair value are made at a specific point in time based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time Patriot's entire holdings of a particular financial instrument. For a substantial portion of Patriot's financial instruments, no quoted market exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management). Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties, future expected loss experience, and other factors. Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only, and therefore cannot be compared to the historical accounting model. Use of different assumptions or methodologies are likely to result in significantly different fair value estimates.

         The estimated fair values presented neither include nor give effect to the values associated with Patriot's banking, or other business, existing customer relationships, extensive branch banking network, property, equipment, goodwill, or certain tax implications related to the realization of unrealized gains or losses. Excluding securities available for sale and certain residential mortgages, it is Patriot's general practice and intent to hold the preponderance of its financial instruments to maturity and not to engage in trading or sales activities. The fair value of demand deposits, savings, and money market deposit accounts is equal to the carrying amount because these deposits have no stated maturity. Obviously, this approach to estimating fair value excludes the significant benefit that results from the low-cost funding provided by such deposit liabilities, as compared to alternative sources of funding. As a consequence, the fair value of individual assets and liabilities may not be reflective of the fair value of a banking organization that is a going concern.

         Fair values have been estimated using data which management considered the best available. Fair value of financial instruments actively traded in a secondary market has been estimated using quoted market prices. The fair value of loans receivable has been estimated using present value cash flow, discounted at an interest rate that gives effect to estimated prepayment risk and credit loss factors. The carrying amount of accrued interest receivable and accrued interest payable approximate its fair market value. Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount. Fair value of financial instrument liabilities with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market rates for similar assets and liabilities. The fair value of letters of credit and outstanding commitments approximate the fees charged for providing such services. The resulting estimated fair values and carrying amounts at December 31, 2003 and 2002, respectively were as follows:

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2003

NOTE 17 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

                                                      2003                         2002
                                            -----------------------      -------------------------
                                            ESTIMATED                    ESTIMATED
                                             FAIR          CARRYING         FAIR          CARRYING
                                             VALUE          AMOUNT         VALUE           AMOUNT
                                            --------       --------       --------       ---------
                                                                (IN THOUSANDS)
FINANCIAL ASSETS:
   Cash and cash equivalents ...........    $ 17,745       $ 17,745       $ 16,839       $ 16,839
   Securities available for sale .......     347,140        347,140        315,868        315,868
   Loans held for sale and loans
     and leases receivable, net of
     allowances for credit losses ......     633,906        622,958        629,355        615,609
   Accrued interest receivable .........       3,591          3,591          3,946          3,946

FINANCIAL LIABILITIES:
   Deposits with no stated maturities...     385,327        385,327        287,570        287,570
   Deposits with stated maturities .....     231,015        228,228        233,619        231,550
   Borrowings ..........................     375,901        354,562        429,016        402,883
   Accrued interest payable ............       1,545          1,545          2,028          2,028

                                                             2003                                  2002
                                             --------------------------------------   -------------------------------
                                                             ESTIMATED                            ESTIMATED
                                             NOTIONAL          FAIR        CARRYING   NOTIONAL       FAIR    CARRYING
                                              AMOUNT           VALUE        AMOUNT     AMOUNT        VALUE    AMOUNT
                                             --------        --------      --------   --------    ---------  --------
                                                                       (IN THOUSANDS)
OFF-BALANCE SHEET ITEMS:
   Commitments to extend credit...........   104,189          2,282             --     90,337         471        --
   Interest rate swaps....................    72,000         (2,510)        (2,510)        --          --        --

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                               DECEMBER 31, 2003

NOTE 18 -- REGULATORY MATTERS

         Patriot and Patriot Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Patriot's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Patriot and Patriot Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Patriot and Patriot Bank's capital amounts are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require Patriot Bank Corp. and Patriot Bank to maintain minimum amounts and ratios (set forth in the table below) of total and core capital (as defined in the regulations) to risk-weighted assets, and of core capital to average assets. Management believes, as of December 31, 2003, that Patriot and Patriot Bank each meet all capital adequacy requirements to which it is subject.

         As of December 31, 2003, the most recent notification from the Department of Banking of the Commonwealth of Pennsylvania categorized Patriot Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Patriot and Patriot Bank must maintain minimum total risk-based, core risk-based and core leverage ratios as set forth in the table. At December 31, 2003, Patriot and Patriot Bank met these ratio requirements. There are no conditions or events since that notification that management believes have changed the institution's category.

         The following schedule summarizes the actual capital balances and ratios of Patriot and Patriot Bank as of December 31, 2002 and 2003:

                                                                     AS OF DECEMBER 31, 2003
                                                   -------------------------------------------------------
                                                                                            TO BE WELL
                                                                                        CAPITALIZED UNDER
                                                                        FOR CAPITAL     PROMPT CORRECTIVE
                                                         ACTUAL      ADEQUACY PURPOSES        ACTION
                                                   ---------------   -----------------  ------------------
                                                    AMOUNT   RATIO     AMOUNT   RATIO   AMOUNT      RATIO
                                                   -------   -----    -------   -----  -------      ------
                                                                      (IN THOUSANDS)
Total capital (to risk-weighted assets)
Patriot Bank Corp. ............................    $79,369   11.77%   $53,960     8%   $67,451        10%
Patriot Bank ..................................     77,086   11.45%    53,866     8%    67,333        10%
Tier I capital (to risk-weighted assets)
Patriot Bank Corp. ............................     71,937   10.67%    26,980     4%    40,470         6%
Patriot Bank ..................................     69,636   10.34%    26,933     4%    40,400         6%
Tier I capital (to average assets)
Patriot Bank Corp. ............................     71,937    7.29%    39,475     4%    49,344         5%
Patriot Bank ..................................     69,636    7.04%    39,582     4%    49,477         5%

         Patriot and Patriot Bank are subject to regulations of certain regulatory agencies and, accordingly, are periodically examined by such regulatory authorities. As a consequence of the regulation of banking activities, Patriot and Patriot Bank's operations are susceptible to changes in legislation and regulations.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                DECEMBER 31, 2003

NOTE 18 -- REGULATORY MATTERS (CONTINUED)

                                                                      AS OF DECEMBER 31, 2002
                                                   -------------------------------------------------------
                                                                                             TO BE WELL
                                                                           FOR CAPITAL       CAPITALIZED
                                                                            ADEQUACY        UNDER PROMPT
                                                        ACTUAL              PURPOSES      CORRECTIVE ACTION
                                                   ---------------    -----------------   -----------------
                                                    AMOUNT   RATIO     AMOUNT     RATIO    AMOUNT     RATIO
                                                   -------   -----    -------     -----   --------    -----
                                                                            (IN THOUSANDS)
Total capital (to risk-weighted assets)
Patriot Bank Corp. .............................   $81,013   12.61%   $51,376         8%   $64,220      10%
Patriot Bank ...................................    79,350   12.35%    51,400         8%    64,250      10%
Tier I capital (to risk-weighted assets)  ......
Patriot Bank Corp. .............................    72,134   11.23%    25,688         4%    38,532       6%
Patriot Bank ...................................    70,398   10.96%    25,700         4%    38,550       6%
Tier I capital (to average assets)
Patriot Bank Corp. .............................    72,134    7.33%    39,378         4%    49,223       5%
Patriot Bank ...................................    70,398    7.15%    39,378         4%    49,223       5%

         At the time of Patriot's initial public offering, a "liquidation account" was established for Patriot Bank at its conversion to the stock form of ownership. In the unlikely event of a complete liquidation of Patriot Bank, holders of savings accounts with qualifying deposits, who continue to maintain their savings accounts, would be entitled to a distribution from the "liquidation account" in an amount equal to the then current adjusted savings account balance before any liquidation distribution could be made with respect to capital stock. The balance in the "liquidation account" was $4,524,000 at December 31, 2003. This amount may not be utilized for the payment of cash dividends to the holding company.

         LIMITATION ON CAPITAL DISTRIBUTIONS. Dividend payments by the Bank to Patriot are subject to the Pennsylvania Banking Code of 1965 and the Federal Reserve Act ("FRA"). Under the Pennsylvania Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FRA Act, dividends may be paid only from the current year's earnings and the retained net income of the prior two calendar years. Under current banking laws, the Bank would be limited to approximately $30.2 million of dividends in 2003 plus an additional amount equal to the Bank's net profit, up to the date of any such dividend declaration.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2003

NOTE 19 -- PARENT COMPANY FINANCIAL INFORMATION

         Condensed financial information for Patriot Bank Corp. is as follows:

CONDENSED BALANCE SHEETS

                                                                        DECEMBER 31,
                                                                ----------------------------
                                                                    2003            2002
                                                                ------------    ------------
                                                                      (IN THOUSANDS)
ASSETS
Cash and cash equivalents ...................................   $         43    $        342
Loans to subsidiaries .......................................          4,620           1,703
Investment in subsidiaries ..................................         82,199          85,776
Other assets ................................................            521             396
                                                                ------------    ------------
   Total assets .............................................   $     87,383    $     88,217
                                                                ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities ...........................................   $      1,140    $      1,772
Junior subordinated debt ....................................         20,500          20,500
Shareholders' equity ........................................         65,743          65,945
                                                                ------------    ------------
   Total liabilities and shareholders' equity ...............   $     87,383    $     88,217
                                                                ============    ============

CONDENSED STATEMENTS OF INCOME

                                                                           YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------------
                                                                    2003            2002             2001
                                                                ------------    ------------      -----------
                                                                               (IN THOUSANDS)

Interest income..............................................   $         61    $         87      $        24
Earnings of subsidiaries ....................................         10,383           9,388            7,733
Other .......................................................             --              --                9
                                                                ------------    ------------      -----------
   Total income.............................................          10,444           9,475            7,766

Interest expense.............................................          2,090           2,220            2,185
Other........................................................            674             429              321
                                                                ------------    ------------      -----------
   Total expense............................................           2,764           2,649            2,506

Income before income taxes..................................           7,680           6,826            5,260
Income tax benefit..........................................            (955)           (872)            (839)
                                                                ------------    ------------      -----------
   Net income...............................................    $      8,635    $      7,698      $     6,099
                                                                ============    ============      ===========

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                DECEMBER 31, 2003

NOTE 19 -- PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                               2003             2002          2001
                                                                             --------         --------      --------
                                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ............................................................   $  8,635         $  7,698      $  6,099
   Adjustments to reconcile net income to net cash
     provided by operating activities
   Earnings from subsidiaries ............................................    (10,383)          (9,388)       (7,733)
   Dividends from subsidiaries ...........................................     11,720            5,418         4,450
   Change in other assets ................................................       (125)           1,654        (1,490)
   Change in other liabilities ...........................................       (632)          (1,127)        2,142
   Release of MRP/ESOP shares ............................................        578              393           453
                                                                             --------         --------      --------
            Net cash provided by operating activities ....................      9,793            4,648         3,921
                                                                             --------         --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in / loans to subsidiary ...................................     (2,159)           1,482        (1,646)
                                                                             --------         --------      --------
            Net cash (used in) provided by investing activities ..........     (2,159)           1,482        (1,646)
                                                                             --------         --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash dividends paid to shareholders ...................................     (3,134)          (2,441)       (2,334)
   Proceeds from the exercise of stock options, net of tax benefit ....         2,134              182           526
   Proceeds from the sale of stock associated with ESPP ..................        137              118            59
   Purchase of treasury stock, net of stock awards .......................     (7,070)          (4,188)           --
                                                                             --------         --------      --------
            Net cash used in financing activities ........................     (7,933)          (6,329)       (1,749)
   (Decrease) increase in cash and cash equivalents ......................       (299)            (199)          526
Cash and cash equivalents at beginning of year ...........................        342              541            15
                                                                             --------         --------      --------
Cash and cash equivalents at end of year .................................   $     43         $    342      $    541
                                                                             ========         ========      ========

NOTE 20 -- BUSINESS COMBINATIONS

         BONDS & PAULUS ASSOCIATES, INC. ACQUISITION. On January 3, 2003, Patriot completed the acquisition of Bonds & Paulus Associates, Inc. (Bonds & Paulus), a wealth management firm headquartered in Chester County, Pennsylvania. Founded in 1993, Bonds & Paulus is a registered investment advisory firm, providing investment advisory and financial planning services to high net-worth individuals and families. Bonds & Paulus was merged into Patriot Advisors, a subsidiary of Patriot Bank Corp. that provides a full range of wealth and investment management services. The acquisition was accounted for as a purchase. Bonds & Paulus was purchased for $458,000 plus contingent consideration to be paid in shares of Patriot Bank Corp. common stock based upon future revenues of Bonds & Paulus. Of the $458,000, $115,000 was paid in cash and 22,810 shares of Patriot Bank Corp. common stock having a value of $343,000 were issued at closing. Based upon current revenue, the total purchase price will approximate $1,300,000. Goodwill arising from the transaction totaled $1,209,000. An additional $366,000 of intangible assets acquired were assigned to customer lists subject to amortization and having a 15-year weighted-average useful life.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                DECEMBER 31, 2003

NOTE 20 -- BUSINESS COMBINATIONS (CONTINUED)

         PENSION BENEFITS, INC. ACQUISITION. On January 17, 2003, Patriot completed the acquisition of Pension Benefits, Inc., a pension benefits service provider headquartered in West Chester, Pennsylvania. Founded in 1986, Pension Benefits Inc. is a third party administrator and a registered investment advisory firm, providing comprehensive retirement plan solutions to businesses. Pension Benefits, Inc. was merged into Patriot Advisors, a subsidiary of Patriot Bank Corp. The acquisition was accounted for as a purchase. Pension Benefits, Inc. was purchased for $829,000 plus contingent consideration to be paid in shares of Patriot Bank Corp. common stock based upon future revenues of Pension Benefits, Inc. Of the $829,000, $414,500 was paid in cash and 27,338 shares of Patriot Bank Corp. common stock were issued at closing. Based upon current revenue, the total purchase price will approximate $1,700,000. Goodwill arising from the transaction totaled $1,454,000. An additional $460,000 of intangible assets acquired were assigned to customer lists subject to amortization and having a 15-year weighted-average useful life.

         TYLER WEALTH COUNSELORS ACQUISITION. On September 5, 2003, Patriot completed the acquisition of Tyler Wealth Counselors, a wealth management firm headquartered in Chester County, Pennsylvania. Tyler Wealth Counselors is a registered investment advisory firm, providing investment advisory and financial planning services to individuals and families. Tyler Wealth Counselors was merged into Patriot Advisors, a subsidiary of Patriot Bank Corp. that provides a full range of wealth and investment management services. The acquisition was accounted for as a purchase. Tyler Wealth Counselors was purchased for $650,000 in cash. $695,000 of intangible assets acquired were assigned to customer lists subject to amortization and having a 15-year weighted-average useful life.

         Supplemental pro forma information that discloses the results of operations for Patriot Bank Corp. and its subsidiaries for the year ended December 31, 2003 compared to the same period in 2002 and 2001 is provided below. The pro forma information assumes the business combinations of Bonds & Paulus Associates, Inc., Pension Benefits, Inc. and Tyler Wealth Counselors had been completed as of the beginning of each period and illustrates the impact on Patriot's non-interest income, net income and EPS for each period.

                                                      FOR THE PERIOD ENDED DECEMBER 31,
                                                     ----------------------------------
                                                       2003           2002        2001
                                                     -------        -------     -------
                                                                (IN THOUSANDS)
Revenue..................................            $71,520        $75,941     $86,328
Net income...............................            $ 8,640        $ 7,716     $ 6,117
                                                     =======        =======     =======
Earnings per share - basic...............            $  1.36        $  1.18     $  0.94
                                                     =======        =======     =======
Earnings per share - diluted.............            $  1.28        $  1.15     $  0.93
                                                     =======        =======     =======

NOTE 21 -- DERIVATIVE FINANCIAL INSTRUMENTS

         Patriot uses interest rate swaps to hedge the impact of changing interest rates on the market values of certain fixed rate FHLB borrowings. Under the terms of the swaps, Patriot receives fixed rate payments and pays variable rate payments based on three month LIBOR. The fixed interest swap payments received by Patriot equal the amounts payable to to the FHLB, effectively converting the FHLB borrowings to a variable rate. Changes in the fair value of the swaps are highly effective in offsetting changes in the fair value of the FHLB borrowings, since the structure of the critical terms of the swaps match the FHLB borrowings.

         The following table summarizes Patriot's derivative financial instruments as of December 31, 2003:

NOTIONAL           MARKET         MATURITY       RECEIVE
 AMOUNT             VALUE           YEAR          FIXED               PAY FLOATING
--------           -------        --------       -------       --------------------------
                                     (IN THOUSANDS)
$ 35,000           $(1,219)         2008            4.69%      Three month LIBOR + 2.2125%
  22,000              (769)         2008            5.01%      Three month LIBOR + 2.535%
  15,000              (522)         2008            5.04%      Three month LIBOR + 2.5625%
--------           -------
$ 72,000           $(2,510)
========           =======

         In the past, Patriot has not used derivative instruments, however, on June 20, 2003, Patriot entered into three pay variable receive fixed interest rate swaps to hedge changes in the fair value of designated fixed rate FHLB advances. The notional amount of these contracts totals $72 million and mature on May 29, 2008. The company has agreed to pay 3 month LIBOR plus a spread, with quarterly reset, and to receive a fixed rate equal to the rate paid on the individual FHLB advances.

         Since the terms of interest rate swaps mirror those of the hedged items, FHLB advances, Patriot has adopted the short cut method, as prescribed in SFAS No. 133, to account for these transactions. Therefore, no hedge ineffectiveness was recognized in earnings related to these fair value hedges.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         N/A

ITEM 9A. CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Patriot's principal executive officer and principal financial officer have concluded that Patriot's disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of December 31, 2003, are effective.

         CHANGES IN INTERNAL CONTROLS. During the third quarter of 2003, Patriot's internal control process uncovered what is believed to be a defalcation perpetrated by a mid-level supervisory employee within Patriot's credit card operation. The defalcation includes an alleged theft and the alleged falsification and destruction of accounting records as well as the concealment of credit card delinquencies and bankruptcies. The total amount of the alleged theft is approximately $982,000. The company maintains an insurance policy which management believes covers the majority of the alleged theft, and as a result, Patriot has recorded an after-tax charge of $367,000 related to the deductible on that insurance policy and losses and operating expenses associated with the falsification and destruction of accounting records. The alleged defalcation included the concealment of approximately $460,000 of unsecured customer bankruptcies, which, since they were not material to any prior period, were charged off during the third quarter of 2003 through Patriot's loan loss reserve. An additional $299,000 of credit card delinquencies, which were subject to normal collection procedures were charged off during the fourth quarter of 2003. At December 31, 2003, there was $80,000 of delinquent credit card receivables remaining from the defalcation. Additional charge-offs may result from these delinquent accounts.

         Subsequent to the discovery of the alleged defalcation, Management has implemented staffing changes designed to improve the training of the individuals involved in the daily operations. Procedural changes were also implemented to enhance the segregation of duties, which strengthen the review, authorization and reconciliation process so that the probability of employee defalcations occurring in the future is reduced. The Chief Executive Officer and Chief Financial Officer believe that the corrective actions taken should be adequate to remedy the aforementioned control inadequacies.

         Except as discussed above, there have been no significant changes in Patriot's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth, as of March 8, 2004, the names of the Directors and Named Executive Officers (as defined below) as well as their ages, a brief description of their recent business experience, including present occupations and employment, certain directorships held by each, the year in which each director became a director of Patriot and the year in which their terms as director of Patriot expire.

                                                                                                        EXPIRATION
NAME AND PRINCIPAL OCCUPATION                                                               DIRECTOR     OF TERM AS
AT PRESENT AND FOR PAST FIVE YEARS                                              AGE         SINCE (1)    DIRECTOR
----------------------------------------------                                  ---         --------    -----------
DIRECTORS

Russell J. Kunkel                                                                61           2000         2006
Director of Patriot and the Bank. Vice
Chairman of National Penn Bank
from April 1996 to September 1997.
Vice Chairman of Meridian Bancorp, Inc.
and Meridian Bank from 1985 to 1995.

James A. Bentley, Jr.                                                            45           1998         2005
Director of Patriot and the Bank. President,
Chief Executive Officer and owner of
Bentley Graphic Communications since
1989.

Richard A. Elko                                                                  42           1999         2005
Director of Patriot and the Bank. President
and Chief Executive Officer
of Patriot and the Bank since November 3,
2000. Prior thereto, Executive Vice
President since December 1999 and Chief
Financial Officer of Patriot
and the Bank from January 1996 to
December 1999.

James B. Elliott                                                                 63           1990         2004
Chairman of the Board of Patriot
and the Bank since July 1998. President
of Strategic Business Concepts, Inc.
Prior thereto, Director of Communications
and Marketing for St. Joseph Medical
Center from 1994 to 1997.

Larry V. Thren                                                                   61           1992         2004
Director of Patriot and the Bank. Vice
President of Human Resources and Support
Services, Pottstown Memorial Medical
Center from 1988 to 2003.

                                                                                                 EXPIRATION
NAME AND PRINCIPAL OCCUPATION                                                   DIRECTOR         OF TERM AS
AT PRESENT AND FOR PAST FIVE YEARS                                AGE           SINCE (1)         DIRECTOR
---------------------------------------------                     ---           --------         ----------
NAMED EXECUTIVE OFFICERS
WHO ARE NOT DIRECTORS

Kevin R. Pyle
Executive Vice President and Chief Lending                         37
Officer of Patriot and the Bank since                                                                     -
February 2001. Prior thereto, Chief Credit
Officer of the Bank since March 1996.

Joni S. Naugle                                                     45                  -                  -
Executive Vice President and Chief
Operating Officer of Patriot and the Bank
since February 2001. Prior thereto, Chief
Operating Officer of Patriot and the Bank
since December 1998, Senior Vice President
for Marketing and Retail Sales at Sovereign
Bank from 1979 to
April 1998 and a consultant from
April 1998 to December 1998.

James G. Blume                                                     38                  -                  -
Senior Vice President and Chief Financial
Officer of Patriot and the Bank since
February 2001. Prior thereto, Chief
Financial Officer of Patriot and the Bank
since December 1999, Corporate Controller
of Patriot and the Bank from March 1997 to
December 1999.

(1) Includes years of service as a director of Patriot's predecessor, the Bank.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires Patriot's officers and directors, and any persons owning ten percent or more of the Common Stock, to file in their personal capacity initial statements of beneficial ownership, statements of change in beneficial ownership and annual statements of beneficial ownership with the SEC. Persons filing such beneficial ownership statements are required by SEC regulation to furnish Patriot with copies of all such statements filed with the SEC. The rules of the SEC regarding the filing of such statements require that "late filings" of such statements be disclosed in Patriot's proxy statement. To the best of Patriot's knowledge, there were no late filings during 2003.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD OF DIRECTORS

         Patriot conducts its business through meetings of the Board of Directors and through activities of its committees. The Board of Directors of Patriot meets monthly and may have additional meetings as needed. During 2003, the Board of Directors of Patriot held fifteen (15) meetings. All of the directors of Patriot attended at least 75% of the total number of Patriot's Board meetings held and committee meetings on which such directors served during 2003. The Board of Directors of Patriot maintains committees, the composition of which are described below.

         Audit Committee. The Audit Committee of Patriot consists of Messrs. Bentley, Elliott, Kunkel and Thren. The Audit Committee met seven (7) times in 2003. The Board has designated Mr. Kunkel as the Committee's "audit committee financial expert."

         Nominating Committee. The Nominating Committee of Patriot consists of Messrs. Bentley, Elko and Kunkel. The Nominating Committee met two (2) times in 2003.

         Personnel Compensation/Benefits Committee. The Personnel Compensation/Benefits Committee of Patriot consists of Messrs. Bentley, Elliott, Kunkel and Thren. The Personnel Compensation/Benefits Committee met six (6) times in 2003. No executive officers of Patriot served as a director of another for profit entity and therefore there are no interlocking compensation committee positions.

         Corporate Governance and Ethics Committee. The Corporate Governance and Ethics Committee of Patriot consists of Messrs. Bentley, Elliott, Kunkel and Thren. The Corporate Governance and Ethics Committee met four (4) times in 2003.

         Executive Committee. The Executive Committee of Patriot consists of Messrs. Bentley, Elko, Elliott and Thren. The Executive Committee is responsible for conducting the business of Patriot in the absence of the entire Board of Directors. The Executive Committee did not meet in 2003.

CORPORATE GOVERNANCE DOCUMENTS

         A copy of Patriot's Code of Ethics and Legal Code of Conduct, Patriot's Code of Ethics for the Chief Executive Officer and Senior Financial Officers and the charters of Patriot's Audit Committee, Nominating Committee, and Management Compensation Committee are available on Patriot's website under Investor Relations at www.patriotbank.com and any shareholder may obtain a printed copy of these documents by writing to Diane M. Davidheiser, Patriot Bank Corp., High and Hanover Streets, Pottstown, Pennsylvania 19464, by e-mail at ddavidhe@patriobank.com or by calling at (610) 970-4604.

DIRECTORS' COMPENSATION

         Outside director compensation is based on accepted practices of the banking industry, Patriot's current size and scope of operation, level of personal risk, liability associated with directorship responsibilities and the need to pay a competitive remuneration to retain and attract qualified individuals.

         Outside directors are paid an annual retainer of $18,000, in addition to $500 to attend each Board meeting and $100 to attend each committee meeting. The committee chairperson retainer is $3,000. Mr. Elliott receives an additional $25,000 annually as Chairman of the Board.

         On June 7, 1996, shareholders approved the 1996 Stock-Based Incentive Plan ("1996 Incentive Plan"), under which all directors who are not also employees of Patriot are eligible to receive stock awards and options to purchase common stock. Under the 1996 Incentive Plan, Messrs. Elliott and Thren were each granted non-statutory options to purchase 37,313 shares of common stock at an exercise price of $6.53 per share. On January 1, 1999, Mr. Bentley was awarded a non-statutory option to purchase 11,000 shares of common stock at an exercise price of $10.68 per share, and on November 27, 2000, he was awarded a non-statutory option to purchase 20,729 shares of common stock at an exercise price of $5.63 per share. On December 28, 2000, Mr. Kunkel was granted a non-statutory option to purchase 11,000 shares of common stock at an exercise price of $5.94 per share. On April 23, 2002, shareholders approved the 2002 Stock Option Plan, which provides that all non-employee directors are eligible to receive stock options to purchase common stock. Under the 2002 Stock Option Plan, Messrs. Bentley, Elliott, Kunkel and Thren were each granted non-statutory options to purchase 11,000 shares of common stock at an exercise price of $12.82 per share. The exercise price of all options was equal to the fair market value of common stock on the date of the grant. All options are exercisable in five equal annual installments, commencing one year from the date of grant, except that upon a change in control of Patriot, all options immediately vest. All shares have been adjusted for subsequent stock splits and stock dividends.

ITEM 11. EXECUTIVE COMPENSATION

         Summary Compensation Table. The following table shows, for the years ended December 31, 2003, 2002 and 2001, the cash compensation paid by Patriot, as well as certain other compensation paid or accrued for those years, to the President and Chief Executive Officer, the Executive Vice President and Chief Lending Officer, the Executive Vice President and Chief Operating Officer and Senior Vice President and Chief Financial Officer ("Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION                 LONG TERM COMPENSATION
                                        --------------------------------  -----------------------------------
                                                                                    AWARDS           PAYOUTS
                                                                          -------------------------  --------
                                                               OTHER      RESTRICTED   SECURITIES
                                                               ANNUAL       STOCK      UNDERLYING      LTIP          ALL OTHER
                                         SALARY     BONUS   COMPENSATION    AWARDS     OPTIONS/SARS   PAYOUTS       COMPENSATION
NAME AND PRINCIPAL POSITION(1)   YEAR    ($)(2)      ($)       ($)(3)      ($)(4)       (#)(5)(6)     ($)(7)          ($)(8)
------------------------------   ----   --------  --------  ------------  ----------  -------------  --------      ------------
Richard A. Elko                  2003   $321,346  $140,000            --          --             --        --           $33,829
   President, Chief Executive    2002   $253,885  $116,566            --          --         56,481        --           $24,956
   Officer and Director          2001   $233,269  $128,968            --          --             --        --           $15,893

Kevin R. Pyle                    2003   $193,788  $ 61,513            --          --             --        --           $32,442
   Executive Vice President      2002   $175,000  $ 52,247            --          --         29,247        --           $23,395
   and Chief Lending Officer     2001   $155,000  $ 60,397            --          --         5,500         --           $17,621

Joni S. Naugle                   2003   $193,788  $ 61,513            --          --             --        --           $28,905
   Executive Vice President      2002   $175,000  $ 52,247            --          --         31,716        --           $22,520
   and Chief Operating Officer   2001   $175,000  $ 39,843            --          --          5,500        --           $12,985

James G. Blume                   2003   $156,346  $ 52,500            --          --             --        --           $28,361
   Senior Vice President and     2002   $124,068  $ 39,392            --  $   70,500         22,000        --           $17,969
   Chief Financial Officer       2001   $102,654  $ 38,128            --          --         11,000        --           $13,857

(1) Mr. Elko was appointed President and Chief Executive Officer of Patriot and the Bank on November 3, 2000. Mr. Pyle was appointed Chief Lending Officer of Patriot and the Bank in March 1996. Ms. Naugle was appointed Chief Operating Officer of Patriot and the Bank in December 1998. Mr. Blume was appointed Chief Financial Officer of Patriot and the Bank in December 1999.

(2) Includes compensation deferred at the election of Messrs. Elko and Pyle, Ms. Naugle and Mr. Blume through Patriot's 401(k) plan.

(3) There were no: (a) perquisites in excess of the lesser of $50,000 or 10% of the individual's total salary and bonus for the last year, (b) payments of above-market preferential earnings on deferred compensation, (c) payments of earnings with respect to long-term incentive plans prior to settlement or maturation, (d) tax payment reimbursements, or (e) preferential discounts on stock.

(4) In 2002, pursuant to the 1996 Incentive Plan, Mr. Blume was awarded 5,500 shares that had a market value of $70,500 on the date of grant and a market value of $157,355 at December 31, 2003. Stock awarded under the 1996 Incentive Plan vest in five equal annual installments on each anniversary of the effective date of the stock award.

(5) Includes 56,481, 29,247, 31,716 and 550 shares subject to options granted to Messrs. Elko, Pyle, Ms. Naugle and Mr. Blume, respectively, under the 2002 Stock Option Plan in 2002; of those amounts 6,981 of Mr. Elko's shares, 1,747 of Mr. Pyle's shares and 4,216 of Ms. Naugle's shares were immediately exercisable upon their grant. Includes 21,450 shares subject to options granted to Mr. Blume under the 1996 Incentive Plan in 2002. Includes 5,500, 5,500 and 11,000 shares subject to options granted to Mr. Pyle, Ms. Naugle and Mr. Blume, respectively, under the 1996 Incentive Plan in 2001. Except for those options described above which vest immediately, all options granted under both Plans are exercisable in five equal annual installments on each anniversary of the effective date of the grant.

(6)      Shares have been adjusted for subsequent stock dividends.

(7) For 2003, 2002 and 2001, Patriot had no long-term incentive plans in existence. Accordingly, there were no payments or awards under any long-term incentive plan.

(8) Includes 763, 750, 694, and 711 shares allocated to Messrs. Elko and Pyle, Ms. Naugle and Mr. Blume, respectively, for 2003 pursuant to the ESOP with a market value of $21,829, $21,458, $19,855 and $20,342, respectively. Includes $12,000, $10,985, $9,050 and $8,019 in matching and discretionary contributions by Patriot to Patriot's 401 (k) plan during 2003 for Messrs. Elko and Pyle, Ms. Naugle and Mr. Blume, respectively. Includes 998, 976, 877, and 760 shares allocated to Messrs. Elko and Pyle, Ms. Naugle and Mr. Blume, respectively, for 2002 pursuant to the ESOP with a market value of $13,956, $13,649, $12,265 and $10,621, respectively. Includes $11,000, $9,746, $10,255 and $7,348 in matching and discretionary contributions by Patriot to Patriot's 401
         (k) plan during 2002 for Messrs. Elko and Pyle, Ms. Naugle and Mr. Blume, respectively. Includes 1,194, 1,155, 972 and 718 shares allocated to Messrs. Elko and Pyle, Ms. Naugle and Mr. Blume, respectively, for 2001 pursuant to the ESOP with a market value of $11,566, $11,183, $9,415 and $6,954, respectively. Includes $4,327,
         $6,438, $4,442 and $6,031 in matching and discretionary contributions by Patriot to Patriot's 401(k) plan during 2001 for Messrs. Elko and Pyle, Ms. Naugle and Mr. Blume, respectively. Shares have been adjusted for subsequent stock dividends.

         The following table provides certain information with respect to the number of shares of Common Stock represented by outstanding options held by the Named Executive Officers at December 31, 2003. Also reported are the values for "in-the-money" options that represent the positive difference between the exercise price of any such options and the closing sale price of the Common Stock at December 31, 2003.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION/SAR VALUES

                                                            NUMBER OF SECURITIES
                        SHARES                             UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                       ACQUIRED            VALUE                 OPTIONS/SARS           IN-THE-MONEY OPTION/SARS
                   ON EXERCISE (#)(1)    REALIZED ($)   AT FISCAL YEAR END (#)(1)(2)   AT FISCAL YEAR END ($)(3)
                   -------------------   ------------   ----------------------------   --------------------------
    NAME                                                EXERCISABLE    UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
---------------                                         -----------    -------------   -----------  -------------
RICHARD A. ELKO                109,570   $  1,553,191        19,253           39,600   $   318,918  $     625,284
KEVIN R. PYLE                   17,038   $    211,378            --           26,510            --  $     444,285
JONI S. NAUGLE                  22,916   $    410,177            --           25,300            --  $     420,145
JAMES G. BLUME                   8,975   $    175,153         1,200           24,200   $    18,948  $     423,434

(1) Shares have been adjusted for subsequent stock splits and stock dividends.

(2) The 111,941 options granted to Mr. Elko on June 7, 1996, have an exercise price of $6.53 and became exercisable at an annual rate of 20% beginning June 7, 1997. The 6,050 options granted to Mr. Pyle on June 7, 1999, have an exercise price of $8.66 and became exercisable at an annual rate of 20% beginning June 7, 2000. The 5,500, 5,500 and 11,000 options granted to Mr. Pyle, Ms. Naugle and Mr. Blume, respectively, on February 22, 2001, have an exercise price of $6.56 and became exercisable at an annual rate of 20% beginning February 22, 2002. The 49,500, 27,500, 27,500 and 22,000 options granted to Messrs. Elko and Pyle and Ms. Naugle and Mr. Blume, respectively, on May 15, 2002, have an exercise price of $12.82 and became exercisable at an annual rate of 20% beginning May 15, 2003. The 6,982 options granted to Mr. Elko on May 15, 2002, have an exercise price of $12.82 and were immediately vested on May 15, 2002, the date of the grant.

(3) Based on market value of the Common Stock at year end, minus the exercise price. The market price on December 31, 2003, was $28.61.

EMPLOYMENT AGREEMENTS

         Patriot and the Bank have entered into separate employment agreements with Mr. Elko. The employment agreements are intended to ensure that Patriot and the Bank will be able to maintain a stable and competent management base. The continued success of Patriot and the Bank depends to a significant degree on the skills and competence of Mr. Elko.

         The employment agreements provide for a three-year term for Mr. Elko. The terms of Patriot's employment agreement shall be extended on a daily basis unless written notice of nonrenewal is given by the Board of Patriot. The employment agreements provide that Mr. Elko's base salary will be reviewed annually. The current base salary for Mr. Elko is $312,000. In addition to the base salary, the employment agreements provide for, among other things, participation in stock benefits plans and other fringe benefits applicable to executive personnel. The employment agreements provide for termination by Patriot or the Bank for cause, as defined in the employment agreements, at any time. In the event Patriot or the Bank chooses to terminate Mr. Elko's employment for reasons other than for cause, or in the event of Mr. Elko's resignation from Patriot and the Bank upon: (i) failure to re-elect Mr. Elko to his current offices; (ii) a material change in Mr. Elko's functions, duties or responsibilities; (iii) a relocation of Mr. Elko's principal place of employment by more than 20 miles; (iv) a material reduction in the benefits and perquisites provided to Mr. Elko; (v) liquidation or dissolution of Patriot or the Bank;
(vi) a breach of the agreement by Patriot or the Bank; (vii) the refusal of Patriot or the Bank to extend the agreement as described above; or (viii) the voluntary or involuntary termination following a change in control of Patriot or the Bank, Mr. Elko or, in the event of death, his beneficiary, would be entitled to receive an amount equal to the greater of: (a) the remaining payments due to Mr. Elko, or (b) three times Mr. Elko's average annual compensation as defined in the employment agreements. Patriot and the Bank also would continue and pay for Mr. Elko's life, health and disability coverage for the remaining term of the agreement.

         Any payments under the employment agreements in the event of a change in control may constitute some portion of an excess parachute payment under
Section 280G of the Internal Revenue Code (the "Code"), resulting in the imposition of an excise tax on the recipient and denial of the deduction for such excess amounts to Patriot and the Bank. Under the employment agreements Patriot and the Bank have agreed to pay to Mr. Elko such additional amount, if any, as is necessary, after the deduction of any applicable taxes, to pay any such excise tax imposed on Mr. Elko.

         Payments to Mr. Elko under the Bank's agreement will be guaranteed by Patriot in the event that payments or benefits are not paid by the Bank. Payments to Mr. Elko under Patriot's agreement would be made by Patriot. All reasonable costs and legal fees paid or incurred by Mr. Elko pursuant to any dispute or question of interpretation relating to the employment agreements shall be paid by Patriot or the Bank, respectively, if Mr. Elko is successful pursuant to a legal judgment, arbitration or settlement. The employment agreements also provide that Patriot and the Bank shall indemnify Mr. Elko to the fullest extent allowable under federal and Pennsylvania law.

         In February 2001, the Bank entered into employment agreements with Mr. Pyle, Ms. Naugle and Mr. Blume (individually, the "Executive") each having a term of three years (individually, an "Employment Agreement"). The Employment Agreement provides that, commencing on the first anniversary date and continuing on each anniversary date thereafter, the disinterested members of the Board of Directors of the Bank may extend the Employment Agreement for an additional year so that the remaining term shall be three years, unless written notice of nonrenewal is given by the Board of Directors after conducting a performance evaluation of the Executive. The current base salaries for Mr. Pyle, Ms. Naugle and Mr. Blume are $192,400, $192,400 and $156,000, respectively. In addition to the base salary, the Employment Agreement provides for, among other things, participation in stock benefit plans and other fringe benefits applicable to executive personnel.

         The Employment Agreements of Mr. Pyle, Ms. Naugle and Mr. Blume provide for termination by the Bank for cause, as defined in the Employment Agreement, at any time. In the event the Bank chooses to terminate the Executive's full-time employment for reasons other than for cause, or in the event of the Executive's resignation from the Bank upon: (i) failure to re-elect, appoint or reappoint the Executive to office; (ii) material change in the Executive's functions, duties or responsibilities which change would cause the Executive's position to become one of lesser responsibility, importance or scope, unless consented to by the Executive; (iii) a relocation of the Executive's principal place of employment by more than 20 miles; (iv) a material reduction in the benefits and perquisites provided to the Executive; (v) liquidation or dissolution of Patriot or the Bank; (vi) a breach of the Employment Agreement by the Bank; (vii) the refusal of the Bank to extend the term of the Employment Agreement; or (viii) the voluntary or involuntary termination of the Executive's employment following a change in control of Patriot or the Bank, the Executive, or the Executive's beneficiary in the event of the Executive's death, would be entitled to receive an amount equal to the greater of: (a) the remaining payments due to the Executive, or (b) three times the Executive's average annual compensation us defined in the Employment Agreement. The Bank also would continue and pay for the Executive's life, health and disability coverage for three years following the date of termination. Any amounts payable under the Employment Agreement resulting from termination of employment following a change in control would be reduced to the extent necessary to avoid such payments constituting an excess parachute payment under the Code.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         This report of the Personnel Compensation/Benefits Committee (the "Committee") and the stock performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933, as amended (the "Securities Act") or the Exchange Act, except to the extent that Patriot specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

         Under rules established by the SEC, Patriot is required to provide certain information regarding the compensation and benefits provided to Patriot's CEO and other executive officers of Patriot. The disclosure requirements for the CEO and other executive officers include the use of tables and a report explaining the rationale and considerations that led to fundamental compensation decisions affecting those individuals. In fulfillment of this requirement, the Committee, at the direction of the Board of Directors, has prepared the following report for inclusion in this proxy statement.

COMPENSATION POLICIES

         The Committee has established a policy for executive compensation, taking into account both subjective performance criteria and selected objective performance measures. The purpose of the policy is to: (i) provide compensation programs and opportunities which are competitive with other similar financial services companies; (ii) support Patriot's goal setting and strategic planning process; (iii) motivate the executive management of Patriot to achieve profit and other key goals of the institution, including but not limited to Patriot's commitment to the communities it serves and to its employees, customers and investors; (iv) motivate the executive management to operate Patriot in a safe and sound manner and in compliance with all pertinent governmental and regulatory requirements; and (v) minimize potential overhead by designating a significant portion of the annual compensation of executives as variable and performance oriented rather than fixed.

         In determining an Executive Compensation Plan for 2003, the Committee of Patriot established certain objectives for executive management which included the creation and execution of a strategic business plan, attaining certain financial goals based on net income, earnings per share, return on equity, return on assets, strengthening senior management, reaching certain volume goals for loans and core deposits, achieving certain asset quality targets, achieving certain customer satisfaction criteria, initiating several business objectives and maintaining positive relationships with external constituents.

         Additionally, Patriot utilized a number of subjective elements as part of the decision making process regarding executive compensation. The individual skills and talents of the executive managers of Patriot, including but not limited to, experience, leadership ability, planning and organizational skills, administrative talent, vision for the future and work ethic were given consideration in establishing executive compensation.

         The Committee set Mr. Elko's 2004 base salary at $312,000 and established specific Company financial performance objectives and individual performance objectives under the 2004 Annual Bonus Plan for Mr. Elko. Mr. Elko's total base compensation target for 2004 will be at 100% of the total compensation peer marketplace for 2003 for the CEO position within the newly designed peer group. This peer group is not necessarily comprised of the same institutions used in the peer group for the stock performance graph.

                                  THE PERSONNEL COMPENSATION/BENEFITS COMMITTEE Larry V. Thren, Chairman
                                  James A. Bentley, Jr.
                                  James B. Elliott

         Stock Performance Graph. The following graph shows a comparison of total shareholder return on the Common Stock, based on the market price of the Common Stock, with the cumulative total return of companies on The Nasdaq Stock Market (U.S.) Index and The Nasdaq Banking Index for the period beginning on January 1, 1999, through December 31, 2003.

   COMPARISON OF CUMULATIVE TOTAL RETURNS FOR PATRIOT BANK CORP. COMMON STOCK,
       THE NASDAQ STOCK MARKET (U.S.) INDEX AND THE NASDAQ BANKING INDEX.

[LINE GRAPHIC]

Company/Index/Market                             12/31/98    12/31/99   12/31/00   12/31/01   12/31/02  12/31/03
--------------------                             --------    --------   --------   --------   --------  --------
Patriot Bank Corp. Common Stock                  $100.00     $ 94.26    $ 62.36    $101.81    $150.85   $314.22
The Nasdaq Stock Market (U.S.) Index
  (Broad Market)                                 $100.00     $185.95    $113.19    $ 89.64    $ 61.67   $ 92.90
The Nasdaq Banking Index
  (Industry Index)                               $100.00     $ 94.28    $110.50    $124.34    $133.01   $176.36

Notes:

A. The lines represent annual index levels derived from compounded daily returns that include all dividends.

B. The indexes are reweighed daily, using the market capitalization on the previous trading day.

C. If the year-end is not a trading day, the proceding trading day is used.

D. The index level for all the series was set to $100.00 on December 31, 1998.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding management and those persons believed by management to be beneficial owners of more than 5% of the Common Stock on December 31, 2003, or as disclosed in reports regarding ownership filed by persons with Patriot and with the SEC, in accordance with Sections 13(d) and 13(g) of the Exchange Act. Other than those persons listed below, Patriot is not aware of any person, as such term is defined in the Exchange Act, that owns more than 5% of the Common Stock as of December 31, 2003.

                               NAME AND ADDRESS OF                 AMOUNT AND NATURE OF      PERCENT
TITLE OF CLASS                   BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP      OF CLASS
----------------------      -----------------------------          ---------------------     ---------
Common Stock                Patriot Bank Employee Stock              597,000 (1)                9.0%
                            Ownership Plan ("ESOP")
                            High & Hanover Streets
                            Pottstown, PA 19464

Common Stock                Jeffrey L. Gendell 55                    366,430                    5.5%
                            Railroad Avenue, 3rd Floor
                            Greenwich, CT 06830

Common Stock                James A. Bentley,                         60,987 (2)(3)(4)             *
                            Jr. Director

Common Stock                Richard A. Elko                          180,887 (2)(4)             2.7%
                            Director, President and
                            Chief Executive Officer

Common Stock                James B. Elliott                          76,312 (2)(4)             1.2%
                            Chairman of the Board

Common Stock                Russell J. Kunkel                         14,300 (2)(4)                *
                            Director

Common Stock                Larry V. Thren                           103,933 (2)(4)             1.6%
                            Director

Common Stock                James G. Blume Senior                     22,799 (2)(3)(4)             *
                            Vice President and Chief
                            Financial Officer

Common Stock                Joni S. Naugle Executive                  19,724 (2)(4)                *
                            Vice President and Chief
                            Operating Officer

Common Stock                Kevin R. Pyle Executive                   57,331 (2)(3)(4)             *
                            Vice President and Chief
                            Lending Officer

* Represents less than one percent of the outstanding Common Stock.

(1) Shares of Common Stock were acquired by the ESOP in the 1995 conversion of Patriot Savings Bank (a predecessor of the Bank) from mutual to stock form. The Personnel Compensation/Benefits Committee of the Board of Directors administers the ESOP. Investors Trust Company is the corporate trustee for the ESOP ("ESOP Trustee"). The ESOP Trustee, subject to its fiduciary duty, must vote all allocated shares held in the ESOP in accordance with the instructions of the participants. At December 31, 2003, 286,000 shares had been allocated under the ESOP and 311,000 shares remain unallocated. Unallocated shares will be voted by the ESOP Trustee in a manner calculated to most accurately reflect the instructions received from participants regarding the allocated stock so long as such vote is in accordance with the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

(2) Each person effectively exercises sole (or shares with his/her spouse or other immediate family member) voting or dispositive power as to shares reported herein (except as noted).

(3) Includes 2,216, 4,400 and 387 shares awarded to Messrs. Bentley, Blume and Pyle, respectively, under the 1996 Incentive Plan. Stock awards granted under the 1996 Incentive Plan vest in five equal annual installments. However, recipients have the right to direct the voting of all awarded shares.

(4)      Includes 25,637, 19,253, 11,200, 4,400 and 39,513 shares subject to options granted to directors Bentley, Elko, Elliott, Kunkel and Thren, respectively, that are exercisable within 60 days. Includes 3,400, 1,100 and 1,100 shares subject to options granted to officers Blume, Naugle and Pyle, respectively, that are exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Patriot's current policy provides that all loans made by Patriot to its directors and officers are made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. All loans made to directors and officers comply with this policy.

ITEM 14. INDEPENDENT ACCOUNTANT FEES AND SERVICES

         The following table sets forth the aggregate fees payable by Patriot for the fiscal years ended December 31, 2003 and December 31, 2002 to Patriot's independent accounting firm KPMG LLP.

                                                   DECEMBER 31, 2003      DECEMBER 31, 2002
                                                   -----------------      -----------------
Audit Fees ...............................             $187,922               $160,847
Audit-Related Fees .......................                9,873                     --
Tax Fees .................................               47,400                 45,475
All Other Fees ...........................                   --                     --
                                                       --------               --------
                                                       $245,195               $206,322
                                                       ========               ========

         Audit fees include fees for services that are customary under auditing standards generally accepted in the United States of America or that are customary for the purposes of rendering an opinion or review report on the registrant's financial statements. This also includes services that generally only an independent accountant reasonably can provide, such as comfort letters, statutory audit and attest services (including reports on an issuer's internal controls and procedures for financial reporting required under FDICIA and
Section 404), consents and assistance with and review of documents filed with the Securities and Exchange Commission.

         Audit-related fees are assurance and related services that traditionally are performed by the independent accountant. More specifically, these services included, among others: due diligence related to mergers and acquisitions and accounting consultations in connection with acquisitions.

         Tax fees consist of all tax services that do not relate to "audit assist work." This includes tax compliance, tax advice and tax planning.

         All other fees are any other fees for services not covered in previous categories.

         The Audit Committee considered whether the provision of nonaudit services by Patriot's principal auditors during 2003 was compatible with maintaining auditor independence.

         The Audit Committee began considering whether the non-audit services proposed to be performed by KPMG LLP in advance of such performance for compatibility with their independence beginning in September 2002.

AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES BY INDEPENDENT AUDITORS

         The Audit Committee pre-approves all audit and non-prohibited, non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the independent auditor is required to provide detailed back-up documentation at the time of approval or such other detailed information as the Audit Committee deems appropriate. The Audit and Finance Committee may delegate pre-approval authority to one or more of its members. Such a member must report any decisions to the Audit Committee at the next scheduled meeting. There were no waivers by the Audit Committee of the pre-approval requirement for permissible non-audit services in 2003.

AUDIT COMMITTEE REPORT AND RELATED MATTERS

         Pursuant to rules adopted by the SEC designed to improve disclosures related to the functioning of corporate audit committees and to enhance the reliability and credibility of financial statements of public companies, the Audit Committee of Patriot's Board of Directors submits the following report:

AUDIT COMMITTEE REPORT TO SHAREHOLDERS

         The Audit Committee of the Board of Directors is responsible for providing independent, objective oversight of Patriot's accounting functions and internal controls. The Audit Committee is composed of directors Bentley, Elliott, Kunkel and Thren, each of whom is independent. The Audit Committee operates under a written charter approved by the Board of Directors. Revisions to the charter were adopted in December 2002 to strengthen the role of the Committee and assure compliance with the Sarbanes-Oxley Act of 2002.

         Management is responsible for Patriot's internal controls and financial reporting process. The independent accountants are responsible for performing an independent audit of Patriot's consolidated financial statements in accordance with generally accepted auditing standards and to issue a report thereon. The Audit Committee's responsibility is to monitor and oversee these processes.

         In connection with these responsibilities, the Audit Committee met with management and the independent accountants to review and discuss the December 31, 2003, financial statements. The Audit Committee also discussed with the independent accountants the matters required by Statement on Auditing Standards No. 61 (Communication with Audit Committees). The Audit Committee also received written disclosures from the independent accountants required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Audit Committee discussed with the independent accountants that firm's independence.

         Based upon the Audit Committee's discussions with management and the independent accountants, and the Audit Committee's review of the representations of management and the independent accountants, the Audit Committee recommended that the Board of Directors include the audited consolidated financial statements in Patriot's Annual Report on Form 10-K for the year ended December 31, 2003, to be filed with the SEC.

                                          THE AUDIT COMMITTEE

                                          Russell J. Kunkel, Chairman
                                          James A. Bentley, Jr.
                                          James B. Elliott
                                          Larry V. Thren

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

    3.   EXHIBITS.

      (a)THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT.

         3.1 Certificate of Incorporation of the Patriot Bank Corp. (Incorporated by reference to Exhibit 3.1 to Patriot Bank Corp.'s Registration Statement No. 333-650-45 on Form S-4.)

         3.2      Bylaws of the Patriot Bank Corp. (Incorporated by reference to
                  Exhibit 3.2 to Patriot Bank Corp.'s Registration Statement No. 333-650-45 on Form S-4.)

         10.1 Employment Agreement between Patriot Bank Corp. and Richard A. Elko dated February 22, 2001, (Incorporated by reference to Patriot Bank Corp.'s 2000 10-K filed March 29, 2001.) ***

         10.2 Employment Agreement between Kevin R. Pyle and Patriot Bank dated February 22, 2001, (Incorporated by reference to Patriot Bank Corp.'s 2000 10-K filed March 29, 2001.) ***

         10.3 Employment Agreement between Richard A. Elko and Patriot Bank dated February 22, 2001, (Incorporated by reference to Patriot Bank Corp.'s 2000 10-K filed March 29, 2001.) ***

         10.4 Employment Agreement between Joni S. Naugle and Patriot Bank dated February 22, 2001, (Incorporated by reference to Patriot Bank Corp.'s 2000 10-K filed March 29, 2001.) ***

         10.5 Employment Agreement between James G. Blume and Patriot Bank dated February 22, 2001, (Incorporated by reference to Patriot Bank Corp.'s 2000 10-K filed March 29, 2001.) ***

         10.6 The Patriot Bank Corp. 1996 Stock Incentive Plan. (Incorporated by reference to Patriot Bank Corp.'s Proxy Statement for the 1996 Annual Meeting of Shareholders filed April 26, 1996).***

         10.7 The Patriot Bank Corp. 2002 Stock-Based Option Plan. (Incorporated by reference to Patriot Bank Corp.'s Proxy Statement for the 2002 Annual Meeting of Shareholders filed April 26, 2002).***

         21.0     Subsidiaries.

         23.0     Consent of KPMG LLP

         31.1     Rule 13(a)- 14(a) CEO Certification

         31.2     Rule 13(a)- 14(a) CFO Certification

         32.1     Section 1350 CEO Certification

         32.2     Section 1350 CFO Certification

-----------------------
*** Denotes a management contract or a compensatory plan or arrangement.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

(b)      REPORTS ON FORM 8-K.

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

         -- On September 5, 2003, the registrant filed a Form 8-K reporting the acquisition of Tyler Wealth Counselors, Inc.

         -- On October 21,2003, the registrant filed a Form 8-K announcing earnings for the third quarter of 2003.

         -- On October 24, 2003, the registrant filed a Form 8-K reporting the declaration of a cash dividend of 13.5 cents per share.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PATRIOT BANK CORP.

Dated: March 15, 2004                  By /s/ RICHARD A. ELKO
                                          -------------------
                                       Richard A. Elko
                                       President and Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                    NAME                                TITLE                         DATE
       /s/ JAMES B. ELLIOTT              Chairman of the Board                  March 15, 2004
------------------------------------
             James B. Elliott

       /s/RICHARD A. ELKO                President and Chief                    March 15, 2004
------------------------------------
             Richard A. Elko             Executive Officer and Director

        /s/ LARRY V. THREN               Director                               March 15, 2004
------------------------------------
              Larry V. Thren

   /s/ JAMES A. BENTLEY, JR.             Director                               March 15,2004
------------------------------------
          James A. Bentley, Jr.

      /s/ RUSSELL J. KUNKEL              Director                               March 15, 2004
------------------------------------
            Russell J. Kunkel

        /s/ JAMES G. BLUME               Chief Financial Officer                March 15, 2004
------------------------------------
             James G. Blume