Form 10-Q
period 2004-03-31
PATRIOT BANK CORP
filed 2004-05-10
CIK 1000235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2004
                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------   --------------------

                         Commission File Number 0-26744

                               PATRIOT BANK CORP.
      --------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                    232820537
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

High and Hanover Streets, Pottstown, Pennsylvania                 19464-9963
-------------------------------------------------                 ----------
    (Address of principal executive offices)                      (Zip Code)

                                 (610) 323-1500
   --------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable

   ---------------------------------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,768,723 shares of common stock were outstanding as of May 10, 2004.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                     Page
PART I FINANCIAL INFORMATION                                                           3

     Item 1  FINANCIAL STATEMENTS (Unaudited)                                          3

             Consolidated Balance Sheets at March 31, 2004
             and December 31, 2003                                                     3

             Consolidated Statements of Income for the Three-Month Periods
             ended March 31, 2004 and 2003                                             4

             Consolidated Statements of Shareholders' Equity for the
             Periods ended March 31, 2004 and December 31, 2003                        5

             Consolidated Statements of Cash Flows for the Three-Month
             Period ended March 31, 2004 and 2003                                      6

             Consolidated Statements of Comprehensive Income for the
             Three-Month Period ended March 31, 2004 and 2003                          8

             Notes to Consolidated Financial Statements                                9

     Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION                                       18

     Item 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK               24

     Item 4  CONTROLS AND PROCEDURES                                                  25

PART II OTHER INFORMATION

     Items 1 through 6                                                                27

SIGNATURES                                                                            28

CERTIFICATIONS                                                                        29

EXHIBITS                                                                              31

ITEM 1 FINANCIAL STATEMENTS

                       Patriot Bank Corp. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                   MARCH 31, 2004    DECEMBER 31, 2003
                                                                                   --------------    -----------------
ASSETS

Cash and cash due from banks                                                       $       13,915    $          16,040
Interest earning deposits in other financial institutions                                   3,276                1,705
                                                                                   --------------    -----------------
     Total cash and cash equivalents                                                       17,191               17,745

Securities available for sale                                                             341,705              347,140

Loans held for sale                                                                         4,981                4,363
Loans and leases receivable, net of allowance for credit loss of $7,059
   and $6,904 at March 31, 2004 and December 31, 2003, respectively                       621,683              618,595
Premises and equipment, net                                                                11,434               11,008
Accrued interest receivable                                                                 3,523                3,591
Real estate owned and other repossessed property                                              523                  401
Cash surrender value life insurance                                                        18,841               18,993
Goodwill                                                                                   11,477               11,477
Amortizing intangible assets                                                                3,871                4,014
Other assets                                                                                5,344                6,321
                                                                                   --------------    -----------------
     TOTAL ASSETS                                                                  $    1,040,573    $       1,043,648
                                                                                   ==============    =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                           $      640,632    $         613,555
FHLB advances and federal funds                                                           257,301              289,655
Repurchase agreements                                                                      44,756               44,407
Advances from borrowers for taxes and insurance                                             1,885                1,592
Junior subordinated debt                                                                   20,500               20,500
Other liabilities                                                                           4,803                8,196
                                                                                   --------------    -----------------
    Total liabilities                                                                     969,877              977,905

SHAREHOLDERS' EQUITY

Preferred stock. $.01 par value, 5,000,000 shares authorized,
   None issued at March 31, 2004 and December 31, 2003, respectively                            -                    -
Common stock. No par value, 20,000,000 shares authorized, 7,216,077 and
   7,216,077 shares issued at March 31, 2004 and December 31, 2003, respectively                -                    -
Additional paid-in capital                                                                 69,343               69,061
Common stock acquired by ESOP, 304,014 and 311,084 shares at cost at
   March 31, 2004 and December 31, 2003, respectively                                      (1,535)              (1,571)
Common stock acquired by MRP, 4,386 and 4,897 shares at amortized
   Cost at March 31, 2004 and December 31, 2003, respectively                                 (50)                 (55)
Retained earnings                                                                           9,417                8,728
Treasury stock acquired, 532,712 and 591,071 shares at cost at
   March 31, 2004 and December 31, 2003, respectively                                      (9,698)             (10,836)
Accumulated other comprehensive income                                                      3,219                  416
                                                                                   --------------    -----------------
     Total shareholders' equity                                                            70,696               65,743
                                                                                   --------------    -----------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $    1,040,573    $       1,043,648
                                                                                   ==============    =================

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except for share data)

                                                               Three-Month Period Ended
                                                                       March 31,
                                                                 2004            2003
                                                               --------        --------
                                                                    (unaudited)
INTEREST INCOME
    Interest-earning deposits                                  $      2        $      6
    Investment securities                                         4,086           4,196
    Loans and leases                                             10,595          11,130
                                                               --------        --------
        Total interest income                                    14,683          15,332
                                                               --------        --------
INTEREST EXPENSE
    Deposits                                                      2,819           3,140
    Short-term borrowings                                           229             800
    Long-term borrowings                                          3,242           3,616
                                                               --------        --------
         Total interest expense                                   6,290           7,556
                                                               --------        --------
    Net interest income before provision for credit losses        8,393           7,776
    Provision for credit losses                                   1,000           1,100
                                                               --------        --------
    Net interest income after provision for credit losses         7,393           6,676
                                                               --------        --------
NON-INTEREST INCOME
    Service fees on deposits                                        893             862
     Fees on loans and leases                                       395             426
     Investment gains                                                --             556
     Gains on the sale of loans and leases                          372             704
     BOLI                                                           181             210
     Patriot Advisors' commissions                                  804             478
     Loss on the disposition of borrowings                           --            (588)
     Other non-interest income                                       59              (2)
                                                               --------        --------
           Total non-interest income                              2,704           2,646
                                                               --------        --------
NON-INTEREST EXPENSE
     Salaries and employee benefits                               4,841           3,903
     Occupancy and equipment                                      1,170           1,090
     Professional services                                          716             326
     Advertising                                                    128             163
     Deposit processing                                             303             289
     Amortization of intangible assets                              134             121
     Office supplies & postage                                      238             209
     Non-income based tax                                           213             205
     Other operating expense                                        516             375
                                                               --------        --------
             Total non-interest expense                           8,259           6,681
                                                               --------        --------
Income before taxes                                               1,838           2,641
      Income tax expense                                            221             541
                                                               --------        --------
NET INCOME                                                     $  1,617        $  2,100
                                                               ========        ========

Earnings per share - basic                                     $   0.25        $   0.33
                                                               ========        ========

Earnings per share - diluted                                   $   0.24        $   0.31
                                                               ========        ========

Dividends per share                                            $   0.14        $   0.11
                                                               ========        ========

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (in thousands, unaudited)

                                                                                                    ACCUMULATED
                                                 ADDITIONAL                                            OTHER
                                        NUMBER    PAID-IN                      RETAINED  TREASURY  COMPREHENSIVE
                                      OF SHARES   CAPITAL      ESOP     MRP    EARNINGS   STOCK       INCOME       TOTAL
                                      ---------  ----------  --------  ------  --------  --------  -------------  --------
BALANCE AT JANUARY 1, 2003 .......        5,774  $   57,611  $ (1,638) $  (98) $ 13,855  $ (6,441) $       2,656  $ 65,945
                                      =========  ==========  ========  ======  ========  ========  =============  ========
Release and amortization of MRP ..            4          11        --      43        --        --             --        54
Purchase of treasury stock .......         (349)         --        --      --        --    (7,070)            --    (7,070)
Release of ESOP shares ...........           28         457        67      --        --        --             --       524
Sale of stock associated with ESPP            9          --        --      --        --       137             --       137
Change in unrealized gains
     on securities available
     for sale, net of taxes ......           --          --        --      --        --        --         (2,240)   (2,240)
Exercise of stock options ........          210        (373)       --      --        --     1,780             --     1,407
Stock compensation tax benefit ...           --         727        --      --        --        --             --       727
Issuance of stock for acquisitions           50          --        --      --        --       758             --       758
Stock dividend ...................          583      10,628        --      --   (10,628)       --             --        --
Net income .......................           --          --        --      --     8,635        --             --     8,635
Cash dividends paid ..............           --          --        --      --    (3,134)       --             --    (3,134)
                                      ---------  ----------  --------  ------  --------  --------  -------------  --------
BALANCE AT DECEMBER 31, 2003 .....        6,309  $   69,061  $ (1,571) $  (55) $  8,728  $(10,836) $         416  $ 65,743
                                      =========  ==========  ========  ======  ========  ========  =============  ========
Common stock issued ..............           12         111        --      --        --        --             --       111
Release and amortization of MRP ..            1          --        --       5        --        --             --         5
Purchase of treasury stock .......          (12)         --        --      --        --      (341)            --      (341)
Release of ESOP shares ...........            7         171        36      --        --        --             --       207
Sale of stock associated with ESPP            1          --        --      --        --        41             --        41
Change in unrealized gains
     on securities available
     for sale, net of taxes ......           --          --        --      --        --        --          2,803     2,803
Exercise of stock options ........           12          --        --      --        --       110             --       110
Issuance of stock for acquisitions           45          --        --      --        --     1,328             --     1,328
Net income .......................           --          --        --      --     1,617        --             --     1,617
Cash dividends paid ..............           --          --        --      --      (928)       --             --      (928)
                                      ---------  ----------  --------  ------  --------  --------  -------------  --------
BALANCE AT MARCH 31, 2004 ........        6,375  $   69,343  $ (1,535) $  (50) $  9,417  $ (9,698) $       3,219  $ 70,696
                                      =========  ==========  ========  ======  ========  ========  =============  ========

The accompanying notes are an integral part of these statements.

                       Patriot Bank Corp. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                            THREE-MONTHS PERIOD ENDED MARCH 31,
                                                                            -----------------------------------
                                                                              2004                       2003
                                                                            --------                   --------
OPERATING ACTIVITIES

    Net Income                                                              $  1,617                   $  2,100
    Adjustments to reconcile net income to net cash provided by operating activities
        Amortization and accretion of:
           Deferred loan origination costs                                       351                        172
           Premiums                                                              171                         --
           MRP shares                                                              5                         11
           Intangibles                                                           134                        121
        Provision for credit losses                                            1,000                      1,100
        Release of ESOP shares                                                   207                        102
        Gain on sale of investment securities                                     --                       (556)
        Loss on disposition of borrowings                                         --                        588
        (Gain) loss on sale & write down of real estate owned and other
        repossessed assets                                                       (54)                        32
        Depreciation of premises and equipment                                   391                        345
        Mortgage loans originated for sale                                   (15,306)                   (28,627)
        Mortgage loans sold                                                   14,688                     29,486
        Deferred income tax expense                                               --                       (277)
        Decrease (increase) in cash surrender value of life insurance            152                       (207)
        Decrease in accrued interest receivable                                   68                        388
        (Increase) decrease in other assets                                     (459)                       167
        (Decrease) increase in other liabilities                                (305)                       404
                                                                            --------                   --------
           Net cash provided by operating activities                           2,660                      5,349
                                                                            --------                   --------
INVESTING ACTIVITIES

        Loan originations & principal payments on loans, net                  (5,493)                    16,186
        Proceeds from the sale of securities - available for sale              2,122                     11,082
        Proceeds from the maturity of securities - available for sale          7,983                     40,953
        Purchase of securities - available for sale                             (593)                   (78,446)
        Proceeds from sale of real estate owned & other repossessed
        assets                                                                   986                        255
        Cash paid in business combination                                         --                       (803)
        Purchase of premises and equipment                                      (817)                      (716)
                                                                            --------                   --------
           Net cash provided by (used in) investing activities                 4,188                    (11,489)
                                                                            --------                   --------
FINANCING ACTIVITIES

        Net increase in deposits                                              27,077                     48,539
        Repayment of short term borrowings                                   (34,000)                   (63,589)
        Proceeds from short term repurchase agreements                           349                     26,831
        Repayment of long term borrowings                                         (3)                        (2)
        Increase in advances from borrowers for taxes and insurance              293                        110
        Cash paid for dividends                                                 (928)                      (738)
        Proceeds from the sale of stock associated with ESPP                      41                         30
        Proceeds from the exercise of stock options                              110                         13
        Purchase of treasury stock                                              (341)                      (106)
                                                                            --------                   --------
           Net cash (used in) provided by financing activities                (7,402)                    11,088
                                                                            --------                   --------
        Increase (decrease) in cash and cash equivalents                        (554)                     4,948
Cash and cash equivalents at beginning of the period                          17,745                     16,839
                                                                            --------                   --------
Cash and cash equivalents at end of the period                              $ 17,191                   $ 21,787
                                                                            ========                   ========
SUPPLEMENTAL DISCLOSURES

     Cash paid for interest                                                 $  2,784                   $  2,865
     Cash paid for income taxes                                             $     19                   $    862
     Transfers from loans and leases to real estate owned and other
     repossessed property                                                   $  1,054                   $    133

                       Patriot Bank Corp. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                            (in thousands, unaudited)

SUPPLEMENTAL DISCLOSURES (CONTINUED)

On January 3, 2003, Patriot purchased the stock of Bonds & Paulus Associates, Inc. for $458,000 plus contingent consideration to be paid in shares of Patriot Bank Corp. common stock based upon future revenues of Bonds & Paulus. Of the $458,000, $115,000 was paid in cash and 22,810 shares of Patriot Bank Corp. common stock having a value of $343,000 were issued at closing. During the first quarter in 2004, Patriot issued 22,279 shares of Patriot Bank Corp. common stock having a value of $653,000 as part of the contingent consideration agreed upon at closing. In conjunction with the acquisition of Bonds & Paulus Associates, Inc., liabilities were assumed as follows:

Fair value of assets acquired                $  1,671.0
Cash paid                                        (115.0)
Stock issued                                     (343.0)
                                             ----------
Liabilities assumed                          $  1,213.0

On January 17, 2003, Patriot purchased the stock of Pension Benefits Inc. for $829,000 plus contingent consideration to be paid in shares of Patriot Bank Corp. common stock based upon future revenues of Pension Benefits, Inc. Of the $829,000, $414,500 was paid in cash and 27,338 shares of Patriot Bank Corp. common stock were issued at closing. During the first quarter in 2004, Patriot issued 22,989 shares of Patriot Bank Corp. common stock having a value of $674,000 as part of the contingent consideration agreed upon at closing. In conjunction with the acquisition of Pension Benefits Inc., liabilities were assumed as follows:

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

On September 5, 2003, Patriot purchased the stock of Tyler Wealth Counselors for $650,000 in cash. In conjunction with the acquisition of Tyler Wealth Counselors liabilities were assumed as follows:

Fair value of assets acquired                $    687.0
Cash paid                                        (650.0)
Stock issued                                         --
                                             ----------
Liabilities assumed                          $     37.0

        The accompanying notes are an integral part of these statements.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                          THREE-MONTH PERIOD
                                                                            ENDED MARCH 31,
                                                                          ------------------
                                                                            2004      2003
                                                                          -------    -------
                                                                            (IN THOUSANDS)
Net Income ..........................................................     $ 1,617    $ 2,100
Other comprehensive income ..........................................
   Unrealized gains on securities ...................................
      Unrealized holding gains arising during the period ............       2,803      1,601

   Less: Reclassification adjustment for gains included in net income
      Net gains on the sale of investment securities ................          --       (556)
      Income tax expense associated with net gains on the sale of
      investment securities .........................................          --        189
                                                                          -------    -------
Comprehensive income ................................................     $ 4,420    $ 3,334
                                                                          =======    =======

                       PATRIOT BANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2004

NOTE 1 - GENERAL

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

On April 21, 2004, Patriot and Susquehanna shareholders approved the Plan of Merger between Patriot Bank Corp. and Susquehanna Bancshares, Inc. The merger is anticipated to close on or about June 10, 2004, pending the expected receipt of all regulatory approvals.

The accompanying financial statements include the accounts of the parent company, Patriot Bank Corp. and its subsidiaries: Patriot Investment Company, Patriot Advisors, Inc. and Patriot Bank and its subsidiaries: Marathon Management Company, Patriot Investment & Insurance Company and Patriot Commercial Leasing Company, Inc. All material inter-company balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the un-audited periods. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire year. The consolidated financial statements should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2003.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The requirements of Statement No. 148 are effective for fiscal years ending after December 15, 2002, except for financial reports containing condensed financial statements for interim periods. Patriot continues to account for stock based compensation under APB No. 25. If Statement No. 123 had been applied, it would have had the following impact:

                                                                             THREE-MONTH PERIOD ENDED,
                                                                                     MARCH 31
                                                                             -------------------------
                                                                               2004             2003
                                                                             --------         --------
                                                                                   (IN THOUSANDS)
Net income, as reported                                                      $  1,617         $  2,100
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects          (38)             (46)
                                                                             --------         --------

Pro forma net income                                                         $  1,579         $  2,054
                                                                             ========         ========

Earnings per share:
     Basic - as reported                                                     $    .25         $    .33
                                                                             ========         ========
     Basic - pro forma                                                       $    .25         $    .32
                                                                             ========         ========

     Diluted  - as reported                                                  $    .24         $    .31
                                                                             ========         ========
     Diluted  - pro forma                                                    $    .23         $    .30
                                                                             ========         ========

                       PATRIOT BANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2004

NOTE 2 - SECURITIES

The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows:

                                                    March 31, 2004                              December 31, 2003
                                      ----------------------------------------------------------------------------------------
                                      Amortized  Unrealized  Unrealized    Fair    Amortized  Unrealized  Unrealized    Fair
                                        cost        gain        loss       value      cost       gain        loss       value
                                      ---------  ----------  ----------  --------  ---------  ----------  ----------  --------
                                                                          (in thousands)
AVAILABLE FOR SALE:
Investment securities
   U.S. Treasury and
      Government agency
      Securities                      $  27,768  $      726  $        6  $ 28,488  $  27,692  $      397  $       95  $ 27,994
   Corporate debt securities             17,365         363         534    17,194     17,629         269         728    17,170
   FHLMC preferred stock                 84,826       2,239          --    87,065    100,892       1,559         347   102,104
   FHLB and FRB stock                    13,621          --          --    13,621     15,399          --          --    15,399
   Equity securities                     16,271         194          40    16,425        299          --          40       259

Mortgage-backed securities
   FHLMC                                 56,207         749         210    56,746     59,011         338         435    58,914
   FNMA                                 120,543       1,591         201   121,933    125,156         651         948   124,859
   GNMA                                      58           8          --        66         61           8          --        69

Collateralized mortgage obligations:
   FHLMC                                      1          --          --         1         14          --          --        14
   FNMA                                     166          --          --       166        357           1          --       358
                                      ---------  ----------  ----------  --------  ---------  ----------  ----------  --------
Total securities available for
Sale                                  $ 336,826  $    5,870  $      991  $341,705  $ 346,510  $    3,223  $    2,593  $347,140
                                      =========  ==========  ==========  ========  =========  ==========  ==========  ========

                       PATRIOT BANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2004

NOTE 3 - LOANS RECEIVABLE

      Loans receivable are summarized as follows:

                                       March 31,     December 31,
                                       ---------     ------------
Composition of loan portfolio            2004            2003
----------------------------------     ---------     ------------
                                             (in thousands)
Commercial Portfolio:
     Commercial loans                  $ 353,354     $    348,507
     Commercial leases                    83,301           82,056
Consumer Portfolio:
     Home equity                          99,837           99,231
     Consumer, other                       4,995            5,144
Mortgage Portfolio:
     Residential mortgages             $  76,923     $     79,092
     Construction                          9,303           10,323
                                       ---------     ------------

Total loans and leases, gross            627,713          624,353
     Deferred loan costs                   1,029            1,146
     Allowance for credit losses          (7,059)          (6,904)
                                       ---------     ------------

       Total loans and leases, net     $ 621,683     $    618,595
                                       =========     ============

NOTE 4 - DEPOSITS

      Deposits are summarized as follows:

                                       March 31,     December 31,
                                       ---------     ------------
Deposit type                             2004            2003
----------------------------------     ---------     ------------
                                             (in thousands)
NOW                                    $  50,682     $     35,947

Money market                             225,842          210,576

Savings accounts                          83,373           83,003

Non-interest-bearing demand               55,561           55,801
                                       ---------     ------------

   Total demand, transaction, money
      market and savings deposits        415,458          385,327

Certificates of deposits                 225,174          228,228
                                       ---------     ------------

   Total deposits                      $ 640,632     $    613,555
                                       =========     ============

                       PATRIOT BANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2004

NOTE 5 - EARNINGS PER SHARE

      The dilutive effect of stock options is excluded from basic earnings per share but included in the computation of diluted earnings per share.

                                     For Three-Months Ended March 31, 2004
                                   -----------------------------------------
                                     Income          Shares        Per-Share
                                   (Numerator)    (Denominator)     Amount
                                   -----------    -------------    ---------
                                                 (in thousands)
BASIC EPS
Net Income available to common
  Shareholders                     $     1,617            6,366    $    0.25

EFFECT OF DILUTIVE SECURITIES
Dilutive Options                            --              378         (.01)
                                   -----------    -------------    ---------

DILUTED EPS
Net income available to common
  shareholders                     $     1,617            6,744    $    0.24
                                   ===========    =============    =========

                                     For Three-Months Ended March 31, 2003
                                   -----------------------------------------
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
                                   ===========    =============    =========

NON-DILUTIVE OPTIONS. Patriot had 0 and 1,375 non-dilutive options for the three-months ended March 31, 2004 and 2003, respectively.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2004

NOTE 6 - SEGMENT REPORTING

      Patriot has four reportable segments: Banking, Mortgage Banking, Financial Advisors and Commercial Leasing. Banking operates a network of 17 community banking offices providing deposit and loan services to customers. Mortgage Banking originates and sells residential mortgages into the secondary market to generate fee income. Financial Advisors' offers wealth and investment management, pension benefits, and insurance services in addition to brokerage services. Financial Advisors results for 2003 do not reflect Tyler Wealth Counselors ("Tyler"). Patriot completed its acquisition of Tyler in September 2003. Refer to "Footnote 14 - Business Combinations" for more information on this transaction. The impact of Tyler was $1,053,000 to total assets and $254,000 to other income for the first quarter of 2004. Commercial Leasing originates small ticket leases.

      The following table highlights income statement and balance sheet information for each of the segments at or for the three-month period ended March 31, 2004 and 2003.

                                               AT OR FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004
                                            ------------------------------------------------------------
                                                        MORTGAGE    FINANCIAL    COMMERCIAL
                                            BANKING      BANKING     ADVISORS      LEASING       TOTAL
                                            --------    --------    ---------    ----------    ---------
                                                                   (IN THOUSANDS)
Net interest income                         $  6,886    $    128    $     127    $    1,252    $   8,393
Other income                                   1,436         151          762           355        2,704
Total net income                               1,028          39           25           525        1,617
Total assets                                 946,589       5,021        6,152        82,811    1,040,573
Total loans and leases, gross (1)            539,627       4,981           --        82,056      626,664
Intersegment interest income / (expense)         614          16          127          (757)          --

                                               AT OR FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2003
                                            ------------------------------------------------------------
                                                        MORTGAGE    FINANCIAL    COMMERCIAL
                                            BANKING      BANKING     ADVISORS      LEASING       TOTAL
                                            --------    --------    ---------    ----------    ---------
                                                                    (IN THOUSANDS)
Net interest income                         $  6,710    $     80    $      10    $      976     $  7,776
Other income                                   1,300         505          478           363        2,646
Total net income                               1,474         184           22           420        2,100
Total assets                                 928,705       3,493        4,874        76,451    1,013,523
Total loans and leases, gross (1)            518,072       3,455           --        75,630      597,157
Intersegment interest income / (expense)         798          80           10          (888)          --

--------
(1) Total loans and leases includes loans held for sale.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2004

NOTE 7 - ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of non-amortizing and amortizing intangible assets is as follows:

                                                     MARCH 31, 2004                         DECEMBER 31, 2003
                                         --------------------------------------   --------------------------------------
                                          GROSS                                    GROSS
                                         CARRYING   ACCUMULATED    NET CARRYING   CARRYING   ACCUMULATED    NET CARRYING
                                          AMOUNT    AMORTIZATION      AMOUNT       AMOUNT    AMORTIZATION      AMOUNT
                                         --------   ------------   ------------   --------   ------------   ------------
                                                                          (IN THOUSANDS)
Non-amortizing intangible assets:
  Goodwill                               $ 13,675   $      2,198   $     11,477   $ 13,675   $      2,198   $     11,477

Amortizing intangible assets:
  Core deposit intangible                   4,606          2,301          2,305      4,606          2,193          2,413
  Customer lists                            1,521             95          1,426      1,521             70          1,451
  Originated mortgage servicing rights        664            524            140        664            514            150
                                         --------   ------------   ------------   --------   ------------   ------------
  Total amortizing intangible assets        6,791          2,920          3,871      6,791          2,777          4,014
                                         --------   ------------   ------------   --------   ------------   ------------
Total intangible assets                  $ 20,466   $      5,118   $     15,348   $ 20,466   $      4,975   $     15,491
                                         ========   ============   ============   ========   ============   ============

Aggregate amortization expense for the three-month period ended March 31 is as follows:

                                                     2004      2003
                                                    ------    ------
                                                     (IN THOUSANDS)
Amortization expense.....................           $  143    $  155

The estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

                                        ESTIMATED EXPENSE
FOR THE YEAR ENDED                        (IN THOUSANDS)
December 31, 2004 ..................          $ 602
December 31, 2005 ..................            570
December 31, 2006 ..................            553
December 31, 2007 ..................            397
December 31, 2008 ..................            379

The changes in the carrying amount of goodwill reported by segment are as follows:

                                              MORTGAGE   FINANCIAL   COMMERCIAL
                                    BANKING   BANKING    ADVISORS     LEASING      TOTAL
                                    -------   --------   ---------   ----------   --------
                                                        (IN THOUSANDS)
Balance as of January 1, 2004       $ 6,909   $     --   $   2,663   $    1,905   $ 11,477
Goodwill acquired during the year        --         --          --           --         --
Impairment losses                        --         --          --           --         --
                                    -------   --------   ---------   ----------   --------
Balance as of March 31, 2004        $ 6,909   $     --   $   2,663   $    1,905   $ 11,477

                                              MORTGAGE   FINANCIAL   COMMERCIAL
                                    BANKING   BANKING    ADVISORS     LEASING      TOTAL
                                    -------   --------   ---------   ----------   --------
                                                        (IN THOUSANDS)
Balance as of January 1, 2003       $ 6,909   $     --   $      --     $  1,868   $  8,777
Goodwill acquired during the year        --         --       2,663           37      2,700
Impairment losses                        --         --          --           --         --
                                    -------   --------   ---------   ----------   --------
Balance as of December 31, 2003     $ 6,909   $     --   $   2,663   $    1,905   $ 11,477

                       PATRIOT BANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2004

NOTE 8 - CONSOLIDATION OF VARIABLE INTEREST ENTITIES

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

NOTE 9 - THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS

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

NOTE 10 - ACCOUNTING FOR CERTAIN LOANS OR DEBT SECURITIES ACQUIRED IN A TRANSFER

In December 2003, the AICPA's Accounting Standards Executive Committee (AcSEC) issued SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. A certain transition provision applies for certain aspects of loans currently within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all non-governmental entities, including not-for-profit organizations. The SOP does not apply to loans originated by the entity. The adoption of this Statement did not have an impact on Patriot's earnings, financial condition, or equity.

                       PATRIOT BANK CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2004

NOTE 11 - BUSINESS COMBINATIONS

WEALTH MANAGEMENT ACQUISITIONS. On January 3, 2003, Patriot completed the acquisition of Bonds & Paulus Associates, Inc. (Bonds & Paulus), a wealth management firm headquartered in Chester County, Pennsylvania. Founded in 1993, Bonds & Paulus is a registered investment advisory firm, providing investment advisory and financial planning services to high net-worth individuals and families. Bonds & Paulus was merged into Patriot Advisors, a subsidiary of Patriot Bank Corp. that provides a full range of wealth and investment management services. The acquisition was accounted for as a purchase. Bonds & Paulus was purchased for $458,000 plus contingent consideration to be paid in shares of Patriot Bank Corp. common stock based upon future revenues of Bonds & Paulus. Of the $458,000, $115,000 was paid in cash and 22,810 shares of Patriot Bank Corp. common stock having a value of $343,000 were issued at closing. During the first quarter in 2004, Patriot issued 22,279 shares of Patriot Bank Corp. common stock having a value of $653,000 as part of the contingent consideration agreed upon at closing. Based upon current revenue, the total purchase price will approximate $1,300,000. Goodwill arising from the transaction totaled $1,209,000. An additional $366,000 of intangible assets acquired were assigned to customer lists subject to amortization and having a 15-year weighted-average useful life.

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

PENSION BENEFITS SERVICE PROVIDER ACQUISITION. On January 17, 2003, Patriot completed the acquisition of Pension Benefits, Inc., a pension benefits service provider headquartered in West Chester, Pennsylvania. Founded in 1986, Pension Benefits Inc. is a third party administrator and a registered investment advisory firm, providing comprehensive retirement plan solutions to businesses. Pension Benefits, Inc. was merged into Patriot Advisors, a subsidiary of Patriot Bank Corp. The acquisition was accounted for as a purchase. Pension Benefits, Inc. was purchased for $829,000 plus contingent consideration to be paid in shares of Patriot Bank Corp. common stock based upon future revenues of Pension Benefits, Inc. Of the $829,000, $414,500 was paid in cash and 27,338 shares of Patriot Bank Corp. common stock were issued at closing. During the first quarter in 2004, Patriot issued 22,989 shares of Patriot Bank Corp. common stock having a value of $674,000 as part of the contingent consideration agreed upon at closing. Based upon current revenue, the total purchase price will approximate $1,700,000. Goodwill arising from the transaction totaled $1,454,000. An additional $460,000 of intangible assets acquired were assigned to customer lists subject to amortization and having a 15-year weighted-average useful life.

Patriot completed an impairment evaluation for each of its acquisitions, as of December 31, 2003. Based on this evaluation, there was no evidence of impairment.

Supplemental pro forma information that discloses the results of operations for Patriot Bank Corp. and its subsidiaries for the three-month period ended March 31, 2004 to the same period in 2003 is provided below. The pro forma information assumes the business combinations of Tyler Wealth Counselors had been completed as of the beginning of each period and illustrates the impact on Patriot's non-interest Income, net income and EPS for each period.

                               THREE-MONTH PERIOD ENDED
                                      MARCH 31,
                                   2004       2003
                                 --------   --------
                                   (IN THOUSANDS)
Revenue                          $ 17,387   $ 18,288

Net Income                       $  1,617   $  2,166
                                 ========   ========

Earnings per share - basic       $   0.25   $   0.34
                                 ========   ========
Earnings per share - diluted     $   0.24   $   0.32
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

      SUMMARY. Patriot reported diluted earnings per share of $.24 and net income of $1,617,000 for the three-month period ended March 31, 2004 compared to diluted earnings per share of $.31 and net income of $2,100,000 for the three month period ended March 1, 2003. First quarter 2004's earnings were significantly affected by certain costs associated with the pending merger with Susquehanna Bancshares, Inc. Return on average equity was 9.60%, for the three-month period ended March 31, 2004 compared to 12.50%, for the three-month period ended March 31, 2003.

      NET INTEREST INCOME. Net interest income for the three-month period ended March 31, 2004 was $8,393,000 compared to $7,776,000 for the same period in 2003. Patriot's net interest margin (net interest income as a percentage of average interest-earning assets) was 3.74% for the three-month period ended March 31, 2004 compared to 3.68% for the same period in 2003. The decreases in market rates on Patriot's funding sources outpaced decreases in the rates on earning assets. Additionally, there was improvement in the overall mix of Patriot's liabilities where higher costing borrowings and certificate of deposit accounts were replaced with lower costing transaction accounts. As a result, Patriot's net interest margin expanded.

      Interest on loans and leases was $10,595,000 for the three-month period ended March 31, 2004 compared to $11,130,000 for the same period in 2003. The average balance of loans was $623,695,000 with an average yield of 6.79% for the three-month period ended March 31, 2004 compared to an average balance of $606,089,000 with an average yield of 7.39% for the same period in 2003. The increase in average balance is primarily due to aggressive marketing of commercial and consumer loans as well as commercial leases offset, in part, by Patriot continuing to allow residential mortgages to run-off. The decrease in average yield is primarily a result of a decrease in market rates.

      Interest on Patriot's investment portfolio (investment and mortgage-backed securities) was $4,086,000 for the three-month period ended March 31, 2004 compared to $4,196,000 for the same period in 2003. The average balance of the investment portfolio was $343,272,000 with an average yield of 5.46% for the three-month period ended March 31, 2004 compared to an average balance of $317,869,000 with an average yield of 6.15% for the same period in 2003. The increase in average balance is primarily due to Patriot investing funds from the repayment of residential mortgage loans. The decrease in average yield is related to the purchase of tax beneficial securities and general decreases in market rates on adjustable rate securities.

      Interest on total deposits was $2,819,000 for the three-month period ended March 31, 2004 compared to $3,140,000 for the same period in 2003. The average balance of total deposits was $638,089,000 with an average cost of 1.75% for the three-month period ended March 31, 2004 compared to an average balance of $541,821,000 with an average cost of 2.32% for the same period in 2003. The increase in average balance is primarily the result of aggressive marketing of money market and transaction-based deposit accounts offset by a decrease in the average balance of Patriot's certificate of deposit accounts. The overall decrease in the average cost of deposits was primarily the result of a decrease in market rates as well as improvement in the overall mix of Patriot's deposits where higher costing certificate of deposit accounts were replaced with lower costing transaction accounts.

      Interest on borrowings was $3,471,000 for the three-month period ended March 31, 2004 compared to $4,416,000 for the same periods in 2003. The average balance of borrowings was $327,551,000 with an average cost of 4.20% for the three-month period ended March 31, 2004 compared to an average balance of $371,319,000 with a cost of 4.76% for the same period in 2003. The decrease in average balance was primarily due to borrowings being replaced with branch deposit growth. The decrease in the yield on borrowings was the result of the repayment of borrowed funds with a higher cost of funds as well as the restructuring of certain convertible advances to a lower cost of funds and longer maturity.

PROVISION FOR CREDIT LOSSES. The provision for credit losses was $1,000,000 for the three-month period ended March 31, 2004 compared to $1,100,000 for the same period in 2003. Net of charge-offs and recoveries of $845,000 for the quarter-ended March 31, 2004, this represented an addition of $155,000 to the allowance for credit losses, which totaled $7,059,000 at March 31, 2004. Patriot's percentage of non-performing loans to total loans decreased to .51% at March 31, 2004 compared to .59% at December 31, 2003. The allowance for credit losses is based on management's ongoing evaluation of the loan and lease portfolio and reflects an amount considered by management to be its best estimate of known and inherent losses in the portfolio. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the portfolio, delinquency statistics, results of loan review and related classifications, and historic loss rates. In addition, certain individual loans which management has

                       PATRIOT BANK CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

identified as problematic are specifically provided for, based upon an evaluation of the borrower's perceived ability to pay, the estimated adequacy of the underlying collateral and other relevant factors. In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for credit losses. They may require additions to the allowance based upon their judgements about information available to them at the time of examination. Although provisions have been established and segmented by type of loan, based upon management's assessment of their differing inherent loss characteristics, the entire allowance for credit losses is available to absorb further loan losses in any category. Management uses significant estimates to determine the allowance for credit losses. Since the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond Patriot's control, it is at least reasonably possible that management's estimate of the allowance for credit losses and actual results could differ in the near term.

Patriot's percentage of loss reserves to total loans and leases was 1.11% at March 31, 2004. Based on management's evaluation of the impact of current economic conditions, diversification of the portfolios, delinquency and non-performing loan statistics, results of loan review and related classifications, and historic loss rates, management determined a provision of $1,000,000 was necessary to adequately address the losses inherent in Patriot's loan and lease portfolios. Patriot believes that the allowance provides for known and inherent credit losses at March 31, 2004.

Patriot's total loans and leases consist of four distinct portfolios, each of which is monitored and analyzed separately.

Residential Mortgage Loans. Residential mortgage loans comprise 14.34% of total loans and leases. Patriot's mortgage loan portfolio is seasoned as Patriot has been in the mortgage lending business for many years and has sold substantially all new mortgage originations in the past three years. Compared to December 31, 2003, the level of non-performing assets in the mortgage loan portfolio decreased slightly during the first quarter of 2004 in correlation to the overall decrease in the mortgage portfolio. The ratio of non-performing residential mortgage loans to the total loan and lease portfolio remained relatively stable during this period. Patriot's mortgage loans are generally well collateralized and historically Patriot has experienced minimal losses on these loans. Because of Patriot's consistent history in mortgage lending and the long-term nature of this portfolio, Patriot predominately relies upon an internal regression analysis that uses historical data to estimate losses inherent in the portfolio.

Consumer Loans. Consumer loans comprise 16.62% of total loans and leases and consist mostly of home equity loans and home equity lines of credit. The consumer loan portfolio is also mature as Patriot has been in the consumer lending business for many years. Compared to December 31, 2003, the level of non-performing consumer loans in the consumer loan portfolio decreased during the first quarter of 2004. The ratio of non-performing consumer loans to the total loan and lease portfolio remained relatively stable during this period. Patriot predominantly uses an internal regression analysis that uses historical data to estimate losses inherent in the portfolio.

During the third quarter of 2003, Patriot's internal control process uncovered what is believed to be a defalcation perpetrated by a mid-level supervisory employee within Patriot's credit card operation. The defalcation includes an alleged theft and the alleged falsification and destruction of accounting records as well as the concealment of credit card delinquencies and bankruptcies. The alleged defalcation included the concealment of approximately $460,000 of unsecured customer bankruptcies, which, since they were not material to any prior period, were charged off during the third quarter of 2003 through Patriot's loan loss reserve. An additional $26,454 of credit card delinquencies, which were subject to normal collection procedures were charged off during the first quarter of 2004. Patriot has incorporated these credit card charge-offs, retroactively into its regression analysis.

Commercial Loans. Commercial loans comprise 55.90% of total loans and leases. Patriot entered the commercial lending business in 1996 and has grown the portfolio into a substantial portion of total loans. Patriot uses historical data to prepare regression models to monitor trends of charge-offs and recoveries and establish appropriate allowance levels. Patriot also closely monitors local economic and business trends relative to its commercial lending portfolio to estimate the effect those trends may have on potential losses. Patriot's commercial loan portfolio contains some loans that are substantially larger than the loans within other portfolios. The potential loss associated with an individual loan could have a significant impact on the allowance and charge-off levels at Patriot. Therefore Patriot closely monitors these loans and will specifically reserve for individual loans which exhibit weakness. Compared to December 31, 2003, the level of non-performing commercial loans decreased during the first quarter of 2004. The ratio of non-performing commercial loans to the total loan and lease portfolio decreased from .41% at December 31, 2003 to 0.35% at March 31, 2004.

Commercial Leases. Commercial leases comprise 13.14% of total loans and leases. Patriot entered the commercial leasing business in 1998 principally through the acquisition of Keystone Financial Leasing (KFL). Patriot's leasing portfolio has a short, approximately 3-year life. Patriot performs an internal regression analysis on this portfolio using historical data (including KFL data). Patriot also closely monitors regional and national economic business trends relative to its commercial leasing portfolio to estimate the effects those trends may have on potential losses. The ratio of non-performing commercial leases to the total loan and lease portfolio decreased from .10% at December 31, 2003 to 0.09% at March 31, 2004.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      NON-INTEREST INCOME. Total non-interest income was $2,704,000 for the three-month period ended March 31, 2004 compared to $2,646,000 for the same period in 2003. The increase in non-interest income was related to an increase in Patriot Advisors' commissions offset by a decrease in the gains on the sale of loans and leases.

Patriot Advisors' Commissions. Patriot Advisors, a subsidiary of Patriot Bank Corp., provided $804,000 in non-interest income during the three-month period ended March 31, 2004 compared to $478,000 for the same period in 2003. This increase in Patriot Advisors' non-interest income was primarily attributable to the acquisition of Tyler Wealth Counselors ("Tyler"), which occurred during the third quarter of 2003. Tyler provided $254,000 of non-interest income during the three-month period ended March 31, 2004.

Gains on the Sale of Loans and Leases. Non-Interest income from gains on the sale of loans and leases was $372,000 for the three-month period ended March 31, 2004 compared to $704,000 for the same period in 2003. The decrease was primarily due to mortgage banking gains associated with lower volumes offset by increased gains recognized on the sale of the guaranteed portion of Small Business Administration loans.

Other non-interest income such as loan and deposit fees were consistent with the prior period. However, during the first quarter of 2003, Patriot prepaid a FHLB $15,000,0000 advance with a rate of 6.28% and a scheduled maturity of December 4, 2003. As such, Patriot recorded a $588,000 prepayment penalty. During this time period, Patriot also recorded investment gains of $556,000 on the sale of $10,526,000 in securities as well. Patriot did not incur any prepayment penalties or investment gains during the first quarter of 2004.

      NON-INTEREST EXPENSE. Total non-interest expense was $8,259,000 for the three-month period ended March 31, 2004 compared to $6,681,000 for the same period in 2003. The increase in non-interest expense was primarily due to $938,000 of higher compensation costs associated with increases in staffing. Patriot's three acquisitions during 2003, as well as service requirements associated with branch deposit and commercial lending growth caused the increases in staffing. Patriot also recognized $559,000 of merger related expenses which contributed to this increase.

      INCOME TAX PROVISION. The income tax provision for the first quarter of 2004 was $221,000 compared to $541,000 for the same period in 2003. The effective tax rate was 12.02% for three-month period ended March 31, 2004 compared to 20.48% for the same period in 2003. The decrease in the effective tax rate was due to tax exempt income from tax preferential securities comprising a greater proportion of Patriot's pretax income.

FINANCIAL CONDITION

LOAN AND LEASE PORTFOLIO. Patriot's primary portfolio loan products are commercial loans and leases and home equity loans on existing owner-occupied residential real estate. Patriot also offers residential construction loans and other consumer loans. Patriot has sold substantially all new residential mortgage (fixed and adjustable rate) originations since 2000. At March 31, 2004, Patriot's total loan portfolio was $621,683,000, compared to $618,595,000 at December 31, 2003. The increase in the loan portfolio was primarily the result of emphasis placed on increasing commercial lending, leasing and consumer relationships offset by Patriot continuing to allow residential mortgages to run-off.

      CASH AND CASH EQUIVALENTS. Cash and cash equivalents at March 31, 2004 were $17,191,000 compared to $17,745,000 at December 31, 2003. The decrease in cash balances was primarily due to temporary timing differences.

      SECURITIES. Investment securities consist of US Treasury and government agency securities, and corporate debt and equity securities. Mortgage-backed securities consist of securities generally issued by either the FHLMC, FNMA or the Government National Mortgage Association ("GNMA"). Collateralized Mortgage Obligations ("CMOs") consist of securities issued by the FHLMC, FNMA or private issuers. Total investment and mortgage-backed securities at March 31, 2004 were $341,705,000 compared to $347,140,000 at December 31, 2003. The decrease in investment and mortgage-backed securities was primarily due to investment amortization and maturities.

                       PATRIOT BANK CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      OTHER ASSETS. Other assets at March 31, 2004 were $5,344,000 compared to $6,321,000 at December 31, 2003. The decrease in other assets was primarily attributable to adjustments to Patriot's deferred tax position related to the increase of unrealized gains on investments offset by an increase in cash surrender values related to life insurance policies on certain members of Patriot's Board of Directors.

      DEPOSITS. Deposits are primarily attracted from within Patriot's market area through the offering of various deposit instruments, including checking accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Patriot also solicits brokered deposits from various sources. Total deposits at March 31, 2004 were $640,632,000 compared to $613,555,000 at December 31, 2003. Of this increase, $30,131,000 was related to an increase in core deposits offset by a decrease of $3,054,000 in certificates of deposits.

      FHLB ADVANCES AND FEDERAL FUNDS. Patriot utilizes borrowings as a source of funds for its growth strategy and its asset/liability management. Patriot is eligible to obtain advances from the FHLB upon the security of certain loan portfolios, mortgage-backed securities, and investment securities, provided certain standards related to creditworthiness have been met. FHLB advances are made pursuant to several different credit programs, each of which has it's own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. Patriot also uses Federal Funds as a funding source. Federal Funds are transactions that are typically between financial institutions and are short-term unsecured borrowings. Total FHLB advances and federal funds borrowed at March 31, 2004 were $257,301,000 compared to $289,655,000 at December 31, 2003. The decrease in FHLB advances and federal funds was associated with the repayment of short-term FHLB advances. During the first quarter of 2004, $34,000,000 of overnight FHLB advances were repaid with deposit growth.

      OTHER LIABILITIES. Other Liabilities at March 31, 2004 were $4,803,000 compared to $8,196,000 at December 31, 2003. The decrease in other liabilities was primarily attributable to the payment of $1,328,000 in contingent consideration associated with the purchase of Bonds and Paulus Associates, Inc. and Pension Benefits Inc. as well as $1,649,000 associated with Patriot's FAS 133 interest rate swap market value adjustments.

      SHAREHOLDERS' EQUITY. Total shareholders' equity was $70,696,000 at March 31, 2004 compared to $65,743,000 at December 31, 2003. The increase was primarily a result of an increase in accumulated other comprehensive income, net income and the issuance of treasury stock as contingent consideration associated with acquisitions offset by cash dividends paid.

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

Management uses significant estimates to determine the allowance for credit losses. Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond Patriot's control, therefore management's estimate of the amount necessary to absorb allowance for credit losses and actual credit losses could differ. Patriot's current judgement is that the valuation of the allowance for the losses on loans and leases remains appropriate at March 31, 2004.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance would be established against deferred tax assets when in the judgement of management, it is more likely than not that such deferred tax assets will not become available. At March 31, 2004, based on management's evaluation of the likelihood of realization, no valuation allowance has been established. Because the judgement about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond Patriot's control, it is possible that management's judgement about the need for a valuation allowance for deferred taxes could change in the future.

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

Other repossessed property consists of mostly leased equipment returned to Patriot at the end of the lease. The off-lease equipment is recorded on Patriot's books at the lower of Patriot's carrying value in the lease or the fair value of the equipment as of the date of transfer to other repossessed property. Any excess of the recorded investment in the lease over the fair market value is taken as a loss on Patriot's books. Additionally, valuation of REO and other repossessed property is dependent to a great extent on current economic, market and geographic conditions that are beyond Patriot's control. It is possible that management's estimates included in the valuation of REO and other repossessed property could change in the future. Patriot's current judgement is that the valuation of REO and other repossessed property remains appropriate at March 31, 2004.

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

During the first quarter of 2004, $27,077,000 of liquidity was provided by deposit growth, which was used to repay short-term borrowings. Additional liquidity of $7,983,000 was provided from the maturity of investment securities, which was used to fund $5,493,000 of new loan growth.

At March 31, 2004, Patriot had outstanding loan commitments of $67,665,000. Patriot anticipates that it will have sufficient funds available to meet its loan commitments. Certificates of deposit that are scheduled to mature in one year or less from March 31, 2004, totaled $119,416,000.

CAPITAL RESOURCES. FDIC regulations currently require companies to maintain a minimum leverage capital ratio of not less than 3% of tier 1 capital to total adjusted assets, a tier 1 capital ratio of not less than 4% of risk-adjusted assets, and a minimum risk-based total capital ratio (based upon credit risk) of not less than 8%. The FDIC requires a minimum leverage capital requirement of 3% for institutions rated composite 1 under the CAMELS rating system. For all other institutions, the minimum leverage capital requirement is 3% plus at least an additional 1% to 2% (100 to 200 basis points). A bank is considered "well capitalized" if it maintains a minimum leverage capital ratio of not less than 5% of tier 1 capital to total adjusted assets, a tier 1 capital ratio of not less than 6% of risk adjusted assets, and a minimum risk-based total capital ratio (based upon credit risk) of not less than 10%. At March 31, 2004, Patriot Bank's and Patriot Bank Corp.'s capital ratios exceeded all requirements to be considered well capitalized. The following table sets forth the capital ratios of Patriot Bank Corp., Patriot Bank and the current regulatory requirements at March 31, 2004:

                                                                          To Be                     To Be
                                                Actual            Adequately Capitalized       Well Capitalized
                                           ----------------       ----------------------       ----------------
                                            Amount    Ratio           Amount    Ratio           Amount    Ratio
                                           --------   -----          --------   -----          --------   -----
                                                                   As of March 31, 2004
Total  capital (to risk weighted assets)

Patriot Bank Corp.                         $ 80,905   12.01%         $ 53,896       8%         $ 67,370      10%
Patriot Bank                                 79,987   11.86%           53,954       8%           67,442      10%

Tier I capital (to risk-weighted assets)

Patriot Bank Corp.                           72,769   10.80%           26,948       4%           40,422       6%
Patriot Bank                                 71,833   10.65%           26,977       4%           40,465       6%

Tier I capital (to average assets)

Patriot Bank Corp.                           72,769    7.11%           40,938       4%           51,172       5%
Patriot Bank                                 71,833    6.99%           41,101       4%           51,376       5%

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

Through the use of income simulation modeling the company has calculated an estimate of net interest income for the year ending March 31, 2005, based upon the assets, liabilities and off-balance sheet financial instruments in existence at March 31, 2004. Patriot has also estimated changes to that estimated net interest income based upon interest rates rising or falling in monthly increments ("rate ramps"). Rate ramps assume that all interest rates increase or decrease in monthly increments evenly throughout the period modeled, with a floor of 25bp. The following table reflects the estimated percentage change in estimated net interest income for the year ending March 31, 2005 resulting from changes in interest rates.

Rate ramp to interest rates                 % change
---------------------------                 --------
           +2%                                   .15%
           -2%                                 (1.60%)

Economic value of equity ("EVE") estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. As part of this evaluation the company has contracted with an independent consultant to perform an extensive core deposit analysis to appropriately estimate the discounted present value of the retail deposit franchise. Upward and downward rate shocks are used to measure volatility in relation to an unchanged interest rate environment. This method of measurement primarily evaluates the longer term repricing risks and options in the Company's balance sheet. The Company has established policy limits for upward and downward rate shocks of 20% of economic value of equity at risk for every 100 basis points of interest rate shock. Additionally the Company has a policy limit that the ratio of EVE adjusted equity to EVE adjusted assets will be maintained above a 5% ratio. The following table reflects the estimated economic value of equity at risk and the ratio of EVE adjusted equity to EVE adjusted assets at March 31, 2004, resulting from shocks to interest rates.

             Percent change   EVE Equity/
Rate shock     from base      EVE Assets
----------   --------------   -----------
   +2%                (3.70%)       13.58%

   +1%                 (.63%)       13.65%

  Base                              13.40%

   -1%                (9.01%)       11.99%

   -2%               (31.90%)        8.90%

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

The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2004, which are anticipated, based upon certain assumptions, to re-price or mature in each of the future time periods shown. Loan amounts reflect principal balances expected to be repaid and/or re-priced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans and as a result of contractual rate adjustments on adjustable-rate loans. Estimated prepayment rates were applied to mortgage loans and mortgage-backed securities based upon industry expectations. Core deposit decay rates have been estimated based upon a historical analysis of core deposit trends. With the exceptions noted above, the amount of assets and liabilities shown which re-price or mature during a particular period were determined in accordance with the earlier of term to re-pricing or the contractual maturity of the asset or liability. The table sets forth the gap and cumulative gap as a percentage of total assets at March 31, 2004:

                                 0-90   91-180   181-365
                                 Days    Days     Days
                                 ----   ------   -------
GAP to Total Assets              4.50%    2.60%     2.67%
Cumulative GAP to Total Assets   4.50%    7.10%     9.77%

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

                       PATRIOT BANK CORP. AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Patriot's principal executive officer and principal financial officer have concluded that Patriot's disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of March 31, 2004, are effective.

CHANGES IN INTERNAL CONTROLS. During the third quarter of 2003, Patriot's internal control process uncovered what is believed to be a defalcation perpetrated by a mid-level supervisory employee within Patriot's credit card operation. The defalcation includes an alleged theft and the alleged falsification and destruction of accounting records as well as the concealment of credit card delinquencies and bankruptcies. The total amount of the alleged theft was approximately $982,000. The company maintains an insurance policy which management believes covers the majority of the alleged theft, and as a result, Patriot has recorded an after-tax charge of $367,000 related to the deductible on that insurance policy and losses and operating expenses associated with the falsification and destruction of accounting records. The alleged defalcation included the concealment of approximately $460,000 of unsecured customer bankruptcies, which, since they were not material to any prior period, were charged off during the third quarter of 2003 through Patriot's loan loss reserve. An additional $26,454 of credit card delinquencies, which were subject to normal collection procedures were charged off during the first quarter of 2004. At March 31, 2004, there were $63,000 of delinquent credit card receivables remaining from the defalcation. Additional charge-offs may result from these delinquent accounts.

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

                  -- Exhibit 99.1 Section 906 Certifications

                  (b) Reports filed on Form 8K

                  -- On January 23, 2004, the registrant filed a Form 8-K announcing earnings for the fourth quarter of 2003.

                  -- On January 30, 2004, the registrant filed a Form 8-K reporting the declaration of a cash dividend of 14 cents per share.

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

                                                    PATRIOT BANK CORP.
                                           -------------------------------------
                                                       (Registrant)

Date May 10, 2004
                                           -------------------------------------
                                                      Richard A. Elko
                                           President and Chief Executive Officer

Date May 10, 2004
                                           -------------------------------------
                                                        James G. Blume
                                                  Senior Vice President and
                                                   Chief Financial Officer

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

Date: May 10, 2004

                                             /s/ Richard A. Elko
                                           -------------------------------------
                                           Chief Executive Officer

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

Date: May 10, 2004

                                             /s/ James G. Blume
                                           -------------------------------------
                                           Chief Financial Officer